Form 10-K
period 2007-12-31
RUB MUSIC ENTERPRISES, INC.
filed 2008-05-20
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number:  000-52985

RUB MUSIC ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1176000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5555 North Star Ridge Way, Star, Idaho	83669
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (208) 283-1542

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☒ No ☐

As of December 31, 2007, the registrant had 40,700,000 shares of its common stock, par value $.001, outstanding.  The registrant is unable to determine the aggregate market value of its common stock held by non-affiliates of June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

RUB MUSIC ENTERPRISES, INC.

FORM 10-K

For the Year Ended December 31, 2007

PART I

ITEM 1.   BUSINESS

Rub Music Enterprises, Inc. (the “Company”) was originally incorporated in the State of Nevada on May 6, 2004.  We were a music library business that established a catalogue of copyrighted songs that we intended to license to parties who wished to use the songs and pay royalties for their use.

The Company encountered numerous problems and ceased its operations. The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company.  In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

•

the ability to use registered securities to make acquisitions of assets or businesses;

•

increased visibility in the financial community;

•

the facilitation of borrowing from financial institutions;

•

improved trading efficiency;

•

shareholder liquidity;

•

greater ease in subsequently raising capital;

•

compensation of key employees through stock options;

•

enhanced corporate image;

•

a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with the Company, may include the following:

•

a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•

a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•

a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•

a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•

a foreign company which may wish an initial entry into the United States securities market;

•

a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•

a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.  No assurances can be given that the Company will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

ITEM 1A.  RISK FACTORS

The Company's business is subject to numerous risk factors, including the following.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS.

The Company has had very limited operating history and minimal revenues or earnings from operations.  The Company has no significant assets or financial resources.  The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company.  There is no assurance that the Company can identify such a target company and consummate such a business combination.

SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS.

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company.  While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria.  In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which maybe merger or acquisition target candidates for the Company.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION.

The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity.  There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation by the Company.  There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.  The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity.  Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company.  The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future.  The Company has not obtained key man life insurance on its officer and director.  Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

CONFLICTS OF INTEREST--GENERAL.

The Company's officer and director participates in other business ventures which may compete directly with the Company.  Additional conflicts of interest and non-arms length transactions may also arise in the future.  Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - Conflicts of Interest.”

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company.  Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION.

The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity.  Consequently, the Company's activities will be limited to those engaged in by the business entity which the Company merges with or acquires.  The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

REGULATION UNDER INVESTMENT COMPANY ACT.

Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities.  In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940.  In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT.

A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company.  Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company's common stock held by them.  The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.  Currently, there are no pending acquisitions, business combinations or mergers.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION.

The Company's primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity.  The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

TAXATION.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES.

Management of the Company will request that any potential business opportunity provide audited financial statements.  One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements.  In such case, the Company may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is not subject to this requirement since it is not an accelerated filer.

ITEM 2.  PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties.  The Company currently uses the home offices of Mr. Cornelius Hofman, the principal shareholder and sole officer and director of the Company, at no cost to the Company.  Mr. Hofman has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the Company.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no trading market for the Company's Common Stock at present and there has been no trading market to date.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

There are approximately 42 holders of the Company's Common Stock.  The issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemptions from registration afforded by Sections 3(b) and 4(2) of the Securities Act of 1933 and Rules 506 and 701 promulgated there under.

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

During the year ended December 31, 2007, the Company had no sales of unregistered securities.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception on May 6, 2004, the Company attempted to establish a music library business that established a catalogue of copyrighted songs that it intended to license to parties who wished to use the songs and pay royalties for their use.

The Company encountered numerous problems and ceased its operations. The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company.  In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with U. S. generally accepted accounting principles.  The following accounting policies significantly affect the way the financial statements are prepared.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and Rub Music Library, Inc., its wholly owned subsidiary.  All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents:  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Since inception, the Company has not held any short-term investments considered to be cash equivalents.

Accounts Receivable:  The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on its review of aged receivable balances, and writes off accounts receivable when management concludes the receivable is uncollectible.  The Company considers accounts receivable to be past due or delinquent based on contractual terms.  The Company had no accounts receivable at December 31, 2007.

Revenue Recognition:  The Company records royalty revenue when earned in accordance with the underlying agreements.  Consulting and service revenue is recognized as services are performed.  Through December 31, 2007, the Company had not earned any consulting and service revenues.

Income Taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

OPERATIONS REVIEW

During the year ended December 31, 2007, the Company had no revenues as it had ceased operations and entered the development stage as of January 1, 2007.  During the year ended December 31, 2006, the Company had royalty revenue of $37,116.  On January 1, 2005, the Company entered into a contract to purchase the royalty revenue stream for two years from its former Chief Executive Officer.

General and administrative expenses were $34,057 for the year ended December 31, 2007, consisting of accounting and auditing fees of $30,022, legal fees of $2,350 and other expenses of $1,685.  General and administrative expenses were $13,289 for the year ended December 31, 2006, consisting of accounting and auditing fees of $6,764, legal fees of $5,500 and other expenses of $1,025.

During the years ended December 31, 2007 and 2006, the Company incurred interest expense of $35 and $240, respectively, related to a note payable of $3,000, which was repaid during 2007.

The Company also incurred income tax expense of $1,600 during each of the years ended December 31, 2007 and 2006, consisting of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had current assets of $5,149, consisting of cash, and current liabilities of $51,570, resulting in a working capital deficiency of $46,421.  Current liabilities at December 31, 2007 consist of trade accounts payable of $26,594, accounts payable – related party of $21,776, and income taxes payable of $3,200.

Since operations were discontinued effective January 1, 2007, the Company has had no source of revenues from which to pay its operating expenses.  The Company will require additional capital from the sale of its common stock or from other sources in order to pay its current obligations, and there can be no assurance that the Company will be successful in these efforts.

Net cash used in operating activities for the year ended December 31, 2007 was $22,072, compared to net cash used in operating activities of $4,072 for the year ended December 31, 2006.  The net cash used in operating activities for the year ended December 31, 2007 included a repayment of accounts payable – related party of $6,000 and the repayment of accrued interest payable of $340.  The net cash used in operating activities for the year ended December 31, 2006 included a repayment of accounts payable – related party of $31,234.

No net cash was provided by or used in investing activities during the years ended December 31, 2007 and 2006.

Net cash used in financing activities for the year ended December 31, 2007 was $3,000, consisting of the repayment of notes payable.  Net cash provided by financing activities for the year ended December 31, 2006 was $32,000, consisting of proceeds from the issuance of common stock.

GENERAL BUSINESS PLAN.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act.  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not subject to this requirement since it is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company called for by this item are contained in a separate section of this report.  See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The Company's Chief Executive Officer (acting also as the principal financial and accounting officer) has conducted an evaluation of the Company's disclosure controls and procedures as of December 31, 2007.  Based on his evaluation, the Company's Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of such period.

 (b) Changes in internal controls

During the most recent fiscal quarter covered by this report, and since that date there has been no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act)  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9AT.  CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of May 15, 2008, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since

Cornelius A. Hofman	40	Sole Officer and Director	December 2006

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Cornelius A. Hofman.  Since 1995, Mr. Hofman has been the owner of the GEC Group providing business valuations, economic damage assessments, lost wage assessments and litigation support services.  He is a graduate of Cornell University and holds a Master Degree from University of Pennsylvania along with an MBA degree from the University of Chicago in Economics and Finance.  He is the author of numerous publications and lecturer on topics related to economics.

To the knowledge of management, during the past five years, no present or former directors, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations or other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity.

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal Commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Mr. Hofman has been involved in the following public reporting companies.

Company	Positions	Dates
Litigation Economics, Inc.	Officer/Director/Shareholder	11-13-96 to 3-2-98

Cach Foods, Inc.	Officer/Director/Shareholder	5-21-01 to 5-1-03

Dendo Global Corp.	Officer/Director/Shareholder	10-29-99 to 10-14-04

ITEM 11. EXECUTIVE COMPENSATION

Our sole officer and director does not receive any compensation for services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with our Company. Our officer and director is reimbursed for expenses incurred on our behalf.  Our officer and director will not receive any finder’s fee as a result of his efforts to implement the business plan outlined herein.  However, our officer and director anticipates receiving benefits as a beneficial shareholder of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officer and director.

COMPENSATION OF DIRECTORS

None.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no employment contracts between the Company and its officer and director.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to the Company’s officer and director upon termination of his employment with the Company or any change in control of the Company, or a change in his responsibilities following a change in control of the Company.

The officer and director of the Company will not receive any finder's fee from the Company as a result of his efforts to implement the Company's business plan outlined herein. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company. See “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 15, 2008, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 40,700,000 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of Beneficial	Percentage
Class	Beneficial Owner	Ownership	of Class

Common	Cornelius A. Hofman (1)	32,000,000	78.62%
	5555 North Star Ridge Way
	Star, Idaho 83669

Total Officers and Directors		32,000,000	78.62%
As a Group (1 Person)

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended December 31, 2007 and 2006 were $23,722 and $0, respectively.

AUDIT RELATED FEES

There were no fees billed for audit related services by our principal accountant during the years ended December 31, 2007 and 2006.

TAX FEES

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2007 and 2006.

ALL OTHER FEES

There were no other fees billed by the principal accountant, other than those previously reported in this Item 14, during the years ended December 31, 2007 and 2006..

AUDIT COMMITTEE

The Company’s Board of Directors functions as its audit committee.  It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
11	Statement re: computation of per share earnings (1)
21	List of subsidiaries (1)
31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

______________________________________

*     Exhibits filed with this report.

(1)  Included in Notes to Consolidated Financial Statements contained in this filing.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of May, 2008.

REGISTRANT

RUB MUSIC ENTERPRISES, INC.

By: /S/ Cornelius A. Hofman

Cornelius A. Hofman

(Principal Executive and Financial Officer)

RUB MUSIC ENTERTAINMENTS, INC. AND SUBSIDIARY

(A DEVELOPMENT STATE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Rub Music Enterprises, Inc. and Subsidiary

Salt Lake City, UT

We have audited the accompanying consolidated balance sheets of Rub Music Enterprises, Inc and Subsidiary [a development stage company] as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering development stage on January 1, 2007 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rub Music Enterprises, Inc and Subsidiary as of December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period from re-entering developing stage on January 1, 2007 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Rub Music Enterprises, Inc and Subsidiary will continue as a going concern. As discussed in Note 8 to the financial statements, Rub Music Enterprises, Inc and Subsidiary has incurred losses since its inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

May 19, 2008

Salt Lake City, Utah

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$5,149	$30,221

Total Assets	$5,149	$30,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$26,594	$6,634
Accounts Payable – Related Party	21,776	27,776
Income Taxes Payable	3,200	3,200
Accrued Interest Payable	-	340
Notes Payable	-	3,000

Total Current Liabilities	51,570	40,950

Commitments and Contingencies

Stockholder’s Deficit:
Preferred Stock, $.001 Par Value, 5,000,000 Authorized, No Shares Issued and Outstanding	-
Common Stock, $.001 Par Value, 50,000,000 Shares Authorized, 40,700,000 Shares Issued and Outstanding	40,700	40,700
Additional Paid-In Capital	(91,107)	(91,107)
Retained Earnings	39,678	39,678
Deficit Accumulated During the Development Stage	(35,692)	-

Total Stockholders’ Deficit	(46,421)	(10,729)

Total Liabilities and Stockholders’ Deficit	$5,149	$30,221

See Notes to Consolidated Financial Statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

Revenue	$-	$37,116

General and Administrative Expenses	34,057	13,289

Income (Loss) From Operations	(34,057)	23,827

Other Income (Expense):
Interest Income	-	-
Interest Expense	(35)	(240)

Total Other Income (Expense)	(35)	(240)

Income (Loss) before Income Taxes	(34,092)	23,587

Income Tax Expense:
Current	1,600	1,600
Deferred	-	-

Net Income (Loss)	$(35,692)	$21,987

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	40,700,000	10,190,411

See Notes to Consolidated Financial Statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional Paid-In Capital	Retained Earnings (Deficit)	Deficit Accumulated During the Development Stage	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2005	-	$-	8,700,000	$8,700	$(91,107)	$17,691	$-	$(64,716)

Issuance of Common Stock for Cash	-	-	32,000,000	32,000	-	-	-	32,000

Net Income for the Year Ended December 31, 2006	-	-	-	-	-	21,987	-	21,987

Balance, December 31, 2006	-	-	40,700,000	40,700	(91,107)	39,678	-	(10,729)

Net Loss for the Year Ended December 31, 2007	-	-	-	-	-	-	(35,692)	(35,692)

Balance, December 31, 2007	-	$-	40,700,000	$40,700	$(91,107)	$39,678	$(35,692)	$(46,421)

See Notes to Consolidated Financial Statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006

Cash Flows from Operating Activities
Net Income (Loss)	$(35,692)	$21,987
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities
Decrease in Accounts Receivable	-	-
Increase (Decrease) in:
Accounts Payable	19,960	3,335
Accounts Payable – Related Party	(6,000)	(31,234)
Income Taxes Payable	-	1,600
Accrued Interest Payable	(340)	240
Net Cash Used In Operating Activities	(22,072)	(4,072)

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	-	32,000
Proceeds from Issuance of Notes Payable	-	-
Payments of Notes Payable	(3,000)	-

Net Cash Provided By (Used In) Financing Activities	(3,000)	32,000

Net Increase (Decrease) in Cash	(25,072)	27,928

Cash, Beginning of Year	30,221	2,293
Cash, End of Year	$5,149	$30,221

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNICANT ACCOUNTING POLICIES

Organization and Development Stage

Rub Music Enterprises, Inc. (“Rub Music”) and its wholly owned subsidiary, Rub Music Library, Inc. (“Rub Music Library”), (collectively the “Company”) were incorporated under the laws of the State of Nevada on May 6, 2004.  The Company’s principal business was to produce and market original musical pieces for use in the commercial and entertainment industries.  The Company encountered difficulties in developing this business, and recently ceased its operations.  The Company once again became a development stage company, effective January 1, 2007, and is currently seeking a business opportunity.

Principles of Consolidation

The consolidated financial statements include the accounts of Rub Music and Rub Music Library. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Since inception, the Company has not held any short-term investments considered to be cash equivalents.

Accounts Receivable

The Company records accounts receivable at the lower of cost or fair value.  The Company estimates allowances for doubtful accounts based on its review of aged receivable balances, and writes off accounts receivable when management concludes the receivable is uncollectible.  The Company considers accounts receivable to be past due or delinquent based on contractual terms.  The Company had no accounts receivable at December 31, 2007 and 2006.

Revenue Recognition

The Company records royalty revenue when earned in accordance with the underlying agreements. Consulting and service revenue is recognized as services are performed.  Through December 31, 2007, the Company had not earned any consulting and service revenues.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period.  Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.  The Company has not granted any stock options or warrants since inception.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards.

Deferred tax assets are comprised of the following:

	December 31,
	2007	2006

Net operating loss carryforward	$24,202	$13,671
Intangible assets	-	2,813
Organization costs	67	114
Less valuation allowance	(24,269)	(16,598)

	$-	$-

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At December 31, 2007 and 2006, the Company has recorded a valuation allowance to fully offset its deferred tax assets.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2007 and 2006 is as follows:

	Years Ended December 31,
	2007	2006

Federal provision (benefit) at statutory rate	$(5,114)	$3,538
State income tax, net of federal benefit	(2,557)	1,769
State minimum tax	1,600	1,600
Change in valuation allowance	7,671	(5,307)

Provision for income taxes	$1,600	$1,600

At December 31, 2007, the Company has a net operating loss carryforward available to offset future taxable income of approximately $108,000, which expires in various years through 2027.  Substantial changes in the Company’s ownership have occurred, and therefore there is an annual limitation of the amount of the net operating loss carryforward which can be utilized.

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 1, 2005, the Company entered into a contract to purchase the royalty revenue stream for two years from the former CEO for $75,000.  Also according to the contract, the former CEO could transfer in other intangible assets into a library and be paid up to an additional $50,000.  The Company has received the royalty revenue stream, and rights to the additional intangible assets in the total amount of $125,000.  The rights were recorded at the former CEO’s carryover basis of $0.  The difference between the carryover basis and the consideration paid, net of tax effect of $28,125, reduced by a valuation allowance of $28,125 leaving a net effect of $0 has been recorded as a special equity distribution.  The net result of this transaction was to increase accounts payable – related party by $125,000, reduce additional paid-in capital by $118,407, and reduce retained earnings by $6,593.  The Company had an outstanding accounts payable – related party in the amount of $21,776 and $27,776 that relates to this contract as of December 31, 2007 and 2006, respectively.

NOTE 4 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors.  No shares were issued and outstanding at December 31, 2007.

In December 2006, the Company issued 32,000,000 shares of its common stock for cash of $32,000 at $.001 per share.

NOTE 5 – SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

During the year ended December 31, 2007, the Company paid $1,600 for income taxes.

During the year ended December 31, 2007, the Company paid $340 for interest expense.

The Company paid no amounts for income taxes or interest expense during the year ended December 31, 2006.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash and accounts payable.  The carrying amount of cash and accounts payable approximates fair value because of the short-term nature of these items.

NOTE 7 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, SFAS No. 141R, “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Subsidiaries”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has a limited operating history.  Further, the Company has current liabilities in excess of current assets and a stockholders’ deficit at December 31, 2007.  The Company is currently seeking a business opportunity.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.