Form 10-Q
period 2008-03-31
RUB MUSIC ENTERPRISES, INC.
filed 2008-05-20
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to          .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒

No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares outstanding of the registrant's common stock as of May 15, 2008:

Common stock, par value $.001 – 40,700,000 shares

RUB MUSIC ENTERPRISES, INC

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

PART I   Financial Information

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets

3

Consolidated Condensed Statements of Operations

4

Consolidated Condensed Statements of Cash Flows

5

Notes to Consolidated Condensed Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

9

Item 4T.  Controls and Procedures

9

PART II Other Information

Item 1.

Legal Proceedings

10

Item 1A.  Risk Factors

10

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3.

Defaults Upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits

10

Signatures

11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash	$2,359	$5,149
Royalty Rights	-	-

Total Assets	$2,359	$5,149

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$25,603	$26,594
Accounts Payable – Related Party	21,776	21,776
Income Taxes Payable	3,200	3,200
Accrued Interest Payable	-	-
Notes Payable	-	-

Total Current Liabilities	50,579	51,570

Commitments and Contingencies

Stockholder’s Deficit:
Preferred Stock, $.001 Par Value, 5,000,000 Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 50,000,000 Shares Authorized, 40,700,000 Shares Issued and Outstanding	40,700	40,700
Additional Paid-In Capital	(91,107)	(91,107)
Retained Earnings	39,678	39,678
Deficit Accumulated During the Development Stage	(37,491)	(35,692)

Total Stockholders’ Deficit	(48,220)	(46,421)

Total Liabilities and Stockholders’ Deficit	$2,359	$5,149

See accompanying notes to consolidated condensed financial statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Cumulative Amounts During Development Stage
	2008	2007

Revenue	$-	$-	$-

General and Administrative Expenses	1,799	667	35,856

Income (Loss) From Operations	(1,799)	(667)	(35,856)

Other Income (Expense):
Interest Income	-	-	-
Interest Expense	-	(35)	(35)

Total Other Income (Expense)	-	(35)	(35)

Income (Loss) before Income Taxes	(1,799)	(702)	(35,891)

Income Tax Expense:
Current	-	800	1,600
Deferred	-	-	-

Net Income (Loss)	$(1,799)	$(1,502)	$(37,491)

Net Income (Loss) Per Common Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding -
Basic and Diluted	40,700,000	40,700,000

See accompanying notes to consolidated condensed financial statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		Cumulative Amounts During Development Stage
	2008	2007

Cash Flows from Operating Activities
Net Loss	$(1,799)	$(1,502)	$(37,491)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Increase (Decrease) in:
Accounts Payable	(991)	(6,634)	18,969
Accounts Payable – Related Party	-	(6,000)	(6,000)
Accrued Interest Payable	-	(340)	(340)
Net Cash Used In Operating Activities	(2,790)	(14,476)	(24,862)

Cash flows from Investing Activities	-	-	-

Cash Flows from Financing Activities:
Payments of Notes Payable	-	(3,000)	(3,000)

Net Cash Used In Financing Activities	-	(3,000)	(3,000)

Net Decrease in Cash	(2,790)	(17,476)	(27,862)

Cash, Beginning of Period	5,149	30,221	30,221
Cash, End of Period	$2,359	$12,745	$2,359

See accompanying notes to consolidated condensed financial statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation – The consolidated condensed financial statements include the accounts of Rub Music and Rub Music Library. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 is unaudited, and the balance sheet as of December 31, 2007 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K and for the year ended December 31, 2007.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has a limited operating history. Further, the Company has current liabilities in excess of current assets and a stockholders’ deficit at March 31, 2008. The Company is currently seeking a business opportunity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2008 and December 31, 2007, the Company had outstanding accounts payable – related party in the amount of $21,776 that represents the balance owing to the former CEO of the Company from a contract in 2005 to purchase the royalty revenue stream for two years and the rights to certain intangible assets from him.

NOTE 4 – SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

During the three-month periods ended March 31, 2008 and 2007, the Company paid no amounts for income taxes.

During the three months ended March 31, 2007, the Company paid $340 for interest expense.

During the three-month periods ended March 31, 2008 and 2007, the Company had no non-cash financing and investing activities.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accounts Receivable: The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on its review of aged receivable balances, and writes off accounts receivable when management concludes the receivable is uncollectible. The Company considers accounts receivable to be past due or delinquent based on contractual terms. The Company had no accounts receivable at March 31, 2008 and December 31, 2007.

Revenue Recognition: The Company records royalty revenue when earned in accordance with the underlying agreements. Consulting and service revenue is recognized as services are performed. Through March 31, 2008, the Company had not earned any consulting and service revenues.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

OPERATIONS REVIEW

During the three-month periods ended March 31, 2008 and 2007, the Company had no revenues as it had ceased operations.

General and administrative expenses were $1,799 for the three months ended March 31, 2008, consisting of stock transfer fees and bank charges. General and administrative expenses were $667 for the three months ended March 31, 2007, consisting of vendor service charges and bank charges. These expenses were kept at minimal levels since the Company had ceased operations.

During the three months ended March 31, 2007, the Company incurred interest expense of $35 on a note payable, which was repaid during that period.

The Company also incurred income tax expense of $800 during the three months ended March 31, 2007, consisting of state income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had current assets of $2,359, consisting of cash, and current liabilities of $50,579, resulting in a working capital deficiency of $48,220. Current liabilities at March 31, 2008 consist of trade accounts payable of $25,603, accounts payable – related party of $21,776, and income taxes payable of $3,200.

Since operations were discontinued effective January 1, 2007, the Company has had no source of revenues from which to pay its operating expenses. The Company will require additional capital from the sale of its common stock or from other sources in order to pay its current obligations, and there can be no assurance that the Company will be successful in these efforts.

Net cash used in operating activities for the three months ended March 31, 2008 was $2,790, compared to net cash used in operating activities of $14,476 for the same three-month period in 2007. The net cash used in operating activities for the three months ended March 31, 2008 included a reduction in trade accounts payable of $991. The net cash used in operating activities for the three months ended March 31, 2007 included a reduction in trade accounts payable of $6,634, the repayment of accounts payable – related party of $6,000 and the repayment of accrued interest payable of $340.

No net cash was provided by or used in investing activities during the three-month periods ended March 31, 2008 and 2007.

Net cash used in financing activities for the three months ended March 31, 2007 consisted of the repayment of notes payable of $3,000. There was no cash used in or provided by financing activities for the three months ended March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently not subject to market risks.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our president and our chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, our president and our chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved with any pending litigation.

ITEM 1A.  RISK FACTORS

During the quarter ended March 31, 2008, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2008, the Company had no unregistered sales of equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1

Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Exhibits filed with this report

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

RUB MUSIC ENTERPRISES, INC.

Dated: May 20, 2008	By: /S/ Cornelius A. Hofman
Cornelius A. Hofman
(Principal Executive and Financial Officer)

11