Form 10-Q
period 2008-09-30
RUB MUSIC ENTERPRISES, INC.
filed 2008-11-12
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From            to ______

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

The number of shares outstanding of the registrant's common stock as of November 14, 2008:

Common stock, par value $.001 – 40,700,000 shares

RUB MUSIC ENTERPRISES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current Assets:
Cash	$3,316	$5,149
Royalty Rights	-	-

Total Assets	$3,316	$5,149

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$10,309	$26,594
Accounts Payable – Related Party	21,776	21,776
Note Payable – Related Party	40,000	-
Accrued Interest Payable – Related Party	1,028	-
Income Taxes Payable	1,600	3,200

Total Current Liabilities	74,713	51,570

Commitments and Contingencies

Stockholder’s Deficit:
Preferred Stock, $.001 Par Value, 5,000,000 Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 50,000,000 Shares Authorized, 40,700,000 Shares Issued and Outstanding	40,700	40,700
Additional Paid-In Capital	(91,107)	(91,107)
Retained Earnings	39,678	39,678
Deficit Accumulated During the Development Stage	(60,668)	(35,692)

Total Stockholders’ Deficit	(71,397)	(46,421)

Total Liabilities and Stockholders’ Deficit	$3,316	$5,149

See accompanying notes to consolidated condensed financial statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Amounts During Development Stage
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

General and Administrative Expenses	7,267	5,270	23,848	6,942	57,905

Income (Loss) From Operations	(7,267)	(5,270)	(23,848)	(6,942)	(57,905)

Interest Expense	(712)	-	(1,028)	(35)	(1,063)

Income (Loss) before Income Taxes	(7,979)	(5,270)	(24,876)	(6,977)	(58,968)

Income Tax Expense:
Current	100	-	100	1,600	1,700
Deferred	-	-	-	-	-

Net Income (Loss)	$(8,079)	$(5,270)	$(24,976)	$(8,577)	$(60,668)

Net Income (Loss) Per Common Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	40,700,000	40,700,000	40,700,000	40,700,000

See accompanying notes to consolidated condensed financial statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Cumulative Amounts During Development Stage
	2008	2007

Cash Flows from Operating Activities
Net Loss	$(24,976)	$(8,577)	$(60,668)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Increase (Decrease) in:
Accounts Payable	(16,285)	(3,334)	3,675
Accounts Payable – Related Party	-	(6,000)	(6,000)
Accrued Interest Payable	1,028	(340)	688
Income Taxes Payable	(1,600)	-	(1,600)
Net Cash Used In Operating Activities	(41,833)	(18,251)	(63,905)

Cash flows from Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds From Note Payable – Related Party	40,000	-	40,000
Payments of Notes Payable	-	(3,000)	(3,000)

Net Cash Provided By (Used In) Financing Activities	40,000	(3,000)	37,000

Net Decrease in Cash	(1,833)	(21,251)	(26,905)

Cash, Beginning of Period	5,149	30,221	30,221
Cash, End of Period	$3,316	$8,970	$3,316

See accompanying notes to consolidated condensed financial statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Development Stage

Rub Music Enterprises, Inc. (“Rub Music”) and its wholly owned subsidiary, Rub Music Library, Inc. (“Rub Music Library”), (collectively the “Company”) were incorporated under the laws of the State of Nevada on May 6, 2004.  The Company’s principal business was to produce and market original musical pieces for use in the commercial and entertainment industries.  The Company encountered difficulties in developing this business, and ceased its operations at the end of 2006.  The Company once again became a development stage company, effective January 1, 2007, and is currently seeking a business opportunity.

Basis of Presentation – The consolidated condensed financial statements include the accounts of Rub Music and Rub Music Library.  All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007 is unaudited, and the balance sheet as of December 31, 2007 is derived from audited financial statements.  The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2008.  The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has a limited operating history.  Further, the Company has current liabilities in excess of current assets and a stockholders’ deficit at September 30, 2008.  The Company is currently seeking a business opportunity.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of September 30, 2008 and December 31, 2007, the Company had outstanding accounts payable – related party in the amount of $21,776 that represents the balance owing to the former CEO of the Company from a contract in 2005 to purchase the royalty revenue stream for two years and the rights to certain intangible assets from him.

As of September 30, 2008, the Company had an outstanding note payable in the amount of $40,000 to its CEO.  The note is payable on demand, is unsecured and bears interest at an annual rate of 8%.  Accrued interest payable on the note was $1,028 as of September 30, 2008.

NOTE 4 – SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

During the nine months ended September 30, 2008, the Company paid $1,700 for income taxes.  During the nine months ended September 30, 2007, the Company paid no amounts for income taxes.

During the nine months ended September 30, 2007, the Company paid $375 for interest expense.  During the nine months ended September 30, 2008, the Company paid no amounts for interest expense.

During the nine-month periods ended September 30, 2008 and 2007, the Company had no non-cash financing and investing activities.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60”, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, SFAS No. 141R, “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Subsidiaries”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued.  These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Accounts Receivable:  The Company records accounts receivable at the lower of cost or fair value.  The Company estimates allowances for doubtful accounts based on its review of aged receivable balances, and writes off accounts receivable when management concludes the receivable is uncollectible.  The Company considers accounts receivable to be past due or delinquent based on contractual terms.  The Company had no accounts receivable at September 30, 2008 and December 31, 2007.

Revenue Recognition:  The Company records royalty revenue when earned in accordance with the underlying agreements.  Consulting and service revenue is recognized as services are performed.  Through September 30, 2008, the Company had not earned any consulting and service revenues.

Income Taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

OPERATIONS REVIEW

During the three-month and nine-month periods ended September 30, 2008 and 2007, the Company had no revenues as it had ceased operations.

General and administrative expenses consist primarily of legal and accounting fees, stock transfer fees, license and permits and bank charges.  General and administrative expenses were $7,267 and $5,270 for the three months ended September 30, 2008 and September 30, 2007, respectively.  General and administrative expenses were $23,848 and $6,942 for the nine months ended September 30, 2008 and September 30, 2007, respectively.  The increase in general and administrative expenses in the nine months ended September 30, 2008 is due primarily to increased legal and accounting fees related to the filing of the Company’s registration statement.

During the three-month and nine-month periods ended September 30, 2008, the Company incurred interest expense of $712 and $1,028, respectively, on a related party note payable to its CEO.  During the nine months ended September 30, 2007, the Company incurred interest expense of $35 on a note payable, which was repaid during that period.

The Company incurred income tax expense of $100 during the three-month and nine-month periods ended September 30, 2008, consisting of state income taxes paid.  The Company incurred income tax expense of $1,600 during the nine months ended September 30, 2007, consisting of state income taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had current assets of $3,316, consisting of cash, and current liabilities of $74,713, resulting in a working capital deficiency of $71,397.  Current liabilities at September 30, 2008 consist of trade accounts payable of $10,309, accounts payable – related party of $21,776, note payable – related party of $40,000, accrued interest payable – related party of $1,028, and income taxes payable of $1,600.

Since operations were discontinued effective January 1, 2007, the Company has had no source of revenues from which to pay its operating expenses.  The Company will require additional capital from the sale of its common stock, debt or from other sources in order to pay its current obligations, and there can be no assurance that the Company will be successful in these efforts.

Net cash used in operating activities for the nine months ended September 30, 2008 was $41,833, compared to net cash used in operating activities of $18,251 for the same nine-month period in 2007.  The net cash used in operating activities for the nine months ended September 30, 2008 included a reduction in trade accounts payable of $16,285 and the reduction of income taxes payable of $1,600.  The net cash used in operating activities for the nine months ended September 30, 2007 included a reduction in trade accounts payable of $3,334, the repayment of accounts payable – related party of $6,000 and the repayment of accrued interest payable of $340.

No net cash was provided by or used in investing activities during the nine-month periods ended September 30, 2008 and 2007.

Net cash provided by financing activities for the nine months ended September 30, 2008 consisted of proceeds of $40,000 from a note payable to the Company’s CEO.  Net cash used in financing activities for the nine months ended September 30, 2007 consisted of the repayment of notes payable of $3,000.

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

ITEM 1A.  RISK FACTORS

During the quarter ended September 30, 2008, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2008, the Company had no unregistered sales of equity securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

Dated: November 14, 2008

By: /s/ Cornelius A. Hofman

Cornelius A. Hofman

(Principal Executive and Financial Officer)