Form 10-K
period 2008-12-31
RUB MUSIC ENTERPRISES, INC.
filed 2009-03-31
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number:  000-52985

RUB MUSIC ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1176000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 North Star Ridge Way, Star, Idaho	83669
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  (208) 283-1542

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par Value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      . (Do not check if a smaller reporting company)

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  X . No      .

As of December 31, 2008, the registrant had 40,700,000 shares of its common stock, par value $.001, outstanding.  The registrant is unable to determine the aggregate market value of its common stock held by non-affiliates as of June 30, 2008.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “RBME.” There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at June 30, 2008 is deemed to be $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

None

RUB MUSIC ENTERPRISES, INC.

FORM 10-K

For the Year Ended December 31, 2008

TABLE OF CONTENTS

Part I
Item 1.	Business	3
Item 1A	Risk Factors	4
Item 1B	Unresolved Staff Comments	6
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Results of Votes of Security Holders
		6
Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	6
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	8
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	8
Item 9A.	Controls and Procedures	9
Item 9B.	Other Information
		9
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	9
Item 11.	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management	11
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services	11

Part IV
Item 15.	Exhibits and Financial Statement Schedules	12

Signatures		13

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

Effective February 10, 2009, the Company transferred its interest in Rub Music Library, Inc., a wholly owned subsidiary, to its former CEO in exchange for the forgiveness of accounts payable to the former CEO of $21,776.

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

CONFLICTS OF INTEREST - GENERAL.

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

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “RBME.”  There was not an active market and no trading volume during our fiscal years 2007 and 2008. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

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

During the year ended December 31, 2008, the Company had no sales of unregistered securities.

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

Effective February 10, 2009, the Company transferred its interest in Rub Music Library, Inc., a wholly owned subsidiary, to its former CEO in exchange for the forgiveness of accounts payable to the former CEO of $21,776.

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

Accounts Receivable:  The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on its review of aged receivable balances, and writes off accounts receivable when management concludes the receivable is uncollectible.  The Company considers accounts receivable to be past due or delinquent based on contractual terms.  The Company had no accounts receivable at December 31, 2008.

Revenue Recognition:  The Company records royalty revenue when earned in accordance with the underlying agreements.  Consulting and service revenue is recognized as services are performed.  Through December 31, 2008, the Company had not earned any consulting and service revenues.

Income Taxes:  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

OPERATIONS REVIEW

During the years ended December 31, 2008 and 2007, the Company had no revenues as it had ceased operations and entered the development stage as of January 1, 2007.

General and administrative expenses were $26,215 for the year ended December 31, 2008, consisting of accounting and auditing fees of $16,718, legal fees of $6,281 and other expenses of $3,216.  General and administrative expenses were $34,057 for the year ended December 31, 2007, consisting of accounting and auditing fees of $30,022, legal fees of $2,350 and other expenses of $1,685.

During the year ended December 31, 2008, the Company incurred interest expense of $1,835 related to notes payable – related party of $40,000.  During the year ended December 31, 2007, the Company incurred interest expense of $35, related to a note payable of $3,000, which was repaid during 2007.

The Company recorded an income tax benefit of $1,500 for the year ended December 31, 2008, consisting of the reversal of a state income tax accrual of $1,600, partially offset by the payment of state income tax of $100.  The Company incurred income tax expense of $1,600 during the year ended December 31, 2007, consisting of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, the Company had current assets of $3,226, consisting of cash, and current liabilities of $76,197, resulting in a working capital deficiency of $72,971.  Current liabilities at December 31, 2008 consist of trade accounts payable of $12,586, accounts payable – related party of $21,776, notes payable – related party of $40,000 and accrued interest payable – related party of $1,835.

The notes payable – related party are payable on demand, are unsecured and bear interest at an annual rate of 8%.

Since operations were discontinued effective January 1, 2007, the Company has had no source of revenues from which to pay its operating expenses.  The Company obtained working capital from related party debt during 2008, and will require additional capital from the sale of its common stock or from other sources in order to pay its current obligations.  There can be no assurance that the Company will be successful in these efforts.

Effective February 10, 2009, the Company transferred its interest in Rub Music Library, Inc., a wholly owned subsidiary, to its former CEO in exchange for the forgiveness of accounts payable – related party of $21,776.

Net cash used in operating activities for the year ended December 31, 2008 was $41,923, compared to net cash used in operating activities of $22,072 for the year ended December 31, 2007.  The net cash used in operating activities for the year ended December 31, 2008 included a repayment of accounts payable of $14,008 and a reduction in income taxes payable of $3,200.  The net cash used in operating activities for the year ended December 31, 2007 included a repayment of accounts payable – related party of $6,000 and the repayment of accrued interest payable of $340.

No net cash was provided by or used in investing activities during the years ended December 31, 2008 and 2007.

Net cash provided by financing activities for the year ended December 31, 2008 was $40,000, consisting of proceeds from the notes payable – related party.  Net cash used in financing activities for the year ended December 31, 2007 was $3,000, consisting of the repayment of notes payable.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the President, which occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Effective February 10, 2009, the Company transferred its interest in Rub Music Library, Inc., a wholly owned subsidiary, to its former CEO in exchange for the forgiveness of accounts payable – related party of $21,776.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 12, 2009, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position	Director or Officer Since
Cornelius A. Hofman	41	Sole Officer and Director	December 2006

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 12, 2009, the name and the number of shares of the Registrant’s Common Stock, par value, $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 40,700,000 issued and outstanding shares of the Registrant’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Cornelius A. Hofman (1)	32,000,000	78.62%
	5555 North Star Ridge Way
	Star, Idaho 83669

Total Officers and Directors		32,000,000	78.62%
As a Group (1 Person)

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements during the years ended December 31, 2008 and 2007 were $14,718 and $23,722, respectively.

AUDIT RELATED FEES

There were no fees billed for audit related services by our principal accountant during the years ended December 31, 2008 and 2007.

TAX FEES

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2008 and 2007.

ALL OTHER FEES

There were no other fees billed by the principal accountant, other than those previously reported in this Item 14, during the years ended December 31, 2008 and 2007.

AUDIT COMMITTEE

The Company’s Board of Directors functions as its audit committee.  It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description
10.1	Debt Forgiveness Agreement*
11	Statement re: computation of per share earnings (1)
21	List of subsidiaries (1)
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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2009.

REGISTRANT

RUB MUSIC ENTERPRISES, INC.

By: /S/ Cornelius A. Hofman

Cornelius A. Hofman

(Principal Executive and Financial Officer)

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and from Re-entering the Development Stage on January 1, 2007 through December 31, 2008	F-4

Consolidated Statements of Shareholders’ Equity (Deficit) from Re-entering the Development Stage on January 1, 2007 through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and from Re-entering the Development Stage on January 1, 2007 through December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Rub Music Enterprises, Inc. and Subsidiary

Star, Idaho

We have audited the accompanying balance sheets of Rub Music Enterprises, Inc. and Subsidiary [a development stage company] as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from re-entering the development stage on January 1, 2007 through December 31, 2008. Rub Music Enterprises, Inc. and Subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rub Music Enterprises, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from re-entering the development stage on January 1, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Rub Music Enterprises, Inc. and Subsidiary will continue as a going concern. As discussed in Note 8 to the financial statements, Rub Music Enterprises, Inc. and Subsidiary has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

March 30, 2009

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$3,226	$5,149

Total Assets	$3,226	$5,149

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$12,586	$26,594
Accounts Payable – Related Party	21,776	21,776
Notes Payable – Related Party	40,000	-
Accrued Interest Payable – Related Party	1,835	-
Income Taxes Payable	-	3,200

Total Current Liabilities	76,197	51,570

Commitments and Contingencies

Stockholder’s Deficit:
Preferred Stock, $.001 Par Value, 5,000,000 Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 50,000,000 Shares Authorized, 40,700,000 Shares Issued and Outstanding	40,700	40,700
Additional Paid-In Capital	(91,107)	(91,107)
Retained Earnings	39,678	39,678
Deficit Accumulated During the Development Stage	(62,242)	(35,692)

Total Stockholders’ Deficit	(72,971)	(46,421)

Total Liabilities and Stockholders’ Deficit	$3,226	$5,149

See Notes to Consolidated Financial Statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Cumulative Amounts During Development
	2008	2007	Stage

Revenue	$-	$-	$-

General and Administrative Expenses	26,215	34,057	60,272

Income (Loss) From Operations	(26,215)	(34,057)	(60,272)

Other Expense:
Interest Expense	(1,835)	(35)	(1,870)

Loss before Income Taxes	(28,050)	(34,092)	(62,142)

Income Tax Benefit (Expense):
Current	1,500	(1,600)	(100)
Deferred	-	-	-

Net Loss	$(26,550)	$(35,692)	$(62,242)

Net Loss Per Common Share -
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding -
Basic and Diluted	40,700,000	40,700,000

See Notes to Consolidated Financial Statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM RE-ENTERING THE DEVELOPMENT STAGE ON JANUARY 1, 2007

THROUGH DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2006	-	$-	40,700,000	$40,700	$(91,107)	$39,678	$-	$(10,729)

Net Loss for the Year Ended December 31, 2007	-	-	-	-	-	-	(35,692)	(35,692)

Balance, December 31, 2007	-	-	40,700,000	40,700	(91,107)	39,678	(35,692)	(46,421)

Net Loss for the Year Ended December 31, 2008	-	-	-	-	-	-	(26,550)	(26,550)

Balance, December 31, 2008	-	$-	40,700,000	$40,700	$(91,107)	$39,678	$(62,242)	$(72,971)

See Notes to Consolidated Financial Statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Cumulative Amounts During Development
	2008	2007	Stage

Cash Flows from Operating Activities
Net Loss	$(26,550)	$(35,692)	$(62,242)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Increase (Decrease) in:
Accounts Payable	(14,008)	19,960	5,952
Accounts Payable – Related Party	-	(6,000)	(6,000)
Accrued Interest Payable	-	(340)	(340)
Accrued Interest Payable – Related Party	1,835	-	1,835
Income Taxes Payable	(3,200)	-	(3,200)
Net Cash Used In Operating Activities	(41,923)	(22,072)	(63,995)

Cash flows from Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Notes Payable – Related Party	40,000	-	40,000
Payments of Notes Payable	-	(3,000)	(3,000)

Net Cash Provided By (Used In) Financing Activities	40,000	(3,000)	37,000

Net Decrease in Cash	(1,923)	(25,072)	(26,995)

Cash, Beginning of Period	5,149	30,221	30,221
Cash, End of Period	$3,226	$5,149	$3,226

See Notes to Consolidated Financial Statements

RUB MUSIC ENTERPRISES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective February 10, 2009, Rub Music transferred its interest in Rub Music Library to its former CEO in exchange for the forgiveness of accounts payable to the former CEO of $21,776.

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

Accounts Receivable

The Company records accounts receivable at the lower of cost or fair value.  The Company estimates allowances for doubtful accounts based on its review of aged receivable balances, and writes off accounts receivable when management concludes the receivable is uncollectible.  The Company considers accounts receivable to be past due or delinquent based on contractual terms.  The Company had no accounts receivable at December 31, 2008 and 2007.

Revenue Recognition

The Company records royalty revenue when earned in accordance with the underlying agreements.  Consulting and service revenue is recognized as services are performed.  Through December 31, 2008, the Company had not earned any consulting and service revenues.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred tax assets are comprised of the following:

	December 31,
	2008	2007

Net operating loss carryforward	$30,469	$24,202
Organization costs	20	67
Less valuation allowance	(30,489)	(24,269)

	$-	$-

The amount and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  At December 31, 2008 and 2007, the Company has recorded a valuation allowance to fully offset its deferred tax assets.

The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the Company’s effective tax rate for the years ended December 31, 2008 and 2007 is as follows:

	Years Ended December 31,
	2008	2007

Federal benefit at statutory rate	$(4,208)	$(5,114)
State income tax, net of federal benefit	(2,012)	(2,557)
State minimum tax	(1,500)	1,600
Change in valuation allowance	6,220	7,671

Provision (benefit) for income taxes	$(1,500)	$1,600

At December 31, 2008, the Company has a net operating loss carryforward available to offset future taxable income of approximately $135,000, which expires in various years through 2028.  Substantial changes in the Company’s ownership have occurred, and therefore there is an annual limitation of the amount of the net operating loss carryforward which can be utilized.

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 1, 2005, the Company entered into a contract to purchase the royalty revenue stream for two years from the former CEO for $75,000.  Also according to the contract, the former CEO could transfer in other intangible assets into a library and be paid up to an additional $50,000.  The Company has received the royalty revenue stream, and rights to the additional intangible assets in the total amount of $125,000.  The rights were recorded at the former CEO’s carryover basis of $0.  The difference between the carryover basis and the consideration paid, net of tax effect of $28,125, reduced by a valuation allowance of $28,125 leaving a net effect of $0 has been recorded as a special equity distribution.  The net result of this transaction was to increase accounts payable – related party by $125,000, reduce additional paid-in capital by $118,407, and reduce retained earnings by $6,593.  The Company had outstanding accounts payable – related party in the amount of $21,776 that relates to this contract as of December 31, 2008 and 2007.

Effective February 10, 2009, Rub Music transferred its interest in Rub Music Library to the former CEO in exchange for the forgiveness of accounts payable – related party of $21,776.

As of December 31, 2008, the Company had outstanding notes payable totaling $40,000 to its CEO.  The notes are payable on demand, are unsecured and bear interest at an annual rate of 8%.  Accrued interest payable on the note as $1,835 as of December 31, 2008.

NOTE 4 – CAPITAL STOCK

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors.  No shares were issued and outstanding at December 31, 2008.

NOTE 5 – SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

During the year ended December 31, 2008, the Company paid $1,700 for income taxes.

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

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company was only recently formed and has a limited operating history.  Further, the Company has current liabilities in excess of current assets and a stockholders’ deficit at December 31, 2008.  The Company is currently seeking a business opportunity.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.