Form 10-Q
period 2009-06-30
RUB MUSIC ENTERPRISES, INC.
filed 2009-08-07
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

The number of shares outstanding of the registrant's common stock as of August 7, 2009:

Common stock, par value $.001 – 40,700,000 shares

RUB MUSIC ENTERPRISES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUB MUSIC ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Consolidated)
ASSETS
Current Assets:
Cash	$348	$3,226
Royalty Rights	-	-

Total Assets	$348	$3,226

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$11,851	$12,586
Accounts Payable – Related Party	-	21,776
Note Payable – Related Party	48,000	40,000
Accrued Interest Payable – Related Party	3,560	1,835

Total Current Liabilities	63,411	76,197

Commitments and Contingencies

Stockholder’s Deficit:
Preferred Stock, $.001 Par Value, 5,000,000 Authorized, No Shares Issued and Outstanding	-	-
Common Stock, $.001 Par Value, 50,000,000 Shares Authorized, 40,700,000 Shares Issued and Outstanding	40,700	40,700
Additional Paid-In Capital	(69,331)	(91,107)
Retained Earnings	39,678	39,678
Deficit Accumulated During the Development Stage	(74,110)	(62,242)

Total Stockholders’ Deficit	(63,063)	(72,971)

Total Liabilities and Stockholders’ Deficit	$348	$3,226

See accompanying notes to consolidated condensed financial statements

RUB MUSIC ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Amounts During Development
	2009	2008	2009	2008	Stage

Revenue	$-	$-	$-	$-	$-

General and Administrative Expenses	4,886	14,782	10,121	16,581	70,393

Loss From Operations	(4,886)	(14,782)	(10,121)	(16,581)	(70,393)

Interest Expense	(947)	(316)	(1,747)	(316)	(3,617)

Loss Before Income Taxes	(5,833)	(15,098)	(11,868)	(16,897)	(74,010)

Income Tax Expense:
Current	-	-	-	-	100
Deferred	-	-	-	-	-

Net Loss	$(5,833)	$(15,098)	$(11,868)	$(16,897)	$(74,110)

Net Loss Per Common Share -
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding -
Basic and Diluted	40,700,000	40,700,000	40,700,000	40,700,000

See accompanying notes to consolidated condensed financial statements

RUB MUSIC ENTERPRISES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Cumulative Amounts During Development
	2009	2008	Stage

Cash Flows from Operating Activities
Net Loss	$(11,868)	$(16,897)	$(74,110)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
Increase (Decrease) in:
Accounts Payable	(735)	(11,739)	5,217
Accounts Payable – Related Party	-	-	(6,000)
Accrued Interest Payable	-	-	(340)
Accrued Interest Payable – Related Party	1,725	316	3,560
Income Taxes Payable	-	-	(3,200)
Net Cash Used In Operating Activities	(10,878)	(28,320)	(74,873)

Cash flows from Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds From Note Payable – Related Party	8,000	30,000	48,000
Payments of Notes Payable	-	-	(3,000)

Net Cash Provided By Financing Activities	8,000	30,000	45,000

Net Increase (Decrease) in Cash	(2,878)	1,680	(29,873)

Cash, Beginning of Period	3,226	5,149	30,221
Cash, End of Period	$348	$6,829	$348

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

Basis of Presentation – The consolidated condensed financial statements include the accounts of Rub Music through June 30, 2009 and Rub Music Library through February 10, 2009. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information of the Company as of June 30, 2009 and for the three-month and six-month periods ended June 30, 2009 and 2008 is unaudited, and the balance sheet as of December 31, 2008 is derived from audited financial statements. The accompanying consolidated condensed financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 1 to the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments that are necessary for a fair presentation of the financial information for the interim periods reported have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the entire year ending December 31, 2009. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has a limited operating history. Further, the Company has current liabilities in excess of current assets and a stockholders’ deficit at June 30, 2009. The Company is currently seeking a business opportunity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in sustaining profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of June 30, 2009, the Company had outstanding notes payable totaling $48,000 to its CEO. The notes are payable on demand, are unsecured and bear interest at an annual rate of 8%. Accrued interest payable on the note was $3,560 and $1,835 as of June 30, 2009 and December 31, 2008, respectively.

NOTE 4 – SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

During the six months ended June 30, 2009 and 2008, the Company paid no amounts for income taxes.

During the six months ended June 30, 2009 and 2008, the Company paid $22 and $0 for interest expense, respectively.

During the six months ended June 30, 2009, the Company decreased accounts payable – related party and increased additional paid-in capital by $21,776. During the six months ended June 30, 2008, the Company had no non-cash financing and investing activities.

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification - and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162,” SFAS 167, “Amendments to FASB Interpretation No. 46(R),”SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140,” SFAS No. 165, “Subsequent Events, SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 6 – SUBSEQUENT EVENTS

In July 2009, the Company borrowed a total of $15,000. The notes payable are unsecured, due in July 2010, and bear interest at an annual rate of 8%. In connection with the issuance of the notes payable, the Company issued warrants to purchase a total of 1,500,000 common shares of the Company at an exercise price of $4.00 per share. The warrants expire five years from the date of any merger or acquisition by the Company.

The Company has evaluated subsequent events from the balance sheet date through August 6, 2009.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company through June 30, 2009 and Rub Music Library, Inc., its wholly owned subsidiary, through February 10, 2009. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Since inception, the Company has not held any short-term investments considered to be cash equivalents.

Accounts Receivable: The Company records accounts receivable at the lower of cost or fair value. The Company estimates allowances for doubtful accounts based on its review of aged receivable balances, and writes off accounts receivable when management concludes the receivable is uncollectible. The Company considers accounts receivable to be past due or delinquent based on contractual terms. The Company had no accounts receivable at June 30, 2009 and December 31, 2008.

Revenue Recognition: The Company records royalty revenue when earned in accordance with the underlying agreements. Consulting and service revenue is recognized as services are performed. Through June 30, 2009, the Company had not earned any consulting and service revenues.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided for items reported in different periods for income tax purposes than for financial reporting purposes.

OPERATIONS REVIEW

During the three-month and six-month periods ended June 30, 2009 and 2008, the Company had no revenues as it had ceased operations.

General and administrative expenses consist primarily of legal and accounting fees, stock transfer fees, license and permits and bank charges. General and administrative expenses were $4,886 and $14,782 for the three months ended June 30, 2009 and 2008, respectively, and $10,121 and $16,581 for the six months ended June 30, 2009 and 2008, respectively. The decrease in general and administrative expenses in the current year is due primarily to decreased legal and accounting fees.

The Company incurred interest expense of $947 and $316 during the three months ended June 30, 2009 and 2008, respectively, and $1,747 and $316 during the six months ended June 30, 2009 and 2008, respectively, on a related party note payable to its CEO. The interest expense increased in the current year primarily due to increased levels of borrowing.

The Company incurred no income tax expense during the three months and six months ended June 30, 2009 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had current assets of $348, consisting of cash, and current liabilities of $63,411, resulting in a working capital deficiency of $63,063. Current liabilities at June 30, 2009 consist of trade accounts payable of $11,851, note payable – related party of $48,000, and accrued interest payable – related party of $3,560.

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

Net cash used in operating activities for the six months ended June 30, 2009 was $10,878, compared to net cash used in operating activities of $28,320 for the six months ended June 30, 2008. The net cash used in operating activities for the six months ended June 30, 2009 included a reduction in trade accounts payable of $735 and was partially offset by an increase in accrued interest – related party of $1,725. The net cash used in operating activities for the six months ended June 30, 2008 included a reduction in trade accounts payable of $11,739 and was partially offset by an increase in accrued interest – related party of $316.

No net cash was provided by or used in investing activities during the six-month periods ended June 30, 2009 and 2008.

Net cash provided by financing activities for the six months ended June, 2009 and 2008 consisted of proceeds of $8,000 and $30,000, respectively, from a note payable to the Company’s CEO.

In July 2009, the Company borrowed a total of $15,000. The notes payable are unsecured, due in July 2010, and bear interest at an annual rate of 8%. In connection with the issuance of the notes payable, the Company issued warrants to purchase a total of 1,500,000 common shares of the Company at an exercise price of $4.00 per share. The warrants expire five years from the date of any merger or acquisition by the Company.

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

ITEM 1A. RISK FACTORS

During the quarter ended June 30, 2009, there were no material changes to the risk factors previously reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.

Description

4.1

Warrant – McKinley*

4.2

Warrant – Nemelka*

10.1

Promissory Note – McKinley*

10.2

Promissory Note – Nemelka*

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

Dated: August 7, 2009

By: /S/ Cornelius A. Hofman

Cornelius A. Hofman

(Principal Executive and Financial Officer)