Form 10-Q
period 2010-03-31
SANUWAVE Health, Inc.
filed 2010-05-14
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-52985
SANUWAVE Health, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1176000 (I.R.S. Employer Identification No.)

11680 Great Oaks Way, Suite 350 Alpharetta, GA (Address of principal executive offices)	30022 (Zip Code)
(678) 581-6843
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
As of May 7, 2010, there were issued and outstanding 12,509,657 shares of the registrant’s common stock.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K filed on March 31, 2010. Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K filed on March 31, 2010.
Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,065,691	$1,786,369
Accounts receivable — trade, net of allowance for doubtful accounts of $31,383 in 2010 and $20,762 in 2009	71,361	47,966
Inventory (Note 8)	561,169	592,589
Prepaid expenses	121,613	121,157
Due from Pulse Veterinary Technologies, LLC	200,399	127,878

TOTAL CURRENT ASSETS	2,020,233	2,675,959

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 9)	62,191	88,706

OTHER ASSETS	31,893	32,169

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 10)	2,070,606	2,147,295

ASSETS HELD FOR SALE (Note 7)	765,531	922,956

TOTAL ASSETS	$4,950,454	$5,867,085

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,454,161	$1,069,423
Payroll and related	661,203	509,905
Accrued expenses (Note 11)	469,679	629,029
Promissory notes (Note 13)	1,001,556	—
Liabilities related to discontinued operations (Note 6)	655,061	655,061

TOTAL CURRENT LIABILITIES	4,241,660	2,863,418

NOTES PAYABLE, RELATED PARTIES (Note 14)	9,105,161	8,887,981

TOTAL LIABILITIES	13,346,821	11,751,399

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—

GOING CONCERN (Note 3)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
COMMON STOCK, par value $0.001, 50,000,000 shares authorized, 12,509,657 issued and outstanding	12,510	12,510

ADDITIONAL PAID-IN CAPITAL	33,224,863	32,741,593

ACCUMULATED OTHER COMPREHENSIVE INCOME	21,296	21,864

RETAINED DEFICIT	(41,655,036)	(38,660,281)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,396,367)	(5,884,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,950,454	$5,867,085

See accompanying notes to unaudited condensed consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

REVENUES	$143,102	$262,082

COST OF REVENUES	47,644	60,282

GROSS PROFIT	95,458	201,800

OPERATING EXPENSES
Research and development	1,085,974	813,510
General and administrative	1,598,524	1,249,577
Depreciation	194,732	60,468
Amortization	76,689	76,689

TOTAL OPERATING EXPENSES	2,955,919	2,200,244

OPERATING LOSS	(2,860,461)	(1,998,444)

OTHER INCOME (EXPENSE)
Transitional services provided to Pulse Veterinary Technologies, LLC	90,000	—
Interest expense, net	(217,281)	(138,059)
Loss on foreign currency exchange	(7,013)	(9,448)

TOTAL OTHER INCOME (EXPENSE)	(134,294)	(147,507)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,994,755)	(2,145,951)

INCOME TAX EXPENSE	—	—

LOSS FROM CONTINUING OPERATIONS	(2,994,755)	(2,145,951)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax	—	322,485

NET LOSS	(2,994,755)	(1,823,466)

OTHER COMPREHENSIVE LOSS, net of tax
Foreign currency translation adjustments	(568)	(49,132)

TOTAL COMPREHENSIVE LOSS	$(2,995,323)	$(1,872,598)

EARNINGS (LOSS) PER SHARE:
Loss from continuing operations — basic	$(0.24)	$(0.20)

Loss from continuing operations — diluted	$(0.24)	$(0.20)

Income from discontinued operations — basic	$—	$0.03

Income from discontinued operations — diluted	$—	$0.03

Net loss — basic	$(0.24)	$(0.17)

Net loss — diluted	$(0.24)	$(0.17)

Weighted average shares outstanding — basic	12,509,657	11,009,657

Weighted average shares outstanding — diluted	12,509,657	11,009,657

See accompanying notes to unaudited condensed consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(2,994,755)	$(2,145,951)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities
Amortization	76,689	76,689
Accrued interest	218,736	138,354
Depreciation	194,732	60,468
Change in allowance for doubtful accounts	10,621	(4,825)
Stock-based compensation	483,270	133,696
Changes in assets — (increase)/decrease
Accounts receivable — trade	(34,016)	(16,655)
Inventory	31,420	(14,656)
Prepaid expenses	(456)	(6,465)
Due from Pulse Veterinary Technologies, LLC	(72,521)	—
Other assets	276	387
Assets held for sale	(10,792)	—
Changes in liabilities — increase/(decrease)
Accounts payable	384,738	(358,572)
Payroll and related	151,298	97,634
Accrued expenses	(159,350)	(219,200)

NET CASH USED BY CONTINUING OPERATIONS	(1,720,110)	(2,259,096)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	722,663

NET CASH USED BY OPERATING ACTIVITIES	(1,720,110)	(1,536,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Continuing operations
Proceeds from promissory notes	1,000,000	—
Proceeds from notes payable, related parties	—	1,575,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	1,575,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(568)	(49,132)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(720,678)	(10,565)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,786,369	543,626

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,065,691	$533,061

See accompanying notes to unaudited condensed consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
1. Nature of the Business
SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an emerging global medical technology company focused on the development and commercialization of noninvasive, biological response activating devices in the regenerative medicine area for the repair and regeneration of tissue, musculoskeletal and vascular structures. Our portfolio of products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE™) technology in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions.
2. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010.
The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on March 31, 2010. Please refer also to Note 5 of this Form 10-Q regarding the Company’s adoption of recent accounting pronouncements.
3. Going concern
As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,994,755 and $1,823,466 for the three months ended March 31, 2010 and 2009, respectively. The Company incurred a net loss from continuing operations of $2,994,755 and $2,145,951 for the three months ended March 31, 2010 and 2009, respectively. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company believes potential additional investors, outstanding warrant exercises or other potential financing will provide the necessary funding for the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future financing to fund ongoing operations. On June 3, 2009, the Company sold its veterinary business for a total cash consideration of $3,500,000 (Note 6). In addition, in September 2009, the Company issued additional shares of stock to stockholders for total cash proceeds of $1,819,844. In March 2010, the Company issued four promissory notes totaling $1,000,000 to two stockholders. The notes bear interest at 5% per annum and are due in June 2010 (Note 13).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
4. Reverse Merger Transaction
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
As a result of the Merger and the Share Repurchase, the stockholders of SANUWAVE, Inc. control approximately 88% of the Company’s outstanding common stock, holding 11,009,657 of the 12,509,657 outstanding shares, and SANUWAVE, Inc. was considered the accounting acquirer in this Merger. The Company was a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) immediately prior to the Merger. As a result of the Merger, the Company’s operations are now focused in global medical technology and the Company is no longer a shell company.
5. Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures — Topic 855 (“ASU 2010-06”). ASU 2010-06 provides amendments to ASC 820-10, Fair Value Measurements (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the three categories (level 1, level 2 or level 3). ASU 2010-06 provides amendments to ASC 820-10 to require new disclosures for transfers in and out of levels 1 and 2, as well as a reconciliation of activity within level 3. Furthermore, ASU 2010-06 provides amendments that clarify existing disclosures regarding levels of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 31, 2009 (except for disclosures in the reconciliation of activity within level 3, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). The Company adopted ASU 2010-06 as of January 1, 2010, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), to amend ASC 855, Subsequent Events (“ASC 855”). ASC 855, which was originally issued by the FASB in May 2009 (as SFAS No. 165, Subsequent Events ), provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. As a result of ASU 2010-09, companies are not required to disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements. ASC 855 was effective for interim and annual periods ending after June 15, 2009, and ASU 2010-09 is effective immediately. The Company has evaluated subsequent events in accordance with ASU 2010-09, and the evaluation did not have a material impact on the Company’s condensed consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
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
The operating results of the discontinued operations are summarized as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenue	$—	$782,815
Cost of revenues	—	173,985

Gross profit	—	608,830

Operating expenses	—	283,310

Operating income	—	325,520

Other expense	—	(3,035)

Income from discontinued operations before income taxes	—	322,485
Income tax expense	—	—

Income from discontinued operations, net of income tax	$—	$322,485

The Company’s assets (liabilities) related to discontinued operations were as follows:

	March 31,	December 31,
	2010	2009

Accounts payable and accrued expenses	$(655,061)	$(655,061)

Net assets (liabilities) of discontinued operations	$(655,061)	$(655,061)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
7. Assets held for sale
On October 31, 2008, the Company discontinued its Ossatron mobile service business and accordingly displayed the related assets of this business as “discontinued operations” (Note 6). In accordance with FASB ASC 205-20, Presentation of Financial Statements — Discontinued Operations, a quarterly review of the discontinued assets was performed to determine if they should continue to be recorded as “discontinued operations.” As of October 1, 2009, management determined that the Ossatron device fixed assets and related parts inventory were not likely to be sold within the next twelve months. Therefore, the Ossatron device fixed assets and related parts inventory were reclassified to continuing operations and depreciation on the Ossatron device fixed assets was restarted at October 1, 2009.
Assets held for sale consist of the following:

	March 31,	December 31,
	2010	2009

Ossatron devices	$4,837,165	$4,837,165
Accumulated depreciation	(4,250,698)	(4,082,474)

Net property and equipment	586,467	754,691

Inventory Ossatron device parts	220,968	210,169
Provision for losses and obsolescence	(41,904)	(41,904)

Net inventory	179,064	168,265

Total assets held for sale	$765,531	$922,956

The aggregate depreciation charged to operations was $168,224 for the three months ended March 31, 2010. There was no depreciation expense charged to operations for the three months ended March 31, 2009.
8. Inventory
Inventory consists of the following:

	March 31,	December 31,
	2010	2009

Inventory — finished goods	$657,493	$667,998
Inventory — parts	90,733	108,068

	748,226	776,066
Provision for losses and obsolescence	(187,057)	(183,477)

Net Inventory	$561,169	$592,589

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
9. Property and equipment
Property and equipment consists of the following:

	March 31,	December 31,
	2010	2009

Machines and equipment	$199,520	$199,520
Office and computer equipment	311,791	311,791
Leasehold improvements	67,421	67,421
Furniture and fixtures	24,613	24,613
Vehicles	38,897	38,897
Software	40,233	40,233
Other assets	4,509	4,585

Total	686,984	687,060
Accumulated depreciation	(624,793)	(598,354)

Net property and equipment	$62,191	$88,706

The aggregate depreciation charged to operations was $26,508 and $60,468 for the three months ended March 31, 2010 and 2009, respectively.
10. Intangible assets
Intangible assets consist of the following:

	March 31,	December 31,
	2010	2009

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(1,431,529)	(1,354,840)

Net intangible assets	$2,070,606	$2,147,295

The aggregate amortization charged to amortization expense was $76,689 for each of the three months ended March 31, 2010 and 2009.
11. Accrued expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009

Accrued legal professional fees	$104,031	$249,418
Accrued clinical site payments	192,000	192,023
Accrued audit and tax preparation	54,898	77,771
Accrued other	118,750	109,817

	$469,679	$629,029

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
12. Income taxes
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
13. Promissory notes
The promissory notes consist of the following:

	March 31,	December 31,
	2010	2009
Notes payable, unsecured, bearing interest at 5% issued to David N. Nemelka on March 1, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal is due June 1, 2010. Accrued interest totaled $834 at March 31, 2010.	$200,834	$—

Notes payable, unsecured, bearing interest at 5% issued to Kevin and Margaret Richardson on March 4, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal is due June 4, 2010. Accrued interest totaled $722 at March 31, 2010.	200,722	—

Notes payable, unsecured, bearing interest at 5% issued to David N. Nemelka on March 31, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal is due June 30, 2010.	300,000	—

Notes payable, unsecured, bearing interest at 5% issued to Kevin and Margaret Richardson on March 31, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal is due June 30, 2010.	300,000	—

Total	$1,001,556	$—

David N. Nemelka is a shareholder of the Company. Kevin Richardson is a member of the Board of Directors of the Company and is the managing partner of Prides Capital LLC, a shareholder of the Company.
Interest expense on promissory notes totaled $1,556 for the three months ended March 31, 2010.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
14. Notes payable, related parties
The notes payable, related parties consist of the following:

	March 31,	December 31,
	2010	2009
Notes payable, unsecured, bearing interest at 6% to HealthTronics, Inc., a shareholder of the Company. The notes were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. Quarterly interest through June 30, 2010 is accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest totaled $1,292,977 and $1,215,253 at March 31, 2010 and December 31, 2009, respectively.	$5,292,977	$5,215,253

Notes payable, unsecured, bearing interest at 15% to Prides Capital Fund I, LP and NightWatch Capital Partners II, LP, shareholders of the Company. Quarterly interest through March 31, 2010 is accrued and added to the principal balance. Interest is paid quarterly in arrears if elected by the holder. As of March 31, 2010, the holder has not elected to have interest paid. All remaining unpaid accrued interest and principal is due September 30, 2011. Accrued interest totaled $612,184 and $472,728 at March 31, 2010 and December 31, 2009, respectively. All or any portion of the unpaid principal can be converted into common stock with a conversion price of $2.92 per share.
	3,812,184	3,672,728

Total	9,105,161	8,887,981
Less current portion	—	—

Non-current portion	$9,105,161	$8,887,981

Interest expense on notes payable, related parties totaled $217,180 and $138,354 for the three months ended March 31, 2010 and 2009, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
15. Earnings (Loss) Per Share
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
As a result of the net loss for the three months ended March 31, 2010 and 2009, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. The anti-dilutive common shares totaled 1,662,042 shares and 640,028 shares for the three months ended March 31, 2010 and 2009, respectively.
16. Commitments and Contingencies
The Company leases office and warehouse space. Rent expense was $87,089 and $119,246 for the three months ended March 31, 2010 and 2009, respectively.
The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the consolidated financial position or results of operations of the Company.
17. 401k plan
The Company sponsors a 401k plan that covers all employees who meet the eligibility requirements. The Company matches 50% of employee contributions up to 6% of their compensation. The Company contributed $16,661 and $17,702 to the plan for the three months ended March 31, 2010 and 2009, respectively.
18. Stock-based compensation
During 2006, SANUWAVE, Inc. approved the 2006 Stock Incentive Plan (“the Plan”) and certain Nonstatutory Stock Option Agreements with key employees. The Nonstatutory Stock Option Agreements have terms substantially the same as the Plan. As of March 31, 2010, the Plan reserved approximately 684,666 shares of common stock for grant. The Plan permits granting of awards to selected employees and directors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include Nonstatutory Options as well as Non-qualified Incentive Stock Options. The Plan is currently administered by the board of directors of SANUWAVE, Inc. The Plan gives broad powers to the board of directors of SANUWAVE, Inc. to administer and interpret the particular form and conditions of each option. The stock options granted were nonstatutory options which, under the Plan, vest equally over a four-year period, and have a ten-year term. The options were granted to employees at an exercise price deemed to be the fair market value of the common stock on the date of the grant. It is the Company’s policy to issue new stock certificates to satisfy stock option exercises. The Company intends to adopt and assume the Plan.
For the three months ended March 31, 2010, the Company granted 112,500 options to employees and directors at an exercise price of $4.05 per share. Using the Black-Scholes option pricing model, management has determined that the options granted in 2010 had a weighted average fair value per share of $2.06 at March 31, 2010 resulting in total compensation cost of $455,625. Compensation cost will be recognized over the applicable service period.
For the three months ended March 31, 2010 and 2009, the Company recognized $483,270 and $133,696 as compensation cost, respectively for all outstanding stock options, restricted stock and warrants granted to employees and directors.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
18. Stock-based compensation (continued)
The assumptions used are as follows:

Three Months Ended
March 31,
2010
Expected life in years	6.0
Risk free interest rate	2.41%
Weighted average volatility	65.00%
Expected dividend yield (1)	—

(1)	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.
A summary of option activity as of March 31, 2010 and December 31, 2009, and the changes during the three months ended March 31, 2010, is presented as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of December 31, 2009	1,979,546	$3.70
Granted	112,500	$4.05
Exercised	—	$—
Forfeited or expired	(2,500)	$2.92

Outstanding as of March 31, 2010	2,089,546	$3.72

Exercisable	1,726,986	$3.70

The weighted average remaining contractual term for outstanding and exercisable stock options is 6.0 years as of March 31, 2010 and 6.3 years as of December 31, 2009.
A summary of the Company’s nonvested options as of March 31, 2010 and December 31, 2009, and changes during the three months ended March 31, 2010, is presented as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Outstanding as of December 31, 2009	273,471	$997,589
Granted	112,500	455,625
Vested	(20,911)	(61,060)
Forfeited or expired	(2,500)	(7,300)

Outstanding as of March 31, 2010	362,560	$1,384,854

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2010
18. Stock-based compensation (continued)
A summary of the Company’s restricted stock as of March 31, 2010 and December 31, 2009, and changes during the three months ended March 31, 2010, is presented as follows:

Restricted
Stock
Outstanding as of December 31, 2009	403,030
Granted	—
Vested	—
Forfeited or expired	—

Outstanding as of March 31, 2010	403,030

19. Warrants
As of March 31, 2010, the Company had (1) Class A Warrants to purchase up to 1,106,627 shares of common stock outstanding, (2) Class B Warrants to purchase up to 1,106,627 shares of common stock outstanding, and (3) Class C Warrants to purchase up to 1,500,000 shares of common stock outstanding. The Class A Warrants and Class B Warrants expire on September 25, 2014, and the Class C Warrants expire on September 25, 2011. The Class C Warrants are not exercisable until September 25, 2010. The Class A Warrants and Class C Warrants have an exercise price of $4.00 per share, and the Class B Warrants have an exercise price of $8.00 per share.
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
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.
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
With the divestiture of our worldwide Versatron® veterinary product line in June 2009, we are now entirely focused on developing our PACE technology to stimulate healing in:
•	wound conditions, including diabetic foot ulcers, venous ulcers, pressure sores, burns and other skin eruption conditions;

•	orthopedic/spine applications, such as speeding the healing of fractures (including non-union or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, eliminating chronic pain in joints from trauma or arthritis, and other potential sports injury applications;

•	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and

•	cardiac procedures for removing plaque due to atherosclerosis and improving heart muscle performance.
Recent Developments
As of March 31, 2010, we have completed enrolling patients for our first IDE wound care clinical study focused on the healing of diabetic foot ulcers utilizing our lead product candidate, dermaPACE. The primary study goal is to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to sham control, when both are combined with the current standard of care. The standard of care includes wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot. A total of 206 patients have entered the dermaPACE study at 24 sites. The patients in the study must be followed for a total of 24 weeks. The study’s primary endpoint, wound closure, is defined as “successful” if the skin is reepithelialized without drainage or dressing requirements confirmed at two consecutive study visits. We expect final study data, including time to closure, total wound size reduction, long-term safety, and study subject assessments to be available by the fourth quarter of 2010. The Company is finalizing its regulatory submission plan with the FDA and will provide further information when the plan is established.
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

We believe that these studies suggest that our platform technology will be effective in our target applications. If successful, we expect these clinical studies should lead to regulatory approval of our regenerative product candidates in the United States, Europe and Asia. If approved by the appropriate regulatory authorities, we believe that our product candidates will offer new, effective and non-invasive treatment options in wound healing, orthopedic/spine injuries, plastic/cosmetic uses and cardiac procedures, improving the quality of life for millions of patients suffering from injuries or deterioration of tissue, bones and vascular structures.
Financial Overview
Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales. At March 31, 2010, the balance of cash and cash equivalents totaled $1.1 million.
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
Since our inception, we have incurred losses from operations each year. As of March 31, 2010, we had an accumulated deficit of $41.7 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to represent our products. In addition, given the sale of our veterinary division in 2009 and the discontinuation of the Ossatron mobile service business in 2008, we do not currently have an FDA approved product in commercialization in the United States.
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
Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of inventory, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any other future period.
While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements filed with our Annual Report on Form 10-K filed with the SEC on March 31, 2010, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, stock-based compensation and income taxes are significant and; therefore, important to aid you in fully understanding and evaluating our reported financial results.
Revenue Recognition
Sales of medical devices, including related applicators and applicator kits, are recognized when shipped to the customer. Fees from services performed are recognized when the related service is performed.
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
In accordance with ASC 718, Compensation — Stock Compensation (formerly included in SFAS No. 123(R), Accounting for Stock-Based Compensation), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The expected terms of options granted represent the period of time that options granted are estimated to be outstanding and are derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

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
We have adopted a provision of ASC 740, Income Taxes (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48)). ASC 740 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.
Results of Operations for the Three Months ended March 31, 2010 and 2009 (Unaudited)
Revenues and Cost of Revenues
Revenues for the three months ended March 31, 2010 were $143,102, compared to $262,082 for the same period in 2009, a decrease of $118,980, or 45%. These revenues result primarily from sales of devices and applicators in Europe of our legacy Evotron® device for orthopedic conditions and our dermaPACE™ device for advanced wound care. Revenues decreased for the three months ended March 31, 2010 compared to 2009 primarily because of declining sales of the legacy Evotron device due to the elimination in 2009 of our European sales and marketing staff to focus our resources in the United States.
Cost of revenues for the three months ended March 31, 2010 was $47,644, compared to $60,282 for the same period in 2009. Gross profit as a percentage of revenues was 67% for the three months ended March 31, 2010, as compared to 77% for the same period in 2009. The decrease in gross profit in 2010 was primarily due to higher freight cost in 2010 associated with the Company assembling its products for sale in Europe in the United States instead of in Europe as it did in 2009.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2010 were $1,085,974, compared to $813,510 for the same period in 2009, an increase of $272,464, or 33%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development costs increased in 2010 as compared to the same period in 2009 due to higher costs of the ongoing clinical trial of dermaPACE™ for diabetic foot ulcers in the United States as enrollment had increased as the enrollment period was coming to an end during the period ended March 31, 2010.
We expect that research and development expenses will continue to increase as a result of next generation technology development, the ongoing clinical trial of dermaPACE™ for diabetic foot ulcers in the United States and other new product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2010 were $1,598,524, compared to $1,249,577 for the same period in 2009, an increase of $348,947, or 28%. General and administrative expenses include the non-cash compensation costs for stock compensation of $483,270 for the three months ended March 31, 2010, compared to $133,696 for the same period in 2009, due to new grants of options and restricted stock to management and directors of the Company primarily in September 2009.

Excluding the non-cash compensation costs for stock compensation, general and administrative expenses were $1,115,254 for the three months ended March 31, 2010, as compared to $1,115,881 for the same period in 2009, a decrease of $627.
We expect that general and administrative expenses will increase as we expand our operations and other administrative activities related to our efforts to bring our products to commercialization.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2010 was $271,421, compared to $137,157 for the same period in 2009, an increase of $134,264, or 98%.
On October 31, 2008, the Company discontinued its Ossatron mobile service business and accordingly displayed the related assets of this business as “discontinued operations” (Note 6). As of October 1, 2009, management determined that the Ossatron device fixed assets and related parts inventory were not likely to be sold within the next twelve months. Therefore, the Ossatron device fixed assets and related parts inventory were reclassed to continuing operations and depreciation on the Ossatron device fixed assets was restarted at October 1, 2009. The depreciation expense related to these assets was $168,224 for the three months ended March 31, 2010.
Other Income (Expense)
On June 3, 2009, we sold our veterinary division to Pulse Vet. Under terms of the asset purchase agreement, we will continue to provide purchasing, production, shipping and warehousing services to Pulse Vet for a fee until April 30, 2011, unless Pulse Vet elects to terminate the agreement at an earlier date. The revenue for these transitional services was $90,000 for the three months ended March 31, 2010.
Interest expense, net, for the three months ended March 31, 2010 was $217,281, compared to $138,059 for the same period in 2009, an increase of $79,222, or 57%. The increase was due to interest at 15% per annum on notes payable, related parties, totaling $1,575,000 issued during the three months ended March 31, 2009.
Provision for Income Taxes
At March 31, 2010, we had Federal net operating loss carryforwards of approximately $32.8 million that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future Federal income tax liabilities could be subject to annual limitations. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for Federal income tax purposes.
Disposal of Veterinary Division
On June 3, 2009, we sold our veterinary division for $3,500,000 in cash to Pulse Vet. The income from discontinued operations was $322,485 for the three months ended March 31, 2009.
Net Income (Loss)
Net loss for the three months ended March 31, 2010 was $2,994,755, or $(0.24) per basic and diluted share, compared to net loss of $1,823,466, or $(0.17) per basic and diluted share, for the three months ended March 31, 2009. This included a loss from continuing operations of $2,994,755, or $(0.24) per basic and diluted share, for the three months ended March 31, 2010, compared to a loss from continuing operations of $2,145,951, or $(0.20) per basic and diluted share, for the three months ended March 31, 2009. We anticipate that our operating losses will continue over the next few years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to represent our products.

Liquidity and Capital Resources
We incurred a net loss of $2,994,755 and $1,823,466 for the three months ended March 31, 2010 and 2009, respectively. We incurred a net loss of $6,153,040 for the year ended December 31, 2009. These operating losses create an uncertainty about our ability to continue as a going concern. Management believes we will raise additional capital through public or private equity offerings, outstanding warrant exercises or other potential financing sources. Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We are economically dependent upon future capital contributions or financing to fund ongoing operations. On June 3, 2009, we sold our veterinary division for $3,500,000 in cash to Pulse Vet. During the year ended December 31, 2009, we obtained cash infusions totaling $2,125,000 in the form of notes payable from related parties. The notes payable can be converted into additional shares of common stock, with all or any portion of the unpaid principal, at a conversion price of $2.92 per share. In addition, for the year ended December 31, 2009, additional shares of stock were issued to stockholders for total cash proceeds of $1,819,844. In March 2010, the Company issued four promissory notes totaling $1,000,000 to two stockholders. The notes bear interest at 5% per annum and are due in June, 2010.
At March 31, 2010, we had $1,065,691 in cash and cash equivalents held in three financial institutions. Our excess cash reserves are invested in money market accounts.
We expect to devote substantial resources to continue our research and development efforts, including clinical trials. Clinical study costs are comprised of payments for work performed by contract research organizations, universities and hospitals. Because of the significant time it will take for our products to complete the clinical trial process, and for us to obtain approval from regulatory authorities and successfully commercialize our products, we will require substantial additional capital resources. We may raise additional capital through public or private equity offerings, outstanding warrant exercises, debt financings, corporate collaborations or other means. We may also attempt to raise additional capital if there are favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuance of equity securities, our stockholders will experience dilution, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones would harm our future capital position. Additional financing may not be available on acceptable terms, if at all. Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control. If at any time sufficient capital is not available, either through existing capital resources or through raising additional funds, we may be required to delay, reduce the scope of, eliminate or divest one or more of our research, pre-clinical or clinical programs.
For the three months ended March 31, 2010, net cash used by continuing operations for operating activities was $1,720,110, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by continuing operations for financing activities for the three months ended March 31, 2010 was $1,000,000, which consisted of the proceeds from issuance of promissory notes. Cash and cash equivalents decreased by $720,678 for the three months ended March 31, 2010.
For the three months ended March 31, 2009, net cash used by continuing operations for operating activities was $2,259,096, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by continuing operations for financing activities for the three months ended March 31, 2009 was $1,575,000, which consisted of the proceeds from the issuance of notes payable to related parties. Net cash provided by discontinued operations was $722,663 for the three months ended March 31, 2009. Cash and cash equivalents decreased by $10,565 for the three months ended March 31, 2009.
Segment Information
We have determined that we are principally engaged in one operating segment. Our product candidates are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions.

Comprehensive Loss
FASB ASC 220, Comprehensive Income (formerly SFAS No. 130, Reporting Comprehensive Income), establishes standards for reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements. Our comprehensive loss as defined by ASC 220 is the total of net loss and all other changes in equity resulting from non-owner sources, including unrealized gains (losses) on foreign currency translation adjustments.
Contractual Obligations
Our major outstanding contractual obligations relate to our operating leases for our facilities, purchase and supplier obligations for product component materials and equipment, and our notes payable.
In October 2006, we entered into a sublease agreement for our corporate office in Alpharetta, Georgia, which consists of 15,025 square feet of space. Under the terms of the sublease, we pay monthly rent of $18,468, as adjusted on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount. The initial term of the sublease expired September 30, 2009, and we have exercised the option to extend the term to October 31, 2012.
In April 2007, we entered into a lease agreement for our production and research and development office, which consists of 5,168 square feet of space. Under the terms of the lease, we pay monthly rent of $8,075, as adjusted on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount. The initial term of the lease continues until July 31, 2010, and we have extended the lease until July 31, 2011.
We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantities of product component materials for our products through the development, clinical testing and commercialization phases. We have contractual obligations under a supply agreement with Swisstronics Contract Manufacturing AG for the manufacture of our devices.
In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, we entered into two promissory notes with HealthTronics for $2,000,000 each. The promissory notes bear interest at 6% annually. Quarterly interest through June 30, 2010 is accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest on the promissory notes totaled $1,292,977 and $1,215,253 at March 31, 2010 and December 31, 2009, respectively.
During the years ended December 31, 2009 and 2008, we issued notes payable to Prides Capital Fund I, L.P. for $3,125,000 in total and one note payable to NightWatch Capital Partners II, L.P. for $75,000. The notes payable bear interest at 15% annually. Interest is paid quarterly in arrears if elected by the holders of the notes payable. As of March 31, 2010, the holders of the notes payable had not elected to receive interest quarterly. All remaining unpaid accrued interest and principal is due September 30, 2011. All or any portion of the unpaid principal can be converted into common stock with a conversion price of $2.92 per share. Accrued interest on the notes payable totaled $612,184 and $472,728 at March 31, 2010 and December 31, 2009, respectively.
During March 2010, we issued promissory notes to David N. Nemelka in the amount of $500,000 and to Kevin and Margaret Richardson in the amount of $500,000. The promissory notes bear interest at 5% annually. All accrued interest and principal is due June 2010. Accrued interest on the promissory notes totaled $1,556 at March 31, 2010.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These controls and procedures are designed to ensure that the required information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Other than legal proceedings described below and those relating to our intellectual property, there are no material pending legal proceedings to which we are a party or of which any of our properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority. We have several material pending legal proceedings relating to our patents. For information regarding these legal proceedings, please see the section entitled “Intellectual Property — Patents” in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

Exhibit No.		Description

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

4.5		Form of Promissory Note, dated August 1, 2005, issued by SANUWAVE, Inc. to HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

10.1		Promissory Note, dated March 1, 2010, issued by SANUWAVE Health, Inc. to David N. Nemelka. (Incorporated by reference to the Form 8-K filed with the SEC on March 5, 2010).

10.2		Promissory Note, dated March 4, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to the Form 8-K filed with the SEC on March 5, 2010).

10.3		Promissory Note, dated March 31, 2010, issued by SANUWAVE Health, Inc. to David N. Nemelka. (Incorporated by reference to the Form 8-K filed with the SEC on April 1, 2010).

10.4		Promissory Note, dated March 31, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to the Form 8-K filed with the SEC on April 1, 2010).

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	*	Section 1350 Certification of the Chief Executive Officer.

32.2	*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 14, 2010

SANUWAVE HEALTH, INC.

By:	/s/ Christopher M. Cashman
Christopher M. Cashman
Chief Executive Officer and President