Form 10-Q
period 2010-06-30
SANUWAVE Health, Inc.
filed 2010-08-13
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 13, 2010, there were issued and outstanding 12,509,657 shares of the registrant’s common stock.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010. Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010.
Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$277,258	$1,786,369
Accounts receivable — trade, net of allowance for doubtful accounts of $29,769 in 2010 and $20,762 in 2009	69,683	47,966
Inventory (Note 8)	547,544	592,589
Prepaid expenses	132,842	121,157
Due from Pulse Veterinary Technologies, LLC	151,102	127,878

TOTAL CURRENT ASSETS	1,178,429	2,675,959

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 9)	37,342	88,706

OTHER ASSETS	31,820	32,169

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 10)	1,993,916	2,147,295

ASSETS HELD FOR SALE (Note 7)	591,435	922,956

TOTAL ASSETS	$3,832,942	$5,867,085

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,816,924	$1,069,423
Payroll and related	809,171	509,905
Accrued expenses (Note 11)	376,360	629,029
Promissory notes (Note 13)	1,518,428	—
Liabilities related to discontinued operations (Note 6)	655,061	655,061

TOTAL CURRENT LIABILITIES	5,175,944	2,863,418

NOTES PAYABLE, RELATED PARTIES (Note 14)	9,329,678	8,887,981

TOTAL LIABILITIES	14,505,622	11,751,399

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—

GOING CONCERN (Note 3)	—	—

STOCKHOLDERS’ DEFICIT
COMMON STOCK, par value $0.001, 50,000,000 shares authorized, 12,509,657 issued and outstanding	12,510	12,510

ADDITIONAL PAID-IN CAPITAL	33,679,293	32,741,593

ACCUMULATED OTHER COMPREHENSIVE LOSS	17,703	21,864

RETAINED DEFICIT	(44,382,186)	(38,660,281)

TOTAL STOCKHOLDERS’ DEFICIT	(10,672,680)	(5,884,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,832,942	$5,867,085

See accompanying notes to unaudited condensed consolidated
financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUES	$117,226	$141,965	$260,328	$404,047

COST OF REVENUES	40,936	38,381	88,580	98,663

GROSS PROFIT	76,290	103,584	171,748	305,384

OPERATING EXPENSES
Research and development	895,651	808,774	1,981,625	1,622,285
General and administrative	1,498,236	653,590	3,096,760	1,903,167
Depreciation	185,202	43,378	379,934	103,846
Amortization	76,690	76,689	153,379	153,378

TOTAL OPERATING EXPENSES	2,655,779	1,582,431	5,611,698	3,782,676

OPERATING LOSS	(2,579,489)	(1,478,847)	(5,439,950)	(3,477,292)

OTHER INCOME (EXPENSE)
Gain/(loss) on sale of assets	2,065	(13,651)	2,065	(13,651)
Transitional services provided to Pulse Veterinary Technologies, LLC	90,125	33,750	180,125	33,750
Interest expense, net	(240,243)	(191,017)	(457,524)	(329,075)
Gain (loss) on foreign currency exchange	392	(28,325)	(6,621)	(37,773)

TOTAL OTHER INCOME (EXPENSE)	(147,661)	(199,243)	(281,955)	(346,749)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,727,150)	(1,678,090)	(5,721,905)	(3,824,041)

INCOME TAX EXPENSE	—	—	—	—

LOSS FROM CONTINUING OPERATIONS	(2,727,150)	(1,678,090)	(5,721,905)	(3,824,041)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax	—	258,821	—	581,306
Gain on sale of veterinary division, net of tax	—	2,492,273	—	2,492,273

INCOME FROM DISCONTINUED OPERATIONS	—	2,751,094	—	3,073,579

NET INCOME (LOSS)	(2,727,150)	1,073,004	(5,721,905)	(750,462)

OTHER COMPREHENSIVE INCOME (LOSS), net of tax
Foreign currency translation adjustments	(3,593)	1,906	(4,161)	(47,226)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,730,743)	$1,074,910	$(5,726,066)	$(797,688)

EARNINGS (LOSS) PER SHARE:
Loss from continuing operations — basic	$(0.22)	$(0.15)	$(0.46)	$(0.35)

Loss from continuing operations — diluted	$(0.22)	$(0.15)	$(0.46)	$(0.35)

Income from discontinued operations — basic	$—	$0.25	$—	$0.28

Income from discontinued operations — diluted	$—	$0.25	$—	$0.28

Net earnings (loss) — basic	$(0.22)	$0.10	$(0.46)	$(0.07)

Net earnings (loss) — diluted	$(0.22)	$0.10	$(0.46)	$(0.07)

Weighted average shares outstanding — basic	12,509,657	11,009,657	12,509,657	11,009,657

Weighted average shares outstanding — diluted	12,509,657	11,009,657	12,509,657	11,009,657

See accompanying notes to unaudited condensed consolidated
financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(5,721,905)	$(3,824,041)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	153,379	153,378
Accrued interest	460,125	330,642
Depreciation	379,934	103,846
Change in allowance for doubtful accounts	9,007	(33,400)
(Gain) loss on sale of property and equipment	(2,065)	13,651
Stock-based compensation	937,700	267,392
Changes in assets — (increase)/decrease
Accounts receivable — trade	(30,724)	(3,509)
Inventory	45,045	104,943
Prepaid expenses	(11,685)	(18,959)
Due from Pulse Veterinary Technologies, LLC	(23,224)	(157,009)
Other assets	349	(430)
Assets held for sale	2,516	—
Changes in liabilities — increase/(decrease)
Accounts payable	747,501	(698,787)
Payroll and related	299,266	(160,100)
Accrued expenses	(252,669)	(98,255)

NET CASH USED BY CONTINUING OPERATIONS	(3,007,450)	(4,020,638)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	1,018,505

NET CASH USED BY OPERATING ACTIVITIES	(3,007,450)	(3,002,133)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations
Proceeds from sale of property and equipment	2,500	—
Purchase of property and equipment	—	(21,147)

NET CASH PROVIDED (USED) BY CONTINUING OPERATIONS	2,500	(21,147)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	3,540,948

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,500	3,519,801

CASH FLOWS FROM FINANCING ACTIVITIES
Continuing operations
Proceeds from promissory notes	1,500,000	—
Proceeds from notes payable, related parties	—	2,125,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,500,000	2,125,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(4,161)	(47,226)

NET INCREASE (DECREASE) IN CASH	(1,509,111)	2,595,442

CASH, BEGINNING OF PERIOD	1,786,369	543,626

CASH, END OF PERIOD	$277,258	$3,139,068

See accompanying notes to unaudited condensed consolidated
financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
1. Nature of the Business
SANUWAVE Health, Inc. and subsidiaries (the Company) is an emerging global medical technology company focused on the development and commercialization of noninvasive, biological response activating devices in the regenerative medicine area for the repair and regeneration of tissue, musculoskeletal and vascular structures. Our portfolio of products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE™) technology in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions.
2. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010.
The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010. Please refer also to Note 5 of this Form 10-Q regarding the Company’s adoption of recent accounting pronouncements.
3. Going concern
As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $5,721,905 and $750,462 for the six months ended June 30, 2010 and 2009, respectively. The Company incurred a net loss from continuing operations of $5,721,905 and $3,824,041 for the six months ended June 30, 2010 and 2009, respectively. These operating losses create an uncertainty about the Company’s ability to continue as a going concern. Management of the Company believes potential additional investors, convertible promissory notes or other potential financing will provide the necessary funding for the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future financing to fund ongoing operations. During the six months ended June 30, 2010, the Company issued seven promissory notes totaling $1,500,000. In addition, subsequent to quarter end, on July 13, 2010, the Company issued a convertible promissory note for $500,000.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
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
June 30, 2010
6. Discontinued operations
On October 31, 2008, the Company discontinued its Ossatron® mobile service business.
On June 3, 2009, the Company sold its veterinary business to Pulse Veterinary Technologies, LLC (“Pulse Vet”) for a total cash consideration of $3,500,000. As a result of the sale, the Company recorded a gain, before income taxes, of $2,463,283.
Accordingly, the Company’s condensed consolidated financial statements have been prepared with the net assets, results of operations, and cash flows of these businesses displayed separately as “discontinued operations.” The Ossatron devices and related parts inventory were subsequently reclassified, on October 1, 2009, to assets held for sale (see Note 7 — Assets held for sale).
The operating results of the discontinued operations are summarized as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue	$—	$675,292	$—	$1,458,107
Cost of revenues	—	198,562	—	372,547

Gross profit	—	476,730	—	1,085,560

Operating expenses	—	223,480	—	506,790

Operating income	—	253,250	—	578,770

Other income	—	5,571	—	2,536

Income from discontinued operations before income taxes	—	258,821	—	581,306
Income tax expense	—	—	—	—

Income from discontinued operations, net of income tax	$—	$258,821	$—	$581,306

The Company’s assets (liabilities) related to discontinued operations were as follows:

	June 30,	December 31,
	2010	2009

Accounts payable and accrued expenses	$(655,061)	$(655,061)

Net assets (liabilities) of discontinued operations	$(655,061)	$(655,061)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
7. Assets held for sale
On October 31, 2008, the Company discontinued its Ossatron mobile service business and accordingly displayed the related assets of this business as “discontinued operations” (Note 6). In accordance with FASB ASC 205-20, Presentation of Financial Statements — Discontinued Operations, a quarterly review of the discontinued assets was performed to determine if they should continue to be recorded as “discontinued operations.” As of October 1, 2009, management determined that the Ossatron device fixed assets and related parts inventory should be reclassified to continuing operations, and depreciation on the Ossatron device fixed assets was restarted at October 1, 2009.
Assets held for sale consist of the following:

	June 30,	December 31,
	2010	2009

Ossatron devices	$4,837,165	$4,837,165
Accumulated depreciation	(4,411,479)	(4,082,474)

Net property and equipment	425,686	754,691

Inventory Ossatron device parts	220,949	210,169
Provision for losses and obsolescence	(55,200)	(41,904)

Net inventory	165,749	168,265

Total assets held for sale	$591,435	$922,956

The aggregate depreciation charged to operations was $160,781 for the three months ended June 30, 2010, and $329,005 for the six months ended June 30, 2010. There was no depreciation expense charged to operations for the three and six months ended June 30, 2009.
8. Inventory
Inventory consists of the following:

	June 30,	December 31,
	2010	2009

Inventory — finished goods	$648,687	$667,998
Inventory — parts	81,522	108,068

	730,209	776,066
Provision for losses and obsolescence	(182,665)	(183,477)

Net inventory	$547,544	$592,589

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
9. Property and equipment
Property and equipment consists of the following:

	June 30,	December 31,
	2010	2009

Machines and equipment	$199,520	$199,520
Office and computer equipment	296,120	311,791
Leasehold improvements	67,421	67,421
Furniture and fixtures	24,613	24,613
Vehicles	38,897	38,897
Software	40,233	40,233
Other assets	4,585	4,585

Total	671,389	687,060
Accumulated depreciation	(634,047)	(598,354)

Net property and equipment	$37,342	$88,706

The aggregate depreciation charged to operations was $24,421 and $43,378 for the three months ended June 30, 2010 and 2009, respectively, and $50,929 and $103,846 for the six months ended June 30, 2010 and 2009, respectively.
10. Intangible assets
Intangible assets consist of the following:

	June 30,	December 31,
	2010	2009

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(1,508,219)	(1,354,840)

Net intangible assets	$1,993,916	$2,147,295

The aggregate amortization charged to operations was $76,690 and $76,689 for the three months ended June 30, 2010 and 2009, respectively, and $153,379 and $153,378 for the six months ended June 30, 2010 and 2009, respectively.
11. Accrued expenses
Accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009

Accrued legal professional fees	$73,628	$249,418
Accrued clinical site payments	115,000	192,023
Accrued audit and tax preparation	75,232	77,771
Accrued other	112,500	109,817

	$376,360	$629,029

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
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
At June 30, 2010, the Company had federal net operating loss (“NOL”) carryforwards of $32,753,067 that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions on ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at June 30, 2010, indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2010. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including loss carryforwards.
The Company’s ability to use it NOL carryforwards could be limited and subject to annual limitations. In connection with future offerings, the Company may realize a “more than 50% change in ownership” which would further limit its ability to use its NOL carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because U.S. tax laws limit the time during which NOL carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of all or portions of its NOL carryfowards for federal income tax purposes.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
13. Promissory notes
The promissory notes consist of the following:

June 30,
2010
Promissory note, unsecured, bearing interest at 5% issued to David N. Nemelka on March 1, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal was due on June 1, 2010. The principal was not repaid at the due date and therefore, in accordance with the terms of the promissory note, the interest rate increased to 10% effective June 1, 2010. Accrued interest totaled $4,198 at June 30, 2010.	$204,198
Promissory note, unsecured, bearing interest at 5% issued to Kevin and Margaret Richardson on March 4, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal was due on June 4, 2010. The principal was not repaid at the due date and therefore, in accordance with the terms of the promissory note, the interest rate increased to 10% effective June 4, 2010. Accrued interest totaled $3,973 at June 30, 2010.	203,973
Promissory note, unsecured, bearing interest at 5% issued to David N. Nemelka on March 31, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal was due on June 30, 2010. The principal was not repaid at the due date and therefore, in accordance with the terms of the promissory note, the interest rate increased to 10% effective June 30, 2010. Accrued interest totaled $3,766 at June 30, 2010.	303,766
Promissory note, unsecured, bearing interest at 5% issued to Kevin and Margaret Richardson on March 31, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal was due on June 30, 2010. The principal was not repaid at the due date and therefore, in accordance with the terms of the promissory note, the interest rate increased to 10% effective June 30, 2010. Accrued interest totaled $3,766 at June 30, 2010.	303,766

Sub-total promissory notes	1,015,703

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
13. Promissory notes (continued)

June 30,
2010
Convertible promissory note, unsecured, bearing interest at 5% issued to Kevin and Margaret Richardson on May 12, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal is due August 12, 2010. If the convertible promissory note is not paid or converted prior to the maturity date, the Company shall issue to the holder a warrant to purchase shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.00 per share. The number of shares issuable upon the exercise of the warrant shall be determined by dividing the sum of the principal and interest payable under the convertible promissory note by 20. Accrued interest totaled $2,003 at June 30, 2010.
302,003
Convertible promissory note, unsecured, bearing interest at 5% issued to Durk V. Irwin on June 4, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal is due September 4, 2010. If the convertible promissory note is not paid or converted prior to the maturity date, the Company shall issue to the holder a warrant to purchase shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.00 per share. The number of shares issuable upon the exercise of the warrant shall be determined by dividing the sum of the principal and interest payable under the convertible promissory note by 20. Accrued interest totaled $361 at June 30, 2010.
100,361
Convertible promissory note, unsecured, bearing interest at 5% issued to Todd R. Pedersen on June 4, 2010. Interest is accrued and added to the principal balance. All accrued interest and principal is due September 4, 2010. If the convertible promissory note is not paid or converted prior to the maturity date, the Company shall issue to the holder a warrant to purchase shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.00 per share. The number of shares issuable upon the exercise of the warrant shall be determined by dividing the sum of the principal and interest payable under the convertible promissory note by 20. Accrued interest totaled $361 at June 30, 2010.
100,361

Sub-total convertible promissory notes	502,725

Total promissory notes	$1,518,428

Upon the consummation of a qualified financing on or prior to the prepayment of the convertible promissory notes or the maturity date, the Company shall cause the conversion of the unpaid principal and interest on the convertible promissory notes into (A) shares of common stock (the number of shares to be determined by dividing the unpaid principal and interest on the convertible promissory note by the conversion price), (B) a warrant to purchase the same number of shares of common stock that the holder would have received if the holder had invested an amount equal to the unpaid principal and interest on the convertible promissory notes in the qualified financing, and (C) any other securities to be issued pursuant to the qualified financing in the same amounts and under the same terms that the holder would have received if the holder had invested an amount equal to the unpaid principal and interest on the convertible promissory notes in the qualified financing. Pursuant to the terms of the convertible promissory notes, a qualified financing means the consummation, on or prior to the prepayment of the convertible promissory notes or the maturity date, of a private placement of not less than $3,000,000, in the aggregate, of common stock. The conversion price of any securities issued to the holder shall be equal to the per share purchase price of the common stock issued in the qualified financing.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
13. Promissory notes (continued)
Kevin Richardson is a member of the Board of Directors of the Company and is the managing partner of Prides Capital LLC, a shareholder of the Company. David N. Nemelka, Durk V. Irwin, and Todd R. Pedersen are shareholders of the Company.
Interest expense on promissory notes totaled $16,872 for the three months ended June 30, 2010 and $18,428 for the six months ended June 30, 2010.
There were no promissory notes outstanding during fiscal year 2009.
14. Notes payable, related parties
The notes payable, related parties consist of the following:

	June 30,	December 31,
	2010	2009
Notes payable, unsecured, bearing interest at 6% to HealthTronics, Inc., a shareholder of the Company. The notes were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. Quarterly interest through June 30, 2010 is accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest totaled $1,372,743 and $1,215,253 at June 30, 2010 and December 31, 2009, respectively.	$5,372,743	$5,215,253
Notes payable, unsecured, bearing interest at 15% to Prides Capital Fund I, LP and NightWatch Capital Partners II, LP, shareholders of the Company. Quarterly interest through June 30, 2010 is accrued and added to the principal balance. Interest is paid quarterly in arrears if elected by the holder. As of June 30, 2010, the holder has not elected to have interest paid. All remaining unpaid accrued interest and principal is due September 30, 2011. Accrued interest totaled $756,935 and $472,728 at June 30, 2010 and December 31, 2009, respectively. At the option of the holder, all of any portion of the unpaid principal can be converted into common stock with a conversion price of $2.92 per share.
	3,956,935	3,672,728

Total	9,329,678	8,887,981
Less current portion	—	—

Non-current portion	$9,329,678	$8,887,981

Interest expense on notes payable, related parties totaled $224,517 and $192,288 for the three months ended June 30, 2010 and 2009, respectively, and $441,697 and $330,642 for the six months ended June 30, 2010 and 2009, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
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
As a result of the net loss from continuing operations for the six months ended June 30, 2010 and 2009, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share. The anti-dilutive common shares totaled 1,767,259 shares and 948,913 shares for the three months ended June 30, 2010 and 2009, respectively, and 1,728,021 shares and 854,383 shares for the six months ended June 30, 2010 and 2009, respectively.
16. Commitments and Contingencies
The Company leases office and warehouse space. Rent expense was $83,193 and $128,792 for the three months ended June 30, 2010 and 2009, respectively, and $170,282 and $248,038 for the six months ended June 30, 2010 and 2009, respectively.
The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the consolidated financial position or results of operations of the Company.
17. 401(k) plan
The Company sponsors a 401(k) plan that covers all employees who meet the eligibility requirements. The Company matches 50% of employee contributions up to 6% of their compensation. The Company contributed $18,089 and $17,108 to the plan for the three months ended June 30, 2010 and 2009, respectively, and $34,784 and $34,360 to the plan for the six months ended June 30, 2010 and 2009, respectively.
18. Stock-based compensation
During 2006, SANUWAVE, Inc. approved the 2006 Stock Incentive Plan (“the Plan”) and certain Nonstatutory Stock Option Agreements with key employees. The Nonstatutory Stock Option Agreements have terms substantially the same as the Plan. As of June 30, 2010, the Plan reserved approximately 684,666 shares of common stock for grant. The Plan permits granting of awards to selected employees and directors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Plan is currently administered by the board of directors of SANUWAVE, Inc. The Plan gives broad powers to the board of directors of SANUWAVE, Inc. to administer and interpret the particular form and conditions of each option. The stock options granted were nonstatutory options which, under the Plan, vest equally over a four-year period, and have a ten-year term. The options were granted to employees at an exercise price deemed to be the fair market value of the common stock on the date of the grant. The Company adopted and assumed the Plan pursuant to the Merger.
On January 29, 2010, the Company granted 112,500 options to employees and directors at an exercise price of $4.05 per share. Using the Black-Scholes option pricing model, management has determined that the options granted in 2010 had a weighted average fair value per share of $2.06 resulting in total compensation cost of $455,625. Compensation cost will be recognized over the applicable service period.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
18. Stock-based compensation (continued)
The Company recognized as compensation cost for all outstanding stock options, restricted stock and warrants granted to employees and directors, $454,430 and $133,696 for the three months ended June 30, 2010 and 2009, respectively, and $937,700 and $267,392 for the six months ended June 30, 2010 and 2009, respectively.
The assumptions used are as follows:

Six Months Ended
June 30,
2010
Expected life in years	6.0
Risk free interest rate	2.41%
Weighted average volatility	65.00%
Expected dividend yield (1)	—

(1)	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.
A summary of option activity as of June 30, 2010 and December 31, 2009, and the changes during the three and six months ended June 30, 2010, is presented as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of December 31, 2009	1,979,546	$3.70
Granted	112,500	$4.05
Exercised	—	$—
Forfeited or expired	(2,500)	$2.92

Outstanding as of March 31, 2010	2,089,546	$3.72
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(3,750)	$3.30

Outstanding as of June 30, 2010	2,085,796	$3.72

Exercisable	1,857,986	$3.68

The weighted average remaining contractual term for outstanding and exercisable stock options is 5.8 years as of June 30, 2010 and 6.3 years as of December 31, 2009.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
18. Stock-based compensation (continued)
A summary of the Company’s nonvested options as of June 30, 2010 and December 31, 2009, and changes during the three and six months ended June 30, 2010, is presented as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Nonvested as of December 31, 2009	273,471	$997,589
Granted	112,500	455,625
Vested	(20,911)	(61,060)
Forfeited or expired	(2,500)	(7,300)

Nonvested as of March 31, 2010	362,560	1,384,854
Granted	—	—
Vested	(131,000)	(453,422)
Forfeited or expired	(3,750)	(12,363)

Nonvested as of June 30, 2010	227,810	$919,069

A summary of the Company’s restricted stock as of June 30, 2010 and December 31, 2009, and changes during the six months ended June 30, 2010, is presented as follows:

Restricted
Stock
Outstanding as of December 31, 2009	403,030
Granted	—
Vested	—
Forfeited or expired	—

Outstanding as of June 30, 2010	403,030

19. Warrants
As of June 30, 2010, the Company had (1) Class A Warrants to purchase up to 1,106,627 shares of common stock outstanding, (2) Class B Warrants to purchase up to 1,106,627 shares of common stock outstanding, and (3) Class C Warrants to purchase up to 1,500,000 shares of common stock outstanding. The Class A Warrants and Class B Warrants expire on September 25, 2014, and the Class C Warrants expire on September 25, 2011. The Class C Warrants are not exercisable until September 25, 2010. The Class A Warrants and Class C Warrants have an exercise price of $4.00 per share, and the Class B Warrants have an exercise price of $8.00 per share.
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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2010
19. Warrants (continued)
On July 17, 2010, by mutual agreement with the warrant holder, the Company cancelled 900,000 Class C Warrants.
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
With the divestiture of our worldwide Versatron® veterinary product line in June 2009, we are now entirely focused on developing our PACE technology to stimulate healing in:
•	wound conditions, including diabetic foot ulcers, venous ulcers, pressure sores, burns and other skin eruption conditions;

•	orthopedic/spine applications, such as speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, eliminating chronic pain in joints from trauma or arthritis, and other potential sports injury applications;

•	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and

•	cardiac procedures for removing plaque due to atherosclerosis and improving heart muscle performance.
Recent Developments
We have completed enrolling patients for our first IDE wound care clinical study focused on the healing of diabetic foot ulcers utilizing our lead product candidate, dermaPACE. The primary study goal is to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to sham control, when both are combined with the current standard of care. The standard of care includes wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot. A total of 206 patients have entered the dermaPACE study at 24 sites. The patients in the study must be followed for a total of 24 weeks. The study’s primary endpoint, wound closure, is defined as “successful” if the skin is reepithelialized without drainage or dressing requirements confirmed at two consecutive study visits. We expect to complete the patient follow-up phase of this trial in early September 2010, to report top-line results in the fourth quarter of 2010, to file our Premarket Approval Application (PMA) with the FDA no later than the first quarter of 2011, and, pending a favorable response from the FDA, to launch dermaPACE in the United States in 2011.

We launched in Europe the orthoPACE™ device intended for use in orthopedic, trauma and sports medicine indications following CE Mark approval in June 2010. The device features a new, unique applicator that is less painful for some indications and may reduce or completely eliminate anesthesia for some patients. In the orthopedic setting, the orthoPACE will initially be used to treat tendinopathies and acute and nonunion fractures, including the soft tissue surrounding the fracture to accelerate healing and prevent secondary complications and their associated treatment costs. The orthoPACE can also be used as an adjunctive treatment to fixation, fusion costs. The first shipments of the new orthoPACE device were made in July 2010, and the corresponding revenue and cost of goods sold will be recorded in the third quarter of 2010.
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
Financial Overview
Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales. At June 30, 2010, the balance of cash and cash equivalents totaled $0.3 million. Subsequent to quarter end, we issued a $0.5 million convertible promissory note on July 13, 2010.
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
Since our inception, we have incurred losses from operations each year. As of June 30, 2010, we had an accumulated deficit of $44.4 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to represent our products. In addition, given the sale of our veterinary division in 2009 and the discontinuation of the Ossatron mobile service business in 2008, we do not currently have an FDA approved product in commercialization in the United States.
We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to be generated from, any of our products, due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:
•	the scope, rate of progress and cost of our clinical trials;

•	future clinical trial results;

•	the cost and timing of regulatory approvals;

•	the establishment of successful marketing, sales and distribution;

•	the cost and timing associated with establishing reimbursement for our products;

•	the timing and results of our pre-clinical research programs;

•	the effects of competing technologies and market developments; and

•	the industry demand and patient wellness behavior as businesses and individuals suffer from the current economic recession.
Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.
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
While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, stock-based compensation and income taxes are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.
Revenue Recognition
Sales of medical devices, including related applicators and applicator kits, are recognized when shipped to the customer. Shipments under agreements with distributors are invoiced at a fixed price, are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenue on shipments to distributors in the same manner as with other customers. Fees from services performed are recognized when the service is performed.
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
Stock-based Compensation
During 2006, SANUWAVE, Inc.’s board of directors approved the adoption of the 2006 Stock Incentive Plan (the “Plan”), which was assumed by the Company following the Merger. The Plan provides that stock options, other equity interests or equity-based incentives may be granted to key personnel at an exercise price determined by the Company’s board of directors, at the time the option is granted, taking into account the fair value of the common stock on the date of grant. The maximum term of any option granted pursuant to the Plan is ten years from the date of grant.
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
Results of Operations for the Three Months ended June 30, 2010 and 2009 (Unaudited)
Revenues and Cost of Revenues
Revenues for the three months ended June 30, 2010 were $117,226, compared to $141,965 for the same period in 2009, a decrease of $24,739, or 17%. These revenues result primarily from sales of devices and applicators in Europe of our legacy Evotron™ device for orthopedic conditions and our dermaPACE™ device for advanced wound care. Revenues decreased for the three months ended June 30, 2010 compared to 2009 primarily because of declining sales of the legacy Evotron™ device due to the elimination in 2009 of our European sales and marketing staff to focus our resources in the United States.
Cost of revenues for the three months ended June 30, 2010 was $40,936, compared to $38,381 for the same period in 2009. Gross profit as a percentage of revenues was 65% for the three months ended June 30, 2010, as compared to 73% for the same period in 2009. The decrease in gross profit in 2010 was primarily due to higher freight costs in 2010 associated with the Company assembling its products in the United States for sale in Europe instead of assembling in Europe as it did in 2009.

Research and Development Expenses
Research and development expenses for the three months ended June 30, 2010 were $895,651, compared to $808,774 for the same period in 2009, an increase of $86,877, or 11%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development costs increased in 2010 as compared to the same period in 2009 due to higher costs of the ongoing clinical trial of dermaPACE™ for diabetic foot ulcers in the United States as enrollment ended during the first quarter of 2010 and new consultants were engaged to assist in the patient follow-up phase of the clinical trial.
We expect that research and development expenses will continue to increase as a result of next generation technology development, the ongoing clinical trial of dermaPACE™ for diabetic foot ulcers in the United States and other new product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2010 were $1,498,236, compared to $653,590 for the same period in 2009, an increase of $844,646, or 129%. General and administrative expenses include the non-cash compensation costs for stock compensation of $454,430 for the three months ended June 30, 2010, compared to $133,696 for the same period in 2009, due to new grants of options and restricted stock to management and directors of the Company in September 2009 and January 2010.
Excluding the non-cash compensation costs for stock compensation, general and administrative expenses were $1,043,806 for the three months ended June 30, 2010, as compared to $519,894 for the same period in 2009, an increase of $523,912 or 101%. The Company recorded bonus expense for fiscal year 2010 of $147,288 for the three months ended June 30, 2010, as compared to a bonus expense credit of $303,285 for the three months ended June 30, 2009, which resulted in an increase in bonus expense of $450,573 for the three months ended June 30, 2010, as compared to the same period in 2009. The bonus expense credit for the three months ended June 30, 2009, was due to the reversal of the 2008 bonus accrual determined, at that time, not to be payable due to the capital constraints of the Company.
We expect that general and administrative expenses will continue to increase as we expand our operations and other administrative activities related to our efforts to bring our products to commercialization.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2010 was $261,892, compared to $120,067 for the same period in 2009, an increase of $141,825, or 118%.
On October 31, 2008, the Company discontinued its Ossatron mobile service business and accordingly displayed the related assets of this business as “discontinued operations.” As of October 1, 2009, management determined that the Ossatron device fixed assets and related parts inventory should be reclassified to continuing operations and depreciation on the Ossatron device fixed assets was restarted at October 1, 2009. The depreciation expense related to these assets was $160,781 for the three months ended June 30, 2010. There was no depreciation expense recorded for these assets for the three months ended June 30, 2009.
Other Income
On June 3, 2009, we sold our veterinary division to Pulse Vet. Under terms of the asset purchase agreement, we will continue to provide production services at the direction of Pulse Vet for a fee until April 30, 2011, unless Pulse Vet elects to terminate the agreement at an earlier date. The revenue for these transitional services was $90,125 and $33,750 for the three months ended June 30, 2010 and 2009, respectively.

Interest expense, net, for the three months ended June 30, 2010 was $240,243, compared to $191,017 for the same period in 2009, an increase of $49,226, or 26%. The increase was due to interest at 15% per annum on notes payable, related parties, totaling $1,575,000 issued during the three months ended March 31, 2009, and interest at 5% to 10% per annum on promissory notes totaling $1,500,000 issued during the six months ended June 30, 2010.
Provision for Income Taxes
At June 30, 2010, we had Federal net operating loss carryforwards of approximately $32.8 million that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future Federal income tax liabilities could be subject to annual limitations. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for Federal income tax purposes.
Income from Discontinued Operations
On June 3, 2009, we sold our veterinary division for $3,500,000 in cash to Pulse Vet and recognized a gain, net of taxes, of $2,492,273. The income from discontinued operations was $258,821 for the three months ended June 30, 2009.
Net Income (Loss)
Net loss for the three months ended June 30, 2010 was $2,727,150, or $(0.22) per basic and diluted share, compared to net income of $1,073,004, or $0.10 per basic and diluted share, for the three months ended June 30, 2009. The net income for the three months ended June 30, 2009, included a gain, net of taxes, of $2,492,273 attributable to the sale of our veterinary division. The loss from continuing operations was $2,727,150, or $(0.22) per basic and diluted share, for the three months ended June 30, 2010, compared to a loss of $1,678,090, or $(0.15) per basic and diluted share, for the three months ended June 30, 2009. We anticipate that our operating losses will continue over the next few years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to represent our products.
Results of Operations for the Six Months ended June 30, 2010 and 2009 (Unaudited)
Revenues and Cost of Revenues
Revenues for the six months ended June 30, 2010 were $260,328, compared to $404,047 for the same period in 2009, a decrease of $143,719, or 36%. These revenues result primarily from sales of devices and applicators in Europe of our legacy Evotron™ device for orthopedic conditions and our dermaPACE™ device for advanced wound care. Revenues decreased for the six months ended June 30, 2010 compared to 2009 primarily because of declining sales of the legacy Evotron™ device due to the elimination in 2009 of our European sales and marketing staff to focus our resources in the United States.
Cost of revenues for the six months ended June 30, 2010 was $88,580, compared to $98,663 for the same period in 2009. Gross profit as a percentage of revenues was 66% for the six months ended June 30, 2010, as compared to 76% for the same period in 2009. The decrease in gross profit in 2010 was primarily due to higher freight cost in 2010 associated with the Company assembling its products in the United States for sale in Europe instead of assembling in Europe as it did in 2009.
Research and Development Expenses
Research and development expenses for the six months ended June 30, 2010 were $1,981,625, compared to $1,622,285 for the same period in 2009, an increase of $359,340, or 22%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development costs increased in 2010 as compared to the same period in 2009 due to higher costs of the ongoing clinical trial of dermaPACE™ for diabetic foot ulcers in the United States as enrollment ended during the first quarter of 2010 and new consultants were engaged to assist in the patient follow-up phase of the clinical trial.

General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2010 were $3,096,760, compared to $1,903,167 for the same period in 2009, an increase of $1,193,593, or 63%. General and administrative expenses include the non-cash compensation costs for stock compensation of $937,700 for the six months ended June 30, 2010, compared to $267,392 for the same period in 2009, due to new grants of options and restricted stock to management and directors of the Company in September 2009 and January 2010.
Excluding the non-cash compensation costs for stock compensation, general and administrative expenses were $2,159,060, for the six months ended June 30, 2010, as compared to $1,635,775 for the same period in 2009, an increase of $523,285 or 32%. The Company recorded bonus expense for fiscal year 2010 of $297,288 for the six months ended June 30, 2010, as compared to a bonus expense credit of $150,000 for the six months ended June 30, 2009, which resulted in an increase in bonus expense of $447,288 for the six months ended June 30, 2010, as compared to the same period in 2009. The bonus expense credit for the six months ended June 30, 2009, was due to the reversal of the 2008 bonus accrual determined, at that time, not to be payable due to the capital constraints of the Company.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2010 was $533,313, compared to $257,224 for the same period in 2009, an increase of $276,089, or 107%.
On October 31, 2008, the Company discontinued its Ossatron mobile service business and accordingly displayed the related assets of this business as “discontinued operations.” As of October 1, 2009, management determined that the Ossatron device fixed assets and related parts inventory should be reclassified to continuing operations and depreciation on the Ossatron device fixed assets was restarted at October 1, 2009. The depreciation expense related to these assets was $329,005 for the six months ended June 30, 2010. There was no depreciation expense recorded for these assets for the six months ended June 30, 2009.
Other Income
On June 3, 2009, we sold our veterinary division to Pulse Vet. Under terms of the asset purchase agreement, we will continue to provide production services at the direction of Pulse Vet for a fee until April 30, 2011, unless Pulse Vet elects to terminate the agreement at an earlier date. The revenue for these transitional services for the six months ended June 30, 2010 was $180,125, compared to $33,750 for the same period in 2009, an increase of $146,375, or 434%.
Interest expense, net, for the six months ended June 30, 2010 was $457,524, compared to $329,075 for the same period in 2009, an increase of $128,449, or 39%. The increase was due to interest at 15% per annum on notes payable, related parties, totaling $1,575,000 issued during the three months ended March 31, 2009, and interest at 5% to 10% per annum on promissory notes totaling $1,500,000 issued during the six months ended June 30, 2010.
Provision for Income Taxes
At June 30, 2010, we had Federal net operating loss carryforwards of approximately $32.8 million that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future Federal income tax liabilities could be subject to annual limitations. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for Federal income tax purposes.
Income from Discontinued Operations
On June 3, 2009, we sold our veterinary division for $3,500,000 in cash to Pulse Vet and recognized a gain, net of taxes, of $2,492,273. The income from discontinued operations was $581,306 for the six months ended June 30, 2009.

Net Income (Loss)
Net loss for the six months ended June 30, 2010 was $5,721,905, or $(0.46) per basic and diluted share, compared to net loss of $750,462, or $(0.07) per basic and diluted share, for the six months ended June 30, 2009. The net loss for the six months ended June 30, 2009, included a gain, net of taxes, of $2,492,273 attributable to the sale of our veterinary division. The loss from continuing operations was $5,721,905, or $(0.46) per basic and diluted share, for the six months ended June 30, 2010, compared to a loss of $3,824,041, or $(0.35) per basic and diluted share, for the six months ended June 30, 2009. We anticipate that our operating losses will continue over the next few years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to represent our products.
Liquidity and Capital Resources
We incurred a net loss of $5,721,905 for the six months ended June 30, 2010, and a net loss of $6,153,040 for the year ended December 31, 2009. These operating losses create an uncertainty about our ability to continue as a going concern. Management believes we will raise additional capital through public or private equity offerings, issuance of convertible promissory notes or other potential financing sources. Our condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. We are economically dependent upon future capital contributions or financing to fund ongoing operations. On June 3, 2009, we sold our veterinary division for $3,500,000 in cash to Pulse Vet. During the year ended December 31, 2009, we obtained cash infusions totaling $2,125,000 in the form of notes payable from related parties. The notes payable, at the option of the holder, can be converted into additional shares of common stock, with all or any portion of the unpaid principal, at a conversion price of $2.92 per share. In addition, for the year ended December 31, 2009, additional shares of stock were issued to stockholders for total cash proceeds of $1,819,844. For the six months ended June 30, 2010, the Company issued seven promissory notes totaling $1,500,000. In addition, subsequent to quarter end, the Company issued a convertible promissory note for $500,000 on July 13, 2010.
At June 30, 2010, we had $277,258 in cash and cash equivalents held in three financial institutions. Our excess cash reserves are invested in money market accounts.
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
For the six months ended June 30, 2010, net cash used by continuing operations for operating activities was $3,007,450, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by continuing operations for financing activities for the six months ended June 30, 2010 was $1,500,000, which consisted of the proceeds from issuance of promissory notes. Cash and cash equivalents decreased by $1,509,111 for the six months ended June 30, 2010.

For the six months ended June 30, 2009, net cash used by continuing operations for operating activities was $4,020,638, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by continuing operations for financing activities for the six months ended June 30, 2009 was $2,125,000, which consisted of the proceeds from the issuance of notes payable to related parties. Net cash provided by discontinued operations for operating activities was $1,018,505 for the six months ended June 30, 2009. Net cash provided by discontinued operations for investing activities was $3,540,948 for the six months ended June 30, 2009 due to the sale of the veterinarian division. Cash and cash equivalents increased by $2,595,442 for the six months ended June 30, 2009.
Segment Information
We have determined that we are principally engaged in one operating segment. Our product candidates are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions.
Other Comprehensive Income (Loss)
FASB ASC 220, Comprehensive Income (formerly SFAS No. 130, Reporting Comprehensive Income), establishes standards for reporting and display of comprehensive income (loss) and its components in the condensed consolidated financial statements. Our other comprehensive income (loss) as defined by ASC 220 is the total of net income (loss) and all other changes in equity resulting from non-owner sources, including unrealized gains (losses) on foreign currency translation adjustments.
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
In April 2007, we entered into a lease agreement for our production and research and development office, which consists of 5,168 square feet of space. Under the terms of the lease, we pay monthly rent of $8,075, as adjusted on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount. The initial term of the lease expired on July 31, 2010, and we have extended the lease until July 31, 2011.
We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantities of product component materials for our products through the development, clinical testing and commercialization phases. We have contractual obligations under a supply agreement with Swisstronics Contract Manufacturing AG for the manufacture of our devices.
In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, we entered into two promissory notes with HealthTronics for $2,000,000 each. The promissory notes bear interest at 6% annually. Quarterly interest through June 30, 2010 is accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest on the promissory notes totaled $1,372,743 and $1,215,253 at June 30, 2010 and December 31, 2009, respectively.
During the years ended December 31, 2009 and 2008, we issued notes payable to Prides Capital Fund I, L.P. for $3,125,000 in total and one note payable to NightWatch Capital Partners II, L.P. for $75,000. The notes payable bear interest at 15% annually. Interest is paid quarterly in arrears if elected by the holders of the notes payable. As of June 30, 2010, the holders of the notes payable had not elected to receive interest quarterly. All remaining unpaid accrued interest and principal is due September 30, 2011. At the option of the holder, all or any portion of the unpaid principal can be converted into common stock with a conversion price of $2.92 per share. Accrued interest on the notes payable totaled $756,935 and $472,728 at June 30, 2010 and December 31, 2009, respectively.

On March 1, 2010, we issued a promissory note to David N. Nemelka in the amount of $200,000. The promissory note bears interest at 5% annually. All accrued interest and principal was due June 1, 2010. The accrued interest and principal was not paid on the due date and therefore, in accordance with the terms of the promissory note, the interest rate increased to 10% effective June 1, 2010. Accrued interest on the promissory note totaled $4,198 at June 30, 2010.
On March 4, 2010, we issued a promissory note to Kevin and Margaret Richardson in the amount of $200,000. The promissory note bears interest at 5% annually. All accrued interest and principal was due June 4, 2010. The accrued interest and principal was not paid on the due date and therefore, in accordance with the terms of the promissory note, the interest rate increased to 10% effective June 4, 2010. Accrued interest on the promissory note totaled $3,973 at June 30, 2010.
On March 31, 2010, we issued a promissory note to David N. Nemelka in the amount of $300,000. The promissory note bears interest at 5% annually. All accrued interest and principal was due June 30, 2010. The accrued interest and principal was not paid on the due date and therefore, in accordance with the terms of the promissory note, the interest rate increased to 10% effective June 30, 2010. Accrued interest on the promissory note totaled $3,766 at June 30, 2010.
On March 31, 2010, we issued a promissory note to Kevin and Margaret Richardson in the amount of $300,000. The promissory note bears interest at 5% annually. All accrued interest and principal was due June 30, 2010. The accrued interest and principal was not paid on the due date and therefore, in accordance with the terms of the promissory note, the interest rate increased to 10% effective June 30, 2010. Accrued interest on the promissory notes totaled $3,766 at June 30, 2010.
On May 12, 2010, we issued a convertible promissory note to Kevin and Margaret Richardson in the amount of $300,000. The promissory note bears interest at 5% annually. All accrued interest and principal is due August 12, 2010. If the convertible promissory note is not paid or converted prior to the maturity date, the Company shall issue to the holder a warrant to purchase shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.00 per share. The number of shares issuable upon the exercise of the warrant shall be determined by dividing the sum of the principal and interest payable under the convertible promissory note by 20. Accrued interest on the convertible promissory note totaled $2,003 at June 30, 2010.
On June 4, 2010, we issued a convertible promissory note to Durk V. Irwin in the amount of $100,000. The promissory note bears interest at 5% annually. All accrued interest and principal is due September 4, 2010. If the convertible promissory note is not paid or converted prior to the maturity date, the Company shall issue to the holder a warrant to purchase shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.00 per share. The number of shares issuable upon the exercise of the warrant shall be determined by dividing the sum of the principal and interest payable under the convertible promissory note by 20. Accrued interest on the convertible promissory note totaled $361 at June 30, 2010.
On June 4, 2010, we issued a convertible promissory note to Todd R. Pedersen in the amount of $100,000. The promissory note bears interest at 5% annually. All accrued interest and principal is due September 4, 2010. If the convertible promissory note is not paid or converted prior to the maturity date, the Company shall issue to the holder a warrant to purchase shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $4.00 per share. The number of shares issuable upon the exercise of the warrant shall be determined by dividing the sum of the principal and interest payable under the convertible promissory note by 20. Accrued interest on the convertible promissory note totaled $361 at June 30, 2010.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Other than legal proceedings described below and those relating to our intellectual property, there are no material pending legal proceedings to which we are a party or of which any of our properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority. We have several material pending legal proceedings relating to our patents. For information regarding these legal proceedings, please see the section entitled “Intellectual Property — Patents” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.
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

Item 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 25, 2009, by and between Rub Music Enterprises, Inc., RME Delaware Merger Sub, Inc. and SANUWAVE, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

4.1	Convertible Promissory Note, dated May 12, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to the Form 8-K filed with the SEC on May 17, 2010).

4.2	Convertible Promissory Note, dated June 4, 2010, issued by SANUWAVE Health, Inc. to Durk V. Irwin. (Incorporated by reference to the Form 8-K filed with the SEC on June 9, 2010).

4.3	Convertible Promissory Note, dated June 4, 2010, issued by SANUWAVE Health, Inc. to Todd R. Pedersen. (Incorporated by reference to the Form 8-K filed with the SEC on June 9, 2010).

4.4	Convertible Promissory Note, dated July 13, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to the Form 8-K filed with the SEC on July 16, 2010).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 13, 2010

SANUWAVE HEALTH, INC.
By:	/s/ Christopher M. Cashman
Christopher M. Cashman
Chief Executive Officer and President