Form 10-K
period 2010-12-31
SANUWAVE Health, Inc.
filed 2011-03-28
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(770) 419-7525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $9.8 million.
As of March 15, 2011, there were issued and outstanding 16,744,817 shares of the registrant’s common stock.

SANUWAVE Health, Inc.

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements.
Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to “we,” “us” and “our” are to the consolidated business of the Company.
Restatement of Previously Issued Consolidated Financial Statements
In this Annual Report on Form 10-K, we have restated our previously reported consolidated balance sheet at December 31, 2009 and the consolidated statement of stockholders’ equity (deficit) at January 1, 2009 and related disclosures, to record the effect of the non-cash stock compensation expense which was incorrectly understated by $687,309 in the consolidated financial statements for the year ended December 31, 2008 due to an error in determining the vesting period for the stock options issued in 2008.
In April 2008, the Company granted, as adjusted for the Merger, 1,043,990 options to employees at an exercise price of $2.92 per share. Using the Black-Scholes option pricing model, the options granted in April 2008 had a weighted average fair value per share of $1.42, resulting in total compensation cost over the vesting period of the options of $1,481,207.
The Company determined during the audit for the year ended December 31, 2010 that the non-cash stock compensation expense was incorrectly recorded in the financial statements for the year ended December 31, 2008. The 2008 non-cash stock compensation expense had been calculated based on a four-year straight-line vesting schedule instead of taking into account that many of the stock options issued in 2008, in accordance with their terms, were 50% vested at the date of grant. As such, the non-cash stock compensation expense recorded in general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008 was understated by $687,309.
This is a non-cash item which resulted in an understatement at December 31, 2008 of additional paid-in capital of $687,309 and an understatement of retained deficit of $687,309. There was no impact on the net cash used by operating activities of $7,009,402 as reported in the consolidated statement of cash flows for the year ended December 31, 2008.
There was no impact on the consolidated financial statements for the year ended December 31, 2009 other than to increase the beginning of the year balance of additional paid-in capital by $687,309 and the beginning of the year balance of retained deficit by $687,309.

Item 1.	BUSINESS
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
Our lead device product for the global wound care market, dermaPACE®, has recently completed its pivotal Phase III, Investigational Device Exemption (“IDE”) trial in the United States for the treatment of diabetic foot ulcers. We received permission by the United States Food and Drug Administration (the “FDA”) through the acceptance of our shell application in August 2010 to file the pre-market approval (“PMA”) for dermaPACE in a series of three sections or “modules”. This first module included preclinical data and results of prior clinical testing and was filed in December 2010. The second module containing a quality manufacturing system review was submitted in January 2011. We expect to file the third module containing data from the recently completed pivotal Phase III clinical trial of dermaPACE to treat diabetic foot ulcers, proposed product labeling and a summary of safety and effectiveness in the second quarter of 2011. The dermaPACE has received the European Conformity Marking (“CE Mark”) allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.
We research, design, manufacture, market and service our products worldwide and believe we have already demonstrated that our PACE technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved Ossatron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our Ossatron, Evotron™, and newly introduced orthoPACE™ devices in Europe.
We are focused on developing our PACE technology to activate healing in:
•	wound conditions, including diabetic foot ulcers, venous ulcers, pressure sores, burns and other skin eruption conditions;
•	orthopedic/spine applications, such as speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, eliminating chronic pain in joints from trauma or arthritis, and other potential sports injury applications;
•	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
•	cardiac applications for removing plaque due to atherosclerosis and improving heart muscle performance.
We believe our experience from our preclinical research and the clinical use of our predecessor legacy devices in Europe and Asia, as well as our Ossatron device in the United States, demonstrates the safety, clinical utility and efficacy of our product candidates. In addition, we have preclinical programs focused on the development and better understanding of treatments specific to our target applications, as well as the development of next generation devices utilizing our PACE technology to maximize healing response and intervention.
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

Organization; Reverse Merger Transaction
The Company is a corporation organized and existing under the laws of the state of Nevada. The Company was incorporated on May 6, 2004. On September 25, 2009, the Company (formerly named Rub Music Enterprises, Inc.) and RME Delaware Merger Sub, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (the “Merger Sub”) entered into a reverse merger agreement (the “Merger Agreement”) with SANUWAVE, Inc., a Delaware corporation. Pursuant to the Merger Agreement, the Merger Sub merged with and into SANUWAVE, Inc., with SANUWAVE, Inc. as the surviving entity (the “Merger”). In connection with the Merger, the Company acquired 100% of the outstanding capital stock of SANUWAVE, Inc. and the stockholders of SANUWAVE, Inc. received 11,009,657 shares of the Company’s common stock, Class A warrants to purchase 1,106,627 shares of the Company’s common stock at $4.00 per share, and Class B warrants to purchase an additional 1,106,627 shares of the Company’s common stock at $8.00 per share. In addition, in connection with the Merger, certain stockholders of the Company agreed to cancel all of their shares of common stock of the Company, except for 1,500,000 shares of common stock, for an aggregate price of $180,000 (the “Share Repurchase”). At the time of the Merger, the Company had 1,500,000 Class C warrants outstanding to purchase the Company’s common stock at $4.00 per share.
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
Pulsed Acoustic Cellular Expression (“PACE”) Technology
Our PACE product candidates, including our lead product candidate, dermaPACE, utilize high energy, acoustic pressure waves in the shockwave spectrum to enhance new blood vessel formation, and soft tissue and bone regeneration. PACE pressure waves combine compressive and tensile stresses on cells and structures to promote an inflammatory response in musculoskeletal and soft tissue, resulting in microcirculatory improvement, including the production of angiogenic growth factors, enhanced new blood vessel formation (angiogenesis) and subsequent regeneration of tissue. PACE waves are different from other forms of acoustic energy, such as ultrasound, in that the wave front, in which the compressive forces exist, is a region of sudden and forceful change in stress, density and temperature, which positively regulates the inflammatory response and reinitiates the cellular proliferation phases, allowing the body’s own healing response to reinitiate or be enhanced. We believe that our PACE technology is well suited for various applications due to its activation of a broad spectrum of cellular events critical for the initiation and progression of healing.
High energy, acoustic pressure waves in the shockwave spectrum are the primary component of our previously developed product, Ossatron, which was approved and marketed in the United States for use in chronic tendonitis of the foot in 2000 and the elbow in 2003. Additionally, acoustic shockwaves have been used safely at much higher energy and pulse levels in the lithotripsy procedure (breaking up kidney stones) by urologists for over 20 years and has reached standard of care status.
dermaPACE — Our lead product candidate
We have completed our multi-site, randomized, double-blind, sham controlled FDA IDE wound care clinical study focused on the healing of diabetic foot ulcers utilizing our lead product candidate, dermaPACE, and released top-line data. The primary study goal is to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to sham control, when both are combined with the current standard of care. The standard of care includes wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot for ulcers located on the plantar surface of the foot. A total of 206 patients were enrolled and randomized in the dermaPACE study at 24 sites. The patients in the study were followed for a total of 24 weeks. The study’s primary endpoint of wound closure was defined as 100% skin re-epithelialization without drainage or dressing requirements confirmed at two consecutive visits, 2-4 weeks apart. Secondary clinical trial endpoints included time to closure, reduction in total wound surface area and volume, rate of improvement, long-term safety, and skin appearance and pain assessments.

Unlike many other chronic wound trials conducted in the diabetic patient population, there were two important, rigorous elements incorporated in the dermaPACE study design: double-blind (patient and principal investigator) randomization, and elimination of the option to close the target ulcer surgically or by other primary means. Maintaining the double-blind in this device trial restricted the knowledge of the treatment assignment so not to influence how a patient was treated or maintained on study and evaluated. This eliminated unintended human bias and qualifies this research as level 1 evidence, allowing the results to be accepted at face value. By not allowing the clinical investigators to surgically close the target ulcer in this clinical trial, the results provide a clear and unbiased view of the granulation and epithelialization process attributable to dermaPACE alone.
Patients treated with dermaPACE showed a strong positive trend in the primary endpoint of 100% wound closure. Treatment with dermaPACE increased the proportion of diabetic foot ulcers that closed within 12 weeks by 36%, although this result was not statistically significant. Based on the pure, controlled design of the study, which blinded both investigators and patients and restricted investigators from closing wounds surgically, we analyzed a clinically relevant ≥ 90% wound closure endpoint that demonstrated statistical significance (p=0.0161) in favor of dermaPACE (51/107, 48%) compared to patients randomized to receive Sham control (31/99, 31%). The median wound closure exceeded 99% for the dermaPACE treated patients who achieved at least 90% wound closure, and these patients had only a 4.5% recurrence rate at 24 weeks.
Importantly, there were no device-related adverse events associated with the dermaPACE procedures reported during the course of the clinical trial, and no issues regarding the tolerability of the treatment. This suggests that a second course of treatment, if needed, is a clinically viable option.
Based on the results of the clinical trial, the dermaPACE was shown to:
•	significantly accelerate the rate of diabetic foot ulcer closure;
•	cause highly significant reductions in ulcer size;
•	have an extremely low rate of ulcer recurrence; and
•	not be associated with any device-related adverse events.
We have filed the first two modules of the three of our PMA. We expect to file our final module with the FDA in the second quarter of 2011 and, pending a favorable response from the FDA, to launch dermaPACE in the United States in early 2012.
Prior to receiving FDA approval, we intend to begin the process of initiating private industry payor meetings in the United States to introduce the economics and positive efficacy results of dermaPACE. These discussions will focus on building knowledge of dermaPACE and educating to the positive value proposition compared to existing alternatives. We will also begin the process of obtaining a new Category III Current Procedural Terminology (“CPT”) code for dermaPACE for Medicare tracking purposes, which is a requisite first step in obtaining medical reimbursement for dermaPACE. We believe that, in addition to improving the quality of life of the patients treated, dermaPACE will provide cost benefits to payors, employers and society as a whole through improved healing, shortened healing times, and fewer and less burdensome required procedures.
In addition, our dermaPACE device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. We are actively marketing dermaPACE to the European Community utilizing distributors in select countries.
Growth Opportunity in Wound Care Treatment
We are focused on the development of products that treat unmet medical needs in large market opportunities. Currently, there are limited biological or mechanical therapies to activate the healing and regeneration of tissue, bone and vascular structures. As baby boomers age, the incidence of their targeted diseases and musculoskeletal injuries and ailments will be far more prevalent. We believe that our PACE technology is well positioned to address many of these issues. We believe that our PACE technology, in promoting tissue regeneration, can be effective in a broad array of applications and address unmet medical needs in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions.

Our primary interest is developing our lead product candidate, dermaPACE, for the global wound care market, with the first focus in the United States on diabetic foot ulcers. Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions. According to the American Diabetes Association, about 25.8 million people (8.3% of the total United States population) have diabetes, and nearly two million new cases are diagnosed in people aged 20 years or older each year. If current trends continue, 1 in 3 Americans will develop diabetes at some point in their lifetime, and those with diabetes will lose, on average, 10-15 years of life expectancy. Importantly, up to 25% of people with diabetes will develop a diabetic foot ulcer, resulting in 3 million diabetic foot ulcers annually in the United States alone. More than half of all foot ulcers will become infected, thus requiring hospitalization, and 1 in 5 will require an amputation that carries a high risk of mortality. Diabetes puts tremendous economic pressure on the United States healthcare system. In January 2011, the Centers for Disease Control and Prevention (the “CDC”) reported the total costs (direct and indirect) of diabetes in the United States is $174 billion annually, and people with diagnosed diabetes have medical expenditures that are over two times higher than medical expenditures for people without diabetes. Hospitalization costs alone are $16,000 to $20,000 for a patient with a diabetic foot ulcer, and direct and indirect costs of an amputation range from $20,000 to $60,000 per patient. Advanced, cost-effective treatment modalities for diabetes and its comorbidities, including diabetic foot ulcers, are in great need, yet in short supply, globally. According to the American Diabetes Association, by the year 2025 the prevalence of diabetes is expected to rise by 72% to 324 million people worldwide.
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
We believe we are developing a safe and advanced technology in the wound healing and tissue regeneration market with PACE. dermaPACE is non-invasive and does not require anesthesia, making it a cost-effective, time-efficient and painless approach to wound care. Physicians and nurses look for therapies that can accelerate the healing process and overcome the obstacles of patients’ compromised conditions, and prefer therapies that are easy to administer. In addition, since many of these patients are not confined to bed, healthcare providers want therapies that are minimally disruptive to the patient’s or the caregiver’s daily routines. dermaPACE’s non-invasive treatment is designed to elicit the body’s own healing response. dermaPACE’s simple protocol of four treatments over a two week period, followed by simple standard of care dressing changes, are designed to allow for limited disruption to the patients’ normal lives and have no effect on mobility while their wounds heal.
Our clinical experiences have demonstrated the ability of dermaPACE to promote wound healing, improve healing time and help prevent chronic conditions, such as diabetic foot ulcers, from leading to amputation. Our dermaPACE device has been used safely in Europe and Asia for various types of acute and chronic wounds.
Developing Product Opportunities — Orthopedic and Spine
We launched the orthoPACE device in Europe which is intended for use in orthopedic, trauma and sports medicine indications following CE Mark approval in June 2010. The device features a new, unique applicator that is less painful for some indications and may reduce or completely eliminate anesthesia for some patients. In the orthopedic setting, the orthoPACE will initially be used to treat tendinopathies and acute and nonunion fractures, including the soft tissue surrounding the fracture to accelerate healing and prevent secondary complications and their associated treatment costs. The first shipments to Europe of the new orthoPACE device were made in the third quarter of 2010.
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
We have had a long history in the sports medicine field that generally refers to the non-surgical and surgical management of cartilage, ligament and tendon injuries through our legacy device, Ossatron. Common examples of these injuries include extremity joint pain, torn rotator cuffs (shoulder), tennis elbow, Achilles’ tendon tears and torn meniscus cartilage in the knee. Injuries to these structures are very difficult to treat because the body has a limited natural ability to regenerate these tissues. Cartilage, ligament and tendons seldom return to a pre-injury state of function. Due to a lack of therapies that can activate healing and regenerate these tissues, many of these injuries will result in a degree of permanent impairment and chronic pain. Prior investigations and new pre-clinical work indicate that PACE can activate various cell types and be an important adjunct to the management of sports medicine injuries.
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
Market Trends
We are focused on the development of products that have the potential to address substantial unmet clinical needs across broad market indications. We believe there are limited therapeutic treatments that directly and reproducibly activate healing processes in the areas in which we are focusing, particularly for wound care and repair of certain types of musculoskeletal conditions.
According to AdvaMed, Centers for Medicare & Medicaid Services and our internal projections for dermaPACE, the United States advanced wound healing market for the dermaPACE is estimated at $5 billion, which includes diabetic foot ulcers, pressure sores, burns and traumatic wounds, and chronic mixed leg ulcers. We also believe there are significant opportunities in the worldwide orthopedic and spine markets, driven by aging baby boomers, the desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.
With the success of negative pressure wound therapy devices in the wound care market over the last ten years and the recognition of the global epidemic associated with wounds, as well as deteriorating musculoskeletal conditions attributed to various disease states such as obesity, diabetes and ischemia due to vascular and heart disease, as well as sports injuries, we believe that Medicare and private insurers have become aware of the costs and expenditures associated with the adjunctive therapies being utilized for wound healing and orthopedic/spine conditions with limited efficacies in full skin closure, or bone and tissue regeneration. We believe the wound healing and orthopedic markets are undergoing a transition, and are interested in biological response activating devices that are applied non-invasively and seek to activate the body’s own capabilities for regeneration of tissue at injury sites in a cost-effective manner.

Strategy
Our objective is to be a leader in the development and commercialization of novel, biological response activating devices to treat tissue, musculoskeletal and vascular structure conditions. Our main vehicle for growth is the development and commercialization of our PACE technology. Our immediate goal involves leveraging the knowledge we gained from our existing human heel and elbow indications to enter the advanced wound care market with innovative treatments.
The key elements of our strategy include the following:
•	Develop and commercialize non-invasive biological response activating devices in the regenerative medicine area that are superior to current medical devices for the treatment of tissue, musculoskeletal and vascular structures.
We intend to use our proprietary technologies and know-how in the use of high energy, acoustic pressure waves in the shockwave spectrum to address unmet medical needs in wound care, orthopedic/spine, plastic/cosmetic and cardiac indications.
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
In the United States, we plan to build a sales force utilizing direct representatives managed by an in-house sales management team and supported by employee product specialists. As a result of our prior product approvals, we have spent significant resources on training and educating specialists in the use of our technology. We believe that this approach will allow us to have an immediate impact in the market by leveraging existing physician relationships. Outside the United States, we intend to utilize our distributor relationships for product introduction and adoption in local markets.
•	Support the clinical affairs activities for payment and reimbursement for our globally approved products and product candidates.
The efficacy, safety, performance and cost-effectiveness of our product and product candidates, and of any competing products, will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in many countries, we may be required to produce clinical data, which may involve more clinical trials, that compares the cost-effectiveness of our approved products to other available therapies.

Scientific Advisors
We have established a network of advisors that brings expertise in wound healing, orthopedics, cosmetics, clinical and scientific research, and FDA experience. We consult our scientific advisors on an as-needed basis on clinical and pre-clinical study design, product and product candidate development, clinical indications, and all applications of tissue engineering, focusing on indications and market needs.
We pay consulting fees to members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses. The amounts vary depending on the nature of the services. We paid our advisors aggregate consulting fees and reimbursements of $90,126 and $74,100 for the years ended December 31, 2010 and 2009, respectively.
Sales, Marketing and Distribution
We intend to establish a direct sales force in the wound care market that will market our products in the United States. The direct sales forces will be managed by our in-house sales management team and supported by product specialists employed by us who will train the sales force and provide product education for our physician and care giver customers. We expect to have a 50-person sales force in the United States by the end of 2013 that will represent our initial dermaPACE commercial efforts after receiving FDA approval to market the device in the United States.
Outside the United States, we intend to employ distributors to represent our products in our respective international markets. These distributors will be selected based on their existing business relationships and the ability of their sales force and distribution capabilities to effectively penetrate the market with our PACE product line. In addition, we will rely on these distributors to manage physical distribution, customer service and billing services for our international customers.
Manufacturing
We have developed a network of suppliers, manufacturers and contract service providers to provide sufficient quantities of our products and product candidates through the development and clinical testing phases.
We have a manufacturing supply agreement with Swisstronics Contract Manufacturing AG in Switzerland, a division of Cicor Technologies Ltd., covering the generator box component of our products and product candidates. Our generator boxes are manufactured in accordance with applicable quality standards (EN ISO 13485) and applicable industry and regulatory standards. We produce the applicators and applicator kits for our products. In addition, we program and load software and perform the final product testing and certifications internally for all of our devices.
Our two facilities in Alpharetta, Georgia consist of approximately 20,000 square feet in total, and provide office, research and development, quality control, production and warehouse space. They are FDA registered facilities and are ISO 13485 certified.
Intellectual Property
Our success depends in part on our ability to obtain and maintain proprietary protection for our products, product candidates, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing upon our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and selected foreign patent applications and United States and selected foreign trademark applications related to our proprietary technology, inventions, products and improvements that are important to the development of our business. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products are made available. The protection of our intellectual property may require the expenditure of significant financial and managerial resources.

Patents
We consider the protection afforded by patents important to our business. We intend to seek and maintain patent protection in the United States and select foreign countries where deemed appropriate for products that we develop. There are no assurances that any patents will result from our patent applications, or that any patents that may be issued will protect our intellectual property, or that any issued patents or pending applications will not be successfully challenged, including as to ownership and/or validity, by third parties. In addition, if we do not avoid infringement of the intellectual property rights of others, we may have to seek a license to sell our products, defend an infringement action or challenge the validity of intellectual property in court. Any current or future challenges to our patent rights, or challenges by us to the patent rights of others, could be expensive and time consuming.
We derive our patent rights, including as to both issued patents and “patent pending” applications, from three sources: (1) assignee of patent rights in technology we developed; (2) assignee of patent rights purchased from HealthTronics, Inc. (“HealthTronics”); and (3) as licensee of certain patent rights assigned to HealthTronics. In August 2005, we purchased a majority of our current patents and patent applications from HealthTronics, to whom we granted back perpetual and royalty-free field-of-use license rights in the purchased patent portfolio. We believe that our owned and licensed patent rights provide a competitive advantage with respect to others that might seek to utilize certain of our apparatuses and methods incorporating extracorporeal shockwave technologies that we have patented; however, we do not hold patent rights that cover all of our products, product components, or methods that utilize our products. We also have not conducted a competitive analysis or valuation with respect to our issued and pending patent portfolio in relation to our current products and/or competitor products.
We are the assignee of fourteen issued United States patents and ten issued foreign patents. Our current issued United States and foreign patents include patent claims directed to particular electrode configurations, piezoelectric fiber shockwave devices, chemical components for shockwave generation and detachable therapy heads with data storage. Our United States patents also include patent claims directed to methods of using acoustic shockwaves, including shockwave devices such as our products, to treat ischemic conditions, spinal cord scar tissue and spinal injuries, body tissues under positive pressure, bone surface gaps, and, within particular treatment parameters, diabetic foot ulcers and pressure sores. While such patented method claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our method patents as compared to device and non-medical method patents.
We also currently maintain twelve United States non-provisional applications and twelve foreign patent applications. Our patent-pending rights include inventions directed to certain shockwave devices and systems, ancillary products and components for shockwave treatment devices, and various methods of using acoustic pressure waves. Such patent-pending methods include, for example, using acoustic pressure waves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels and circulatory disorders, lymphatic disorders, cardiac tissue, fat and cellulite, cancer, blood and fluids for sterilization, and to destroy pathogens. All of our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.
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

As part of the sale of the veterinary business in June 2009, we have also granted certain exclusive and non-exclusive patent license rights to Pulse Veterinary Technologies, LLC under most of our patent portfolio to utilize shockwave technologies in the field of non-human mammals.
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
A Switzerland based company, SwiTech Medical AG (“SwiTech”), filed an ex parte reexamination request on July 15, 2010, against our United States Pat. No. 6,080,119. The United States Patent & Trademark Office (the “USPTO”) granted the request with a non-final examiner’s office action rejecting the issued patent claims as anticipated and obvious over newly cited art. The Company filed a response to the examiner’s office action on January 12, 2011, arguing the office action is unsupported and requesting confirmation of the patent claims. On February 4, 2011, a subsequent non-final examiner’s office action deemed the prior rejections overcome, but raising new obvious rejections over the cited art. On March 15, 2011, the Company reached agreement during a reexamination interview with the USPTO for confirmation of amended patent claims to be submitted by April 4, 2011. At this time, it is not possible to estimate the risk or range of possible loss.
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
Trademarks
Since other products on the market compete with our products, we believe that our product brand names are an important factor in establishing product recognition. We have trademark registrations for SANUWAVE® in the United States, European Community, Canada, Japan, Switzerland, Taiwan and under the Madrid Protocol and dermaPACE® in the United States. We have filed pending trademark applications for dermaPACE® in Canada and received registrations in the European Community, Japan, South Korea, Switzerland, Taiwan and under the Madrid Protocol (including the United States). We have filed pending trademark applications for angioPACE™ in the United States and received registrations in Australia, Canada, the European Community and Switzerland. We have received trademark registrations for PACE™ and Pulsed Acoustic Cellular Expression™ in the European Community, China, Hong Kong, Singapore, Switzerland, Taiwan and have pending applications in Canada and the United States. We have filed pending applications for orthoPACE™, DAP Diffused Acoustic Pressure™, and Profile™ in the United States. We also maintain trademark registrations for the marks Ossatron® (United States and Germany), evoPACE® (Australia, the European Community and Switzerland), Evotron® (United States, Germany and Switzerland), Evotrode® (Germany and Switzerland), Healing Today. Curing Tomorrow. ® (United States), HMT® (Switzerland), orthoPACE® (the European Community), Orthotripsy® (United States), Reflectron® (Germany and Switzerland), Reflectrode® (Germany and Switzerland), CSWT® (Switzerland), OSWT® (Switzerland) and TSWT® (Switzerland).
Potential Intellectual Property Issues
Although we believe that the patents and patent applications, including those that we license, provide a competitive advantage, the patent positions of biotechnology and medical device companies are highly complex and uncertain. The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Our success will depend in part on us not infringing on patents issued to others, including our competitors and potential competitors, as well as our ability to enforce our patent rights. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

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
Competition
We believe the advanced wound care market is dramatically underserved. Current technologies developed by Kinetic Concepts, Inc. (“KCI”), Advanced BioHealing, Inc., Organogenesis, Inc., Smith & Nephew plc, Integra LifeSciences Holdings Corporation and Systagenix Wound Management (US), Inc. manage wounds, but, in our opinion, do not impact the biologic factors to promote healing like our PACE technology. The leading medical device serving this market is the Vacuum Assisted Closure (“V.A.C.”) System marketed by KCI. The V.A.C. is a negative pressure wound therapy (“NPWT”) device that applies suction to debride and better manage wounds. KCI successfully launched the V.A.C. in the United States to address the void in advanced wound care, received a Medicare Part B reimbursement code in 2000, gained inclusion in the diabetic foot ulcer guidelines from the Tucson Expert Consensus Conference in 2004 and recorded worldwide revenue of $1.4 billion from the V.A.C. in 2010.
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
Each of our product candidates require FDA authorization prior to marketing, by means of either a 510(k) clearance or a PMA approval. We are currently proceeding along the path that dermaPACE is a Class III device requiring a PMA approval. To date, we have corresponded with the FDA pertaining to possible reclassification of PACE technology for certain indications within the Class II designation. The FDA continues to maintain that PACE should remain a Class III technology. Reclassification of the technology is possible but the path through the FDA for such reclassification will be lengthy and involved. In the meantime, we may leverage existing PMA approval for Ossatron in order to obtain the same indication (treatment of plantar fasciitis) for orthoPACE as a line extension for the technology. This route may not require clinical trials and will be time effective. We may be able to leverage the expected approval for dermaPACE in much the same manner for other indications utilizing existing clinical experience.
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
The FDA has just released new guidelines for approval of a Class II device via the 510(k) process. In the past, the FDA has been criticized for their lack of predictability, reliability, and efficiency of the 510(k) process. Under these new, developing guidelines, the FDA will implement internal programs to address these concerns. The new paradigm is intended to clarify requirements for manufacturers and to streamline the approval process. These changes may also require device manufacturers to provide more clinical data to prove their claims. While we do not anticipate device regulatory pathways via the 510(k) route with our current technology, we must remain cognizant of these regulatory changes for future device pathways via this route.
Obtaining medical device clearance, approval, or licensing in the United States or abroad can be an expensive process. The fees for submitting an original PMA to the FDA for consideration of device approval are substantial. Fees for supplement PMA’s are less costly but still can be substantial. International fee structures vary from minimal to substantial, depending on the country. In addition, we are subject to annual establishment registration fees in the United States and abroad. Device licenses require periodic renewal with associated fees as well. In the United States, there is an annual requirement for submitting device reports for Class III/PMA devices, along with an associated fee. Currently, we are registered as a Small Business Manufacturer with the FDA and as such this places us in a reduced fee structure. As future revenues exceed a certain annual threshold limit, we may not qualify for the Small Business Manufacturer reduced fee structure and will be required to pay full fee amounts.
Clinical Trials of Medical Devices
One or more clinical trials are almost always required to support a PMA application and are sometimes required to support a 510(k) submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an IDE application to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board (the “IRB”) has approved the study.
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

Post-Approval Regulation of Medical Devices
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•	the FDA Quality Systems Regulation (“QSR”), which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;
•	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and
•	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product.
We continue to be subject to inspection by the FDA to determine our compliance with regulatory requirements, as do our suppliers, contract manufacturers, and contract testing laboratories.
International sales of medical devices manufactured in the United States that are not approved or cleared by the FDA are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Exported devices may also fall under the jurisdiction of the United States Department of Commerce/Bureau of Industry and Security and compliance with export regulations may be required for certain countries.
Manufacturing cGMP Requirements
If and when we manufacture medical devices, we will be required to comply with applicable FDA manufacturing requirements contained in the FDA’s current good manufacturing practices (the “cGMP”) set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-PMA approval inspection before we can use them. We and some of our third party service providers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.
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
The primary regulatory body in Canada is Health Canada. In addition to needing appropriate data to obtain market licensing in Canada, we must have an ISO 13485:2003 certification, as well as meet additional requirements of Canadian laws. We currently have this certification and will need to maintain it in order to have the potential to gain approval of a product candidate in Canada. We obtained a device license for dermaPACE from Health Canada in 2010 for the indication of “devices for application of shock waves (pulsed acoustic waves) on acute and chronic defects of the skin and subcutaneous soft tissue”.

The primary regulatory environment in Europe is the European Union, which consists of 25 member states and 42 competent authorities encompassing most of the major countries in Europe. In the European Union, the European Medicines Agency (“EMA”) and the European Union Commission have determined that dermaPACE, orthoPACE, Ossatron and Evotron will be regulated as medical device products. These devices have been determined to be Class IIb devices. These devices are CE Marked and as such can be marketed and distributed within the European Economic Area.
The primary regulatory bodies and paths in Asia and Australia are determined by the requisite country authority. In most cases, establishment registration and device licensing are applied for at the applicable Ministry of Health through a local intermediary. The requirements placed on the manufacturer are typically the same as those contained in ISO 9001 or ISO 13485.
European Good Manufacturing Practices
In the European Union, the manufacture of medical devices is subject to good manufacturing practice (“GMP”), as set forth in the relevant laws and guidelines of the European Union and its member states. Compliance with GMP is generally assessed by the competent regulatory authorities. Typically, quality system evaluation is performed by a Notified Body, which also recommends to the relevant competent authority for the European Community CE Marking of a device. The Competent Authority may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each device manufacturing facility must be audited on a periodic basis by the Notified Body. Further inspections may occur over the life of the product.
United States Anti-Kickback and False Claims Laws
In the United States, there are Federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in Federal healthcare programs. These laws are potentially applicable to manufacturers of products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other potential purchasers of such products. Other provisions of state and Federal law provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, certain states have implemented regulations requiring medical device and pharmaceutical companies to report all gifts and payments over $50 to medical practitioners. This does not apply to instances involving clinical trials. Although we intend to structure our future business relationships with clinical investigators and purchasers of our products to comply with these and other applicable laws, it is possible that some of our business practices in the future could be subject to scrutiny and challenge by Federal or state enforcement officials under these laws.
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
One of the components in the reimbursement decision by most private insurers and governmental payers, including the Centers for Medicare & Medicaid Services, which administers Medicare, is the assignment of a billing code. Billing codes are used to identify the procedures performed when providers submit claims to third party payers for reimbursement for medical services. They also generally form the basis for payment amounts. New billing codes for our wound care indications of our product candidates will be sought as part of our efforts to commercialize such products.
The initial phase of establishing a billing code for a medical service typically includes applying for a Category III Current Procedural Terminology (“CPT”) code. This is a tracking code without relative value assigned that allows third party payers to identify and monitor the service as well as establish value if deemed medically necessary. The process includes CPT application submission, clinical discussion with Medical Professional Society CPT advisors as well as American Medical Association (“AMA”) CPT Editorial Panel review. A new Category III CPT code will be assigned if the AMA CPT Editorial Panel committee deems it meets criteria and is appropriate. The secondary phase in the CPT billing code process includes the establishment of a Category I CPT code in which relative value is analyzed and established by the AMA. The approval of this code, among other criteria, is based on widespread usage and established clinical efficacy of the medical service.
We believe that the overall escalating costs of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. In addition, recent healthcare reform measures, as well as legislative and regulatory initiatives at the Federal and state levels, create significant additional uncertainties. There can be no assurance that third-party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or reimbursement policies of third party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third party payer coverage or reimbursement would have a material adverse effect on our business, operating results and financial condition
Environmental and Occupational Safety and Health Regulations
Our operations are subject to extensive Federal, state, provincial and municipal environmental statutes, regulations and policies, including those promulgated by the Occupational Safety and Health Administration, the United States Environmental Protection Agency, Environment Canada, Alberta Environment, the Department of Health Services, and the Air Quality Management District, that govern activities and operations that may have adverse environmental effects such as discharges into air and water, as well as handling and disposal practices for solid and hazardous wastes. Some of these statutes and regulations impose strict liability for the costs of cleaning up, and for damages resulting from, sites of spills, disposals, or other releases of contaminants, hazardous substances and other materials and for the investigation and remediation of environmental contamination at properties leased or operated by us and at off-site locations where we have arranged for the disposal of hazardous substances. In addition, we may be subject to claims and lawsuits brought by private parties seeking damages and other remedies with respect to similar matters. We have not to date needed to make material expenditures to comply with current environmental statutes, regulations and policies. However, we cannot predict the impact and costs those future statutes, regulations and policies will have on our business.
Milestone and Royalty Payments
Under an agreement with Sci-Do AG, an Austrian company from which we purchased certain patents, we are required to make various milestone and royalty payments based on the occurrence of certain events. Pursuant to the terms of the agreement, we are required to make a royalty payment of $100,000 upon FDA approval of our product for wound care. In addition, we are required to make royalty payments, based on a percentage of operating profit, for sales of FDA-approved wound care products in excess of $500,000 of earnings before interest and taxes. There were no payments under the agreement for the year ended December 31, 2010. During the year ended December 31, 2009, we paid $50,000 under the agreement.

Employees
As of December 31, 2010, we had a total of 28 employees in the United States. Of these 28 full-time employees, 12 were engaged in research and development, including clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Item 1A.	RISK FACTORS
Risks Related to Our Business
We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.
We have invested and continue to invest a significant portion of our time and resources in developing and testing our PACE product candidates, with current emphasis on dermaPACE. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses for at least the next several years as we continue to incur expenses for seeking FDA approval for our dermaPACE device and then commercialization in the United States after FDA approval. As of December 31, 2010, we had an accumulated deficit of $54.3 million. We continue to focus our expertise and future development efforts on the development of our PACE technology in wound care, orthopedic/spine, plastic/cosmetic and cardiac applications. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.
Current economic conditions could adversely affect our operations.
According to the National Bureau of Economic Research, the United States economy was in a recession from December 2007 through June 2009. This economic downturn was the longest recession since World War II. The related instability of markets have impacted us in the short term by making it difficult to raise the necessary capital to fund our research and development programs, as well as the infrastructure needed to plan for follow-on programs, upcoming regulatory submissions, product approvals, market launches and insurance reimbursement interactions. In addition, any change in the economy as a result of this long recession may impact the demand for medical procedures that we are targeting with our product candidates, or may impact the pricing of our products. Since our anticipated United States product launch for our lead product device, dermaPACE, remains up to a year away, the impact of the recession on commercial markets for that product remains uncertain.
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
Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products. We face competition from established medical device, pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies, and private and public research institutions in the United States and abroad. Many of our principal competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with, or mergers with, or acquisitions by large and established companies, or through the development of novel products and technologies.
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
As a small company with 28 employees, our success depends on the continuing contributions of our management team and scientific personnel, and on maintaining relationships with the network of medical and academic centers that conduct our clinical trials. We depend on the services of our key scientific employees and principal members of our management team. Our success depends in large part on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical, biotechnology and medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.
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
Regulatory Risks
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

Both before and after approval or clearance of our product candidates, we, our product candidates, our suppliers, our contract manufacturers and our contract testing laboratories are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions:
•	warning letters;
•	fines and other monetary penalties;
•	unanticipated expenditures;
•	delays in FDA approval and clearance, or FDA refusal to approve or clear a product candidate;
•	product recall or seizure;
•	interruption of manufacturing or clinical trials;
•	operating restrictions;
•	injunctions; and
•	criminal prosecutions.
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
From time to time, legislation is drafted and introduced in the United States Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.
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
We conduct research and development and manufacturing operations in our facilities. Our research and development process may, at times, involve the controlled use of hazardous materials and chemicals. We will conduct experiments that are common in the medical device industry, in which we may use small quantities of chemicals, including those that are corrosive, toxic and flammable. The risk of accidental injury or contamination from these materials cannot be eliminated. We do not maintain a separate insurance policy for these types of risks. In the event of an accident or environmental discharge or contamination, we may be held liable for any resulting damages, and any liability could exceed our resources. We are subject to Federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.
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

The degree of intellectual property protection for our technology is uncertain, and only limited intellectual property protection may be available for our product candidates, which may prevent us from gaining or keeping any competitive advantage against our competitors. Although we believe the patents that we own or license, and the patent applications that we own or license, generally provide us a competitive advantage, the patent positions of biotechnology, biopharmaceutical and medical device companies are generally highly uncertain, involve complex legal and factual questions and have been the subject of much litigation. Neither the United States Patent & Trademark Office nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Further, a court or other government agency could interpret our patents in a way such that the patents do not adequately cover our current or future product candidates. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
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

Accordingly, we may fail to secure meaningful patent protection relating to any of our existing or future product candidates or discoveries despite the expenditure of considerable resources. Further, there may be widespread patent infringement in countries in which we may seek patent protection, including countries in Europe and Asia, which may instigate expensive and time consuming litigation which could adversely affect the scope of our patent protection. In addition, others may attempt to commercialize products similar to our product candidates in countries where we do not have adequate patent protection. Failure to obtain adequate patent protection for our product candidates, or the failure by particular countries to enforce patent laws or allow prosecution for alleged patent infringement, may impair our ability to be competitive. The availability of infringing products in markets where we have patent protection, or the availability of competing products in markets where we do not have adequate patent protection, could erode the market for our product candidates, negatively impact the prices we can charge for our product candidates, and harm our reputation if infringing or competing products are manufactured to inferior standards.
Patent applications owned by or licensed to us may not result in issued patents, and our competitors may commercialize the discoveries we attempt to patent.
The patent applications that we own and that have been licensed to us, and any future patent applications that we may own or that may be licensed to us, may not result in the issuance of any patents. The standards that the United States Patent & Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, we cannot be certain as to the type and scope of patent claims to which we may in the future be entitled under our license agreements or that may be issued to us in the future. These applications may not be sufficient to meet the statutory requirements for patentability and, therefore, may not result in enforceable patents covering the product candidates we want to commercialize. Further, patent applications in the United States that are not filed in other countries may not be published or generally are not published until at least 18 months after they are first filed, and patent applications in certain foreign countries generally are not published until many months after they are filed. Scientific and patent publication often occurs long after the date of the scientific developments disclosed in those publications. As a result, we cannot be certain that we will be the first creator of inventions covered by our patents or applications, or the first to file such patent applications. As a result, our issued patents and our patent applications could become subject to challenge by third parties that created such inventions or filed patent applications before us or our licensors, resulting in, among other things, interference proceedings in the United States Patent & Trademark Office to determine priority of discovery or invention. Interference proceedings, if resolved adversely to us, could result in the loss of or significant limitations on patent protection for our products or technologies. Even in the absence of interference proceedings, patent applications now pending or in the future filed by third parties may prevail over the patent applications that have been or may be owned by or licensed to us or that we may file in the future, or may result in patents that issue alongside patents issued to us or our licensors or that may be issued or licensed to us in the future, leading to uncertainty over the scope of the patents owned by or licensed to us or that may in the future be owned by us or our freedom to practice the claimed inventions.
Our patents may not be valid or enforceable, and may be challenged by third parties.
We cannot assure you that the patents that have been issued or licensed to us would be held valid by a court or administrative body or that we would be able to successfully enforce our patents against infringers, including our competitors. The issuance of a patent is not conclusive as to its validity or enforceability, and the validity and enforceability of a patent is susceptible to challenge on numerous legal grounds, including the possibility of reexamination proceedings brought by third parties in the United States Patent & Trademark Office against issued patents and similar validity challenges under foreign patent laws. Challenges raised in patent infringement litigation brought by or against us may result in determinations that patents that have been issued or licensed to us or any patents that may be issued to us or our licensors in the future are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in these patents without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property and our competitive advantage. Even if our patents are held to be enforceable, others may be able to design around our patents or develop products similar to our products that are not within the scope of any of our patents.
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
The biotechnology, biopharmaceutical and medical device industries are characterized by a large number of patents and patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed patent applications or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Third parties may claim that our products or related technologies infringe their patents. Further, we, our licensees or our licensors, may need to participate in interference, opposition, protest, reexamination or other potentially adverse proceedings in the United States Patent & Trademark Office or in similar agencies of foreign governments with regards to our patents, patent applications, and intellectual property rights. In addition, we, our licensees or our licensors may need to initiate suits to protect our intellectual property rights.
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
In the past, we have relied on Prides Capital Partners, LLC (“Prides Capital”) and NightWatch Capital LLC (“NightWatch Capital”) for the ongoing financial support necessary to operate our business. Neither Prides Capital nor NightWatch Capital currently provides us with financing or financial support, nor do they currently intend to provide us with any additional financing or financial support in the future. To the extent we must obtain financing to support our cash needs, we will be entirely reliant on third parties. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. We will require additional financing in the future, and additional financing may not be available at times, in amounts or on terms acceptable to us, or at all, which would have a material adverse effect on our business.
If we are unable to successfully raise additional capital in the future, our product development could be limited and our long term viability may be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.
We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009 and product sales. We will seek to obtain additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.
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
Prides Capital and NightWatch Capital control and may continue to control us and may have conflicts of interest with us or you in the future.
As of March 15, 2011, Prides Capital owned 52.5% of our outstanding common stock and NightWatch Capital owned 12.3% of our outstanding common stock on a fully diluted basis. In addition, Kevin A. Richardson, II, who is managing partner of Prides Capital, owns 15.9% of our outstanding common stock on a fully diluted basis. Mr. Richardson was appointed by Prides Capital and John F. Nemelka was appointed by NightWatch Capital to serve on our board of directors. For as long as Prides Capital and NightWatch Capital own a majority of our shares of common stock, they will be able to control the election of all of the members of our board of directors and control the vote of stockholders on other matters. For as long as they own a significant percentage of our outstanding stock, even if less than a majority, Prides Capital and NightWatch Capital will be able to control and exercise significant influence over our business affairs, including the general strategic direction of our business, the incurrence of indebtedness by us, the issuance of any additional equity securities, the repurchase of equity securities and the payment of dividends, and will have the power to determine or significantly influence the outcome of matters submitted to a vote of our stockholders, including mergers, consolidations, sales or dispositions of assets, reductions in share capital, other business combinations and amendments to our articles of incorporation. Prides Capital and NightWatch Capital may take actions with which you or we do not agree, including actions that delay, defer or prevent a change in control of our Company or that could adversely affect the market price of our common stock. In addition, they may take other action that might be favorable to them, but not favorable to us or our other stockholders. Also, if either Prides Capital or NightWatch Capital sells all or a portion of its interest in us, it may cause the value of your investment to decrease.
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
Our production and research and development office is in a leased facility in Alpharetta, Georgia, consisting of 5,168 square feet of space under a lease which expires on October 31, 2012.

Item 3.	LEGAL PROCEEDINGS
Other than legal proceedings described below and those relating to our intellectual property, there are no material pending legal proceedings to which we are a party or of which any of our properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority. We have one pending legal proceeding relating to our patents. For information regarding this legal proceeding, please see “Intellectual Property — Patents” above.
HealthTronics, along with the Company, are defendants in an alleged breach of contract lawsuit dated April 21, 2006 brought in the Miami-Dade County Circuit Court, Florida by a former limited partner of a former limited partnership of the Company, Bone & Joint Treatment Centers of America. Bone & Joint Treatment Centers of America, the plaintiff, is seeking greater than $3 million. HealthTronics has been responsible for the defense of the lawsuit on behalf of the Company and believes the case is unfounded and is contesting the claims vigorously.
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
The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the OTCBB, since our common stock commenced public trading after the Merger on September 25, 2009. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions:

	Price Range
	High	Low
2010
First Quarter	$4.30	$4.05
Second Quarter	$4.45	$4.10
Third Quarter	$4.10	$2.25
Fourth Quarter	$4.80	$2.15

	Price Range
	High	Low
2009
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$5.25	$5.25
Fourth Quarter	$6.00	$4.00
Holders of the Common Stock
As of March 15, 2011, there were 75 holders of record of the Company’s common stock.
Dividends
The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans

Number of
securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category	rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	2,992,796	$3.20	3,695,649

Total	2,992,796	$3.20	3,695,649

Unregistered Sales of Securities Not Otherwise Reported on Form 10-Q or Form 8-K
On November 19, 2010, and December 7, 2010 in conjunction with offerings of securities of the Company under the Act, we issued 142,500 and 382,500 units to “accredited investors” for $285,000 and $765,000, respectively. Each unit was sold to the new investors at a purchase price of $2.00 per unit. As a result of the offerings, we sold 525,000 units which consisted of 525,000 shares of common stock, 525,000 Class D warrants and 525,000 options to purchase another unit for $2.00 per unit which had an expiration date, as amended, of January 31, 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Previously Issued Consolidated Financial Statements
In this Annual Report on Form 10-K, we have restated our previously reported consolidated balance sheet at December 31, 2009 and the consolidated statement of stockholders’ equity (deficit) at January 1, 2009 and related disclosures, to record the effect of the non-cash stock compensation expense which was incorrectly understated by $687,309 in the consolidated financial statements for the year ended December 31, 2008 due to an error in determining the vesting period for the stock options issued in 2008.
In April 2008, the Company granted, as adjusted for the Merger, 1,043,990 options to employees at an exercise price of $2.92 per share. Using the Black-Scholes option pricing model, the options granted in April 2008 had a weighted average fair value per share of $1.42, resulting in total compensation cost over the vesting period of the options of $1,481,207.
The Company determined during the audit for the year ended December 31, 2010 that the non-cash stock compensation expense was incorrectly recorded in the financial statements for the year ended December 31, 2008. The 2008 non-cash stock compensation expense had been calculated based on a four-year straight-line vesting schedule instead of taking into account that many of the stock options issued in 2008, in accordance with their terms, were 50% vested at the date of grant. As such, the non-cash stock compensation expense recorded in general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008 was understated by $687,309.
This is a non-cash item which resulted in an understatement at December 31, 2008 of additional paid-in capital of $687,309 and an understatement of retained deficit of $687,309. There was no impact on the net cash used by operating activities of $7,009,402 as reported in the consolidated statement of cash flows for the year ended December 31, 2008.
There was no impact on the consolidated financial statements for the year ended December 31, 2009 other than to increase the beginning of the year balance of additional paid-in capital by $687,309 and the beginning of the year balance of retained deficit by $687,309.
Overview
We are an emerging global regenerative medicine company focused on the development and commercialization of non-invasive, biological response activating devices for the repair and regeneration of tissue, musculoskeletal and vascular structures. Our portfolio of products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE) technology in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions.
We believe we have demonstrated that our PACE technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved Ossatron device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our Ossatron and Evotron, and newly introduced orthoPACE devices in Europe. Our lead product candidate for the global wound care market, dermaPACE, has received the European CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.
We are now entirely focused on developing our PACE technology to stimulate healing in:
•	wound conditions, including diabetic foot ulcers, venous ulcers, pressure sores, burns and other skin eruption conditions;
•	orthopedic/spine applications, such as speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, eliminating chronic pain in joints from trauma or arthritis, and other potential sports injury applications;
•	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
•	cardiac applications for removing plaque due to atherosclerosis and improving heart muscle performance.

Recent Developments
We have completed our multi-site, randomized, double-blind, sham controlled FDA investigational device exemption wound care clinical study focused on the healing of diabetic foot ulcers utilizing our lead product candidate, dermaPACE, and released top-line data. The primary study goal is to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to sham control, when both are combined with the current standard of care. The standard of care includes wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot for ulcers located on the plantar surface of the foot. A total of 206 patients entered the dermaPACE study at 24 sites. The patients in the study were followed for a total of 24 weeks. The study’s primary endpoint, wound closure, is defined as “successful” if the skin is 100% reepithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits. We have filed the first and second module of the three of our PMA. We expect to file our final module with the FDA in the second quarter of 2011 and, pending a favorable response from the FDA, to launch dermaPACE in the United States in early 2012.
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
Financial Overview
Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales. At December 31, 2010, the balance of cash and cash equivalents totaled $417,457.
We continue to incur research and development expenses for clinical trials and the development of products for additional indications. We expect to continue to incur significant research and development expenses as a result of new and ongoing clinical and pre-clinical studies in the United States and in Europe, as well as expenses associated with regulatory filings. In addition, we anticipate that our general and administrative expenses will continue to increase as we expand our operations, facilities and other administrative activities related to our efforts to bring our product candidates to commercialization. We will require additional capital to continue to implement our business strategies. There can be no assurance that we will be successful in raising such capital. See “Liquidity and Capital Resources.”
Since our inception, we have incurred losses from operations each year. As of December 31, 2010, we had an accumulated deficit of $54.3 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we continue to fund our research and development activities, clinical trials and the FDA approval process and as we prepare for a future sales network to represent our products. We incurred a net loss of $14.9 million and $6.2 million during the years ended December 31, 2010 and 2009, respectively. We had a working capital deficiency of $7,029,635 and $187,459 at December 31, 2010 and 2009, respectively. These operating losses and working capital deficiency create an uncertainty about our ability to continue as a going concern. Although no assurances can be given, we believe that potential additional issuances of equity, promissory notes or other potential financing will provide the necessary funding for us to continue as a going concern.

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
Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors — Risks Related to Our Business”.
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
Inventory is carried at the lower of cost or market, which is valued using first in, first out (“FIFO”), and consists primarily of devices and the component material for assembly of finished products, less reserves for obsolescence.
Stock-based Compensation
During 2006, SANUWAVE, Inc.’s board of directors approved the adoption of the 2006 Stock Incentive Plan which was assumed by the Company following the Merger. On November 1, 2010, the board of directors of the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Amended Plan”). The Amended Plan provides that stock options, and other equity interests or equity-based incentives, may be granted to key personnel and directors at the fair value exercise price at the time the option is granted which is approved by the Company’s board of directors. The maximum term of any option granted pursuant to the Amended Plan is ten years from the date of grant.
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

Results of Operations for the Years ended December 31, 2010 and 2009
Revenues and Cost of Revenues
Revenues for the year ended December 31, 2010 were $728,446, compared to $660,725 for the same period in 2009, an increase of $67,721, or 10%. Revenues resulted primarily from sales in Europe of our new product orthoPACE for orthopedic, trauma and sports medicine indications and from sales in Europe of our legacy Evotron device and the related applicators for these devices.
Cost of revenues for the year ended December 31, 2010 was $250,326, compared to $225,790 for the same period in 2009. Gross profit as a percentage of revenues was 66% in 2010 and 2009. The gross profit in 2010 remained consistent with 2009 due to a similar mix of devices and applicators sold in each year.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2010 were $3,879,146, compared to $3,387,204 for the same period in 2009, an increase of $491,942, or 15%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development costs increased in 2010 as compared to the same period in 2009 due to higher costs of the clinical trial of dermaPACE for diabetic foot ulcers in the United States as enrollment ended during the first quarter of 2010 and statisticians and consultants were engaged to assist in the patient follow-up and data compiling phases of the clinical trial.
We expect to continue to incur significant research and development expenses as a result of next generation technology development, the finalization of our clinical trial of dermaPACE for diabetic foot ulcers in the United States and other new product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2010 were $7,100,621, compared to $5,026,425 for the same period in 2009, an increase of $2,074,196, or 41%. General and administrative expenses include the non-cash compensation costs for stock compensation of $3,037,634 and $1,078,128 for the years ended December 31, 2010 and 2009, respectively. The increase in non-cash compensation costs for stock compensation of $1,959,506 for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to a shorter requisite period on new grants of options to employees and directors of the Company in 2010 as compared to 2009.
Excluding the non-cash compensation costs for stock compensation, general and administrative expenses were $4,062,987 for the year ended December 31, 2010, as compared to $3,948,297 for the same period in 2009, an increase of $114,690, or 3%.
We expect that general and administrative expenses will increase as we expand our operations and other administrative activities related to our efforts to bring our products to commercialization.
Depreciation, Amortization and Write Down of Assets Held for Sale
Depreciation for the year ended December 31, 2010 was $829,576, compared to $365,108 for the same period in 2009, an increase of $464,468, or 127%. On October 31, 2008, the Company discontinued its Ossatron mobile service business and accordingly displayed the related assets of this business as “discontinued operations.” As of October 1, 2009, management determined that the used Ossatron device fixed assets and related parts inventory should be reclassified to continuing operations as it was not likely the used devices would be sold within the next twelve months. Therefore, depreciation expense on the used Ossatron device fixed assets was restarted at October 1, 2009. As of December 31, 2010, we recorded additional depreciation expense of $201,153 to fully depreciate the used Ossatron devices and recorded a write down of assets held for sale of $169,581 to fully reserve for the related parts inventory for these devices. As of December 31, 2010, management determined that the market for selling the used Ossatron mobile service devices was not probable due to the age of the devices and changes in international electrical standards for which the devices are no longer compliant. Management currently has no plans to utilize these devices in the United States. The combination of these factors contributed to management’s decision to write down these assets.

Amortization for the year ended December 31, 2010 was $306,757, compared to $306,756 for the same period in 2009.
Other Income (Expense)
On June 3, 2009, we sold our veterinary division to Pulse Veterinary Technologies, LLC (“Pulse Vet”). Under terms of the asset purchase agreement, we will continue to provide production services at the direction of Pulse Vet for a fee until April 30, 2012, unless Pulse Vet elects to terminate the agreement at an earlier date. The income for these transitional services was $360,125 and $230,625 for the years ended December 31, 2010 and 2009, respectively, an increase of $129,500 or 56%. The increase was due to a full year of providing operational services in 2010, partially offset by accounting and IT support services that Pulse Vet discontinued in 2009.
During the year ended December 31, 2010, we issued ten promissory notes totaling $2,450,000. On October 12, 2010, in conjunction with an offering of securities, we amended the terms of the ten outstanding promissory notes such that the unpaid principal and interest on each note was exchanged into units consisting of a share of common stock, a Class D warrant, and an option which, as amended, expires on January 31, 2011, to purchase another share of common stock and a Class D warrant. We recorded a loss from extinguishment of debt of $2,693,896 which was the difference between the estimated fair value of the units on the date of exchange of $5,211,556 as compared to the carrying value of the promissory notes of $2,517,660.
Interest expense for the year ended December 31, 2010 was $961,585, compared to $739,847 for the same period in 2009, an increase of $221,738, or 30%. The increase was primarily due to interest accruing at 15% per annum on notes payable, related parties, totaling $2,125,000 issued during the year ended December 31, 2009, which were outstanding throughout 2010.
Provision for Income Taxes
In November 2010, we were awarded a cash grant totaling $244,479 under the United States government’s Qualifying Therapeutic Discovery Project (“QTDP”) program. The QTDP program was created by the United States Congress as part of the Patient Protection and Affordable Care Act of 2010, and provides a tax credit or grant equal to eligible costs and expenses for tax years 2009 and 2010. The QTDP program is aimed at creating and sustaining high-quality, high-paying jobs in the United States, while advancing the nation’s competitiveness in life, biological and medical sciences. We submitted applications and received the award based on our dermaPACE IDE study for diabetic foot ulcers.
At December 31, 2010, we had federal net operating loss carryforwards of approximately $40.9 million that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.
Income from Discontinued Operations
On June 3, 2009, we sold our veterinary division for $3,500,000 in cash to Pulse Vet and recognized a gain, net of taxes, of $1,486,345. The income from discontinued operations, net of taxes, was $344,200 for the year ended December 31, 2009.
Net Loss
Net loss for the year ended December 31, 2010 was $14,922,441, or ($1.15) per basic and diluted share, compared to a net loss of $6,153,040, or ($0.54) per basic and diluted share, for the year ended December 31, 2009. The loss from continuing operations was $14,922,441, or ($1.15) per basic and diluted share, for the year ended December 31, 2010, compared to a loss from continuing operations of $7,983,585, or ($0.70) per basic and diluted share, for the year ended December 31, 2009. We anticipate that our operating losses will continue over the next several years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to represent our products.

Liquidity and Capital Resources
We incurred a net loss of $14,922,441 and $6,153,040 for the years ended December 31, 2010 and 2009, respectively. These operating losses create uncertainty about our ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity, promissory notes, or other potential financing will provide the necessary funding for the Company to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. We are dependent upon future capital contributions or financing to fund ongoing operations. At December 31, 2010, we had $417,457 in cash and cash equivalents held in three financial institutions.
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
During 2010, we issued ten promissory notes totaling $2,450,000. On October 12, 2010, the unpaid principal and interest on the notes totaled $2,517,660, and this sum was exchanged into a total of 1,258,830 units which consisted of 1,258,830 shares of common stock, 1,258,830 Class D warrants and 1,258,830 options, which, as amended, expired on January 31, 2011, to purchase the same number of units as granted pursuant to this transaction, at the purchase price of $2.00 per unit.
Between September 30, 2010, and December 7, 2010, we issued 925,000 units to certain “accredited investors” for an aggregate total purchase price of $1,850,000. Each unit was sold to the new investors at a purchase price of $2.00 per unit. As a result of the offerings, we sold 925,000 units which consisted of 925,000 shares of common stock, 925,000 Class D warrants and 925,000 options, which, as amended, expired on January 31, 2011, to purchase the same number of units as granted pursuant to this transaction, at the purchase price of $2.00 per unit.
As of December 31, 2010, the option holders exercised 101,163 options for total gross proceeds of $202,326 to us. In connection with the exercise of the options, we issued 101,163 shares of common stock and 101,163 Class D warrants.
Subsequent to year end December 31, 2010, between January 1 and January 31, 2011, the option holders from above exercised 1,950,167 options for total gross proceeds of $3,900,334 to us. In connection with the exercise of options, we issued 1,950,167 shares of common stock and 1,950,167 Class D warrants. The 132,500 options that remained unexercised at January 31, 2011 expired by their terms.
For the year ended December 31, 2010, net cash used by continuing operations for operating activities was $5,867,276, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by continuing operations for financing activities for the year ended December 31, 2010 was $4,502,326, which consisted of the proceeds from the issuance of promissory notes totaling $2,450,000 and from the sale of capital stock units totaling $2,052,326. Cash and cash equivalents decreased by $1,368,912 for the year ended December 31, 2010.

For the year ended December 31, 2009, net cash used by continuing operations for operating activities was $5,513,688, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by continuing operations for financing activities for the year ended December 31, 2009 was $3,694,929, which consisted of the proceeds from the issuance of notes payable to related parties of $2,125,000 and the sale of common stock to certain “accredited investors” of $1,819,844 offset by the repurchase of common stock of $180,000 and payment of development period liabilities of $69,915 prior to the Merger. Net cash used by discontinued operations for operating activities was $758,244 for the year ended December 31, 2009. Net cash provided by discontinued operations for investing activities was $3,601,772 for the year ended December 31, 2009 from the sale of the veterinarian division. Cash and cash equivalents increased by $1,242,743 for the year ended December 31, 2009.
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
In April 2007, we entered into a lease agreement for the production and research and development office for 5,168 square feet of space. Under the terms of the lease, we pay monthly rent of $8,075, as adjusted on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount. The initial term of the lease expired on July 31, 2010, and we have extended the lease until October 31, 2012.
We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantities of product component materials for our products through the development, clinical testing and commercialization phases. We have contractual obligations under a supply agreement with Swisstronics Contract Manufacturing AG for the manufacture of our devices.
In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, we entered into two notes with HealthTronics for $2,000,000 each. The notes bear interest at 6% annually. Quarterly interest through June 30, 2010 was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest on the notes not payable until August 2015 totaled $1,372,743 and $1,215,253 at December 31, 2010 and 2009, respectively.
During the period October 2008 through May, 2009 we issued notes payable to Prides Capital Fund I, L.P. for $3,125,000 in total and one note payable to NightWatch Capital Partners II, L.P. for $75,000. The notes payable bear interest at 15% annually. Quarterly interest through December 31, 2010, was accrued and added to the principal balance. Unpaid accrued interest and principal is due September 30, 2011. All or any portion of the unpaid principal can be converted into common stock with a conversion price of $2.92 per share. Accrued interest on the notes payable totaled $1,047,290 and $472,728 at December 31, 2010 and 2009, respectively.

Recently Issued Accounting Standards
Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures — Topic 855 (“ASU 2010-06”). ASU 2010-06 provides amendments to ASC 820-10, Fair Value Measurements (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the three categories (level 1, level 2 or level 3). ASU 2010-06 provides amendments to ASC 820-10 to require new disclosures for transfers in and out of levels 1 and 2, as well as a reconciliation of activity within level 3. Furthermore, ASU 2010-06 provides amendments that clarify existing disclosures regarding levels of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009 (except for disclosures in the reconciliation of activity within level 3, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years). We adopted ASU 2010-06 as of January 1, 2010, and the adoption did not have a material impact on our consolidated financial statements.
Subsequent Events
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), to amend ASC 855, Subsequent Events (“ASC 855”). ASC 855, which was originally issued by the FASB in May 2009 (as SFAS No. 165, Subsequent Events ), provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. As a result of ASU 2010-09, companies are not required to disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements. ASC 855 was effective for interim and annual periods ending after September 15, 2009, and ASU 2010-09 was effective immediately. We have evaluated subsequent events in accordance with ASU 2010-09, and the evaluation did not have a material impact on our consolidated financial statements.
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
The consolidated financial statements required by this item are attached hereto as Exhibit 99.1 and the index to such consolidated financial statements is contained in Item 15(1) of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2010. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s Annual Report on Internal Control over Financial Reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
Management, with the participation of the Chief Executive Officer (Principal Executive Officer) and the Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of such assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.
A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of its review, management concluded that we had material weaknesses in our internal control over financial reporting process for the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions related to the appropriate treatments of complex financial instruments, derivatives and stock based compensation.
Management believes the material weaknesses indentified above were due to the complex and non-routine nature of the Company’s complex financial instruments, derivatives and stock based compensation.
Management Plan to Remediate Material Weaknesses
Management is actively engaged in developing a remediation plan to address the material weakness related to its processes and procedures surrounding the accounting for non-cash stock based compensation expense. Implementation of the remediation plan is in process and consists of, among other things, redesigning the procedures to enhance its identification, capture, review, approval and recording of contractual terms included in equity arrangements. Management is also pursuing engaging, as necessary, an outside consultant to assist in the application of United States GAAP to complex transactions, including the accounting for complex financial instruments, derivatives and stock based compensation. These measures are intended both to address the identified material weaknesses and to enhance our overall internal control environment.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in the Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.

Item 9B.	OTHER INFORMATION
Item 4.02 Non-reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.
On March 23, 2011, our board of directors determined that the consolidated financial statements for the fiscal year ended December 31, 2008 should no longer be relied upon because of certain errors in such financial statements as more particularly described below.
All adjustments are non-cash in nature.
The facts surrounding the foregoing determination are as follows:
(a)	In April 2008, we granted, as adjusted for the Merger, 1,043,990 options to employees at an exercise price of $2.92 per share. Using the Black-Scholes option pricing model, the options granted in April 2008 had a weighted average fair value per share of $1.42, resulting in total compensation cost over the vesting period of the options of $1,481,207.

(b)	We determined during the audit for the year ended December 31, 2010 that the non-cash stock compensation expense was incorrectly recorded in the consolidated financial statements for the year ended December 31, 2008. The 2008 non-cash stock compensation expense had been calculated based on a four-year straight-line vesting schedule instead of taking into account that many of the stock options issued in 2008, in accordance with their terms, were 50% vested at the date of grant. As such, the non-cash stock compensation expense recorded in general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008 was understated by $687,309.

(c)	This is a non-cash item which resulted in an understatement at December 31, 2008 of additional paid-in capital of $687,309 and an understatement of retained deficit of $687,309. There was no impact on the net cash used by operating activities of $7,009,402 as reported in the consolidated statement of cash flows for the year ended December 31, 2008.

(d)	There was no impact on the consolidated financial statements for the year ended December 31, 2009 other than to increase the beginning of the year balance of additional paid-in capital by $687,309 and the beginning of the year balance of retained deficit by $687,309.
We have included the effect of the adjustment to the 2008 consolidated financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
MANAGEMENT
Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position Held
Christopher M. Cashman	43	President, Chief Executive Officer and Director
Barry J. Jenkins	48	Chief Financial Officer
Thomas H. Robinson	52	Director
Kevin A. Richardson, II	42	Director
John F. Nemelka	44	Director
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
Barry J. Jenkins joined the Company as Chief Financial Officer in September of 2009 and joined SANUWAVE, Inc. as Chief Financial Officer in April of 2006. Prior to joining SANUWAVE, Inc., he served as Chief Financial Officer for the Benefit Services Division of Automatic Data Processing, Inc. from March of 2005 to April of 2006. Previously, he was the Chief Financial Officer of Snowden Pencer, Inc. from January of 2002 to November of 2004. Mr. Jenkins is a certified public accountant with 27 years of financial management experience and a cum laude graduate of Virginia Tech.
Thomas H. Robinson joined the Company as a member of the board of directors in October of 2009 and joined SANUWAVE, Inc. as a member of the board of directors in August of 2005. Mr. Robinson brings to our board of directors experience based on his diverse experience with medical device companies both in providing executive search services to them as well as working for them in leadership and Director positions. Since 2010, Mr. Robinson has been a partner with Russell Reynolds Associates, a global executive search firm, in their global Medical Technology Practice leading senior executive searches. From 1998 to 2010, Mr. Robinson served as managing partner of Spencer Stuart, Inc.’s North American medical technology practice. From 1993 to 1997, Mr. Robinson served as President of the emerging markets business at Boston Scientific Corporation, a global medical devices manufacturer. From 1991 to 1993, Mr. Robinson served as President and Chief Operating Officer of Brunswick Biomedical, a cardiology medical device company. Mr. Robinson is also a member of the board of directors and is chairman of the compensation committee of Cynosure, Inc., a publicly traded aesthetic medical laser company.
Kevin A. Richardson, II joined the Company as chairman of the board of directors in October of 2009 and joined SANUWAVE, Inc. as chairman of the board of directors in August of 2005. Mr. Richardson brings to our board of directors a broad array of financial knowledge for healthcare and other industries. Since 2004, Mr. Richardson has served as managing partner of Prides Capital LLC, an investment management firm. Mr. Richardson is also a member of the board of directors of eDiets.com, Inc., a publicly traded weight loss solutions company, and Pegasus Solutions, Inc., a travel technology company.
John F. Nemelka joined the Company as a member of the board of directors in October of 2009 and joined SANUWAVE, Inc. as a member of the board of directors in August of 2005. Mr. Nemelka brings to our board of directors a diverse financial and operational experience. Since 2001, Mr. Nemelka has served as a managing principal of NightWatch Capital Advisors, LLC, an investment management firm. Mr. Nemelka is also interim Chief Executive Officer and a member of the board of directors of SWK Holdings Corporation, a publicly traded holding company, formerly named KANA Software, Inc., a provider of customer service software solutions.

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
Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2010, we have determined that our directors, officers and greater-than-10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11.	EXECUTIVE COMPENSATION
Summary Compensation Table for Fiscal Years 2010 and 2009
The following table provides certain information for the fiscal years ended December 31, 2010 and 2009 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2010 and 2009.

								Nonqualified
							Non Equity	Deferred
Name and				Stock	Option		Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards		Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)		($)	($)	($)(4)	($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Christopher M. Cashman	2010	$350,000	—	—	$668,500	(2)	—	—	$23,027	$1,041,527
Chief Executive Officer and President (Principal Executive Officer)	2009	$305,000	—	—	$1,463,957	(2)	—	—	$20,012	$1,788,969

Barry J. Jenkins	2010	$233,730	—	—	$384,371	(3)	—	—	$22,689	$640,790
Chief Financial Officer	2009	$222,600	—	—	$555,835	(3)	—	—	$19,149	$797,584

Cornelius A. Hofman (1)	2010	—	—	—	—		—	—	—	—
Former Sole Officer and Director	2009	—	—	—	—		—	—	—	—

(1)	Cornelius A. Hofman resigned as an officer and director, effective October 17, 2009, following the Merger.

(2)	This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10. Mr. Cashman was granted 241,106 shares of restricted common stock on September 15, 2009. Mr. Cashman was granted options to purchase 44,527 shares of common stock at $2.92 per share and granted options to purchase 487,086 shares of commons stock at $5.25 per share on September 15, 2009. Mr. Cashman was granted options to purchase 350,000 shares of common stock at $2.00 per share on November 1, 2010.

(3)	This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10. Mr. Jenkins was granted 118,653 shares of restricted common stock on September 15, 2009. Mr. Jenkins was granted options to purchase 20,660 shares of common stock at $2.92 per share and granted options to purchase 121,722 shares of common stock at $5.25 per share on September 15, 2009. Mr. Jenkins was granted options to purchase 20,000 shares of common stock at $4.05 per share on January 29, 2010. Mr. Jenkins was granted options to purchase 175,000 shares of common stock at $2.00 per share on November 1, 2010.

(4)	Includes health, dental, life and disability insurance premiums and employee 401(k) matching contributions.

Employment Agreements
Christopher M. Cashman
General Terms. Pursuant to his employment agreement, as amended, Mr. Cashman agreed to serve as the Chief Executive Officer and President of the Company for a term commencing on December 19, 2005 and with no specific duration. Mr. Cashman is entitled to an annual base salary, effective January 1, 2010, of $350,000, and effective January 1, 2011, he is entitled to an annual base salary of not less than $385,000. He is also entitled to a performance and compensation review not less often than annually, at which time compensation may be adjusted as determined by the board of directors; provided that such annual compensation is at least 105% of his previous annual base salary. With respect to each full fiscal year, Mr. Cashman is eligible to earn an annual bonus award of not less than 50% and not more than 200% of his annual base salary based on the achievement of certain performance goals established by the board of directors and generally consistent with the Company’s budget and performance goals established for other management employees. Mr. Cashman is also entitled to participate in the Company’s employee benefit plans (other than annual bonus and incentive plans). In the event of Mr. Cashman’s death during the term of his employment, his heirs will receive a death benefit equal to at least $1,500,000 pursuant to a life insurance policy on the life of Mr. Cashman, the premiums for which will be paid by the Company. The employment agreement contains an agreement not to compete, which covers the term of employment and two years thereafter, and a confidentiality provision, which is indefinite.
Equity Arrangements. Upon the execution of his employment agreement, Mr. Cashman was granted options to purchase 201,300 shares of common stock, at an exercise price of $2.92 per share. The options vest and became exercisable in four equal installments on December 19, 2006, 2007, 2008 and 2009. Upon the execution of his employment agreement and his commencement of employment, Mr. Cashman purchased 88,151 shares of common stock, at a purchase price of $2.92 per share.
In addition, upon the execution of his employment agreement, Mr. Cashman was granted three supplemental options to purchase common stock. The terms of the supplemental options were amended on September 15, 2009. The first and second supplemental options each provided him with the right to purchase 139,167 shares of common stock and the third supplemental option provided him with the right to purchase 208,752 shares of common stock. The initial exercise price of the supplemental options is $2.92 per share. The first supplemental option will fully vest on the earlier of (i) December 19, 2011, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $8.76 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $8.76 per share. Notwithstanding the above, if the common stock closing price equals or exceeds three times the closing price as of the first date that the common stock was listed ($5.25), the first supplemental option will fully vest. In such an event, the exercise price of the first supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25). The second supplemental option will fully vest on the earlier of (i) December 19, 2011, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $17.53 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $17.53 per share. Notwithstanding the above, if the common stock closing price equals or exceeds six times the closing price as of the first date that the common stock was listed ($5.25), the second supplemental option will fully vest. In such an event, the exercise price of the second supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25). The third supplemental option will fully vest on the earlier of (i) December 19, 2011, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $26.29 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $26.29 per share. Notwithstanding the above, if the common stock closing price equals or exceeds nine times the closing price as of the first date that the common stock was listed ($5.25), the third supplemental option will fully vest. In such an event, the exercise price of the third supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25).
In addition, upon the execution of the first amendment to his employment agreement, Mr. Cashman was granted the right to receive annually shares of common stock equal to two and one-half times his annual base salary in effect on the date of execution of the first amendment. The shares vest in four equal installments on each twelve month anniversary of the date of grant, provided that the vesting may be accelerated upon the achievement of certain performance goals established by the board of directors. No restricted stock was issued to Mr. Cashman under this provision in 2010 or 2009.

Gross-Ups. In the event that any payment made to Mr. Cashman under his employment agreement or under any other plan maintained by the Company is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company will pay Mr. Cashman an additional amount to compensate him for the economic cost of the (1) excise tax of such payment, (2) federal, state and local income tax, and (3) excise tax on the gross-up payment.
Termination. Mr. Cashman’s employment may be terminated by either party at any time and for any reason; provided that Mr. Cashman will be required to give the Company at least 30 days advance written notice of any resignation. If Mr. Cashman is terminated by the Company for cause or resigns without good reason, he will be entitled to receive his (1) base salary through the termination date, (2) any annual bonus earned, but unpaid as of the date of termination for the immediately preceding fiscal year, (3) reimbursement for certain unreimbursed business expenses, and (4) such employee benefits to which he may be entitled under the employee benefit plans of the Company. If Mr. Cashman is terminated by the Company without cause or resigns for good reason, he will be entitled to receive all of the above plus (1) subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, continued payment of the base salary until twelve months following the date of termination, and (2) continued coverage of him and his beneficiaries under the Company’s health insurance programs for a period of up to twelve months.
Effective as of the first anniversary of the Merger, if Mr. Cashman is terminated by the Company without cause or resigns with good reason, he will be entitled to receive (1) his base salary through the termination date, (2) any annual bonus earned, but unpaid as of the date of termination for the immediately preceding fiscal year, (3) reimbursement for certain unreimbursed business expenses, (4) such employee benefits to which he may be entitled under the employee benefit plans of the Company, (5) subject to his compliance with certain other provisions of the employment agreement related to confidentiality and the execution of an effective release of claims, a payment equal to 200% of his annual base salary then in effect plus the sum of the cash bonuses paid to him during the previous two fiscal years (but in no case less than 50% of the value of 200% of his annual base salary then in effect), (6) full vesting of all outstanding options and shares of common stock, and (7) a lump sum payment equal to 24 months of the monthly premium cost of providing continuation coverage for Mr. Cashman and his beneficiaries under the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended.
Change of Control. In addition to any other termination benefits that Mr. Cashman may be entitled to receive, if a change of control (as defined below) occurs, then subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, Mr. Cashman will also be entitled to receive 100% accelerated vesting of his options. Effective as of the first anniversary of the Merger, Mr. Cashman’s right to receive the above change of control termination benefits will no longer be subject to his compliance with the non-compete provisions of his employment agreement. A change in control is defined in the employment agreement as the occurrence of any of the following events: (1) the sale, exchange, lease or other disposition of all or substantially all of the assets of the Company to a person (other than Prides Capital or NightWatch Capital) that will continue the business of the Company in the future; (2) a merger or consolidation involving the Company in which the voting securities of the Company owned by the shareholders of the Company immediately prior to such merger or consolidation do not represent, after conversion if applicable, more than 50% of the total voting power of the surviving controlling entity outstanding immediately after such merger or consolidation; or (3) any person (other than Prides Capital or NightWatch Capital) is or becomes the beneficial owner, directly or indirectly, of more than 50% of the total voting power of the voting stock of the Company and the representatives of Prides Capital and NightWatch Capital cease to have the ability to elect a majority of the board of directors.
Barry J. Jenkins
General Terms. Pursuant to his employment agreement, Mr. Jenkins agreed to serve as the Chief Financial Officer of the Company for a term commencing on April 10, 2006 and with no specific duration. Mr. Jenkins is entitled to an annual base salary of $205,000, with a performance and compensation review not less often than annually, at which time compensation may be adjusted as determined by the board of directors. With respect to each full fiscal year, Mr. Jenkins is eligible to earn an annual bonus award of 40% of his annual base salary based on the achievement of certain performance goals established by the board of directors and generally consistent with the Company’s budget and performance goals established for other management employees. Mr. Jenkins is also entitled to participate in the Company’s employee benefit plans (other than annual bonus and incentive plans). The employment agreement contains an agreement not to compete, which covers the term of employment and two years thereafter, and a confidentiality provision, which is indefinite.

Equity Arrangements. Upon the execution of his employment agreement, Mr. Jenkins was granted options to purchase 104,677 shares of common stock, at an exercise price of $2.92 per share. The options vest and became exercisable in four equal installments on April 10, 2007, 2008, 2009 and 2010. Upon the execution of his employment agreement and his commencement of employment, Mr. Jenkins purchased 35,089 shares of common stock, at a purchase price of $2.92 per share.
In addition, upon the execution of his employment agreement, Mr. Jenkins was granted three supplemental options to purchase common stock. The terms of the supplemental options were amended on September 15, 2009. The first and second supplemental options each provided him with the right to purchase 34,778 shares of common stock and the third supplemental option provided him with the right to purchase 52,166 shares of common stock. The initial exercise price of the supplemental options is $2.92 per share. The first supplemental option will fully vest on the earlier of (i) April 10, 2012, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $8.76 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $8.76 per share. Notwithstanding the above, if the common stock closing price equals or exceeds three times the closing price as of the first date that the common stock was listed ($5.25), the first supplemental option will fully vest. In such an event, the exercise price of the first supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25). The second supplemental option will fully vest on the earlier of (i) April 10, 2012, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $17.53 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $17.53 per share. Notwithstanding the above, if the common stock closing price equals or exceeds six times the closing price as of the first date that the common stock was listed ($5.25), the second supplemental option will fully vest. In such an event, the exercise price of the second supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25). The third supplemental option will fully vest on the earlier of (i) April 10, 2012, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $26.29 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $26.29 per share. Notwithstanding the above, if the common stock closing price equals or exceeds nine times the closing price as of the first date that the common stock was listed ($5.25), the third supplemental option will fully vest. In such an event, the exercise price of the third supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25).
Termination. Mr. Jenkins’ employment may be terminated by either party at any time and for any reason; provided that Mr. Jenkins will be required to give the Company at least 30 days advance written notice of any resignation. If Mr. Jenkins is terminated by the Company for cause or resigns without good reason, he will be entitled to receive his (1) base salary through the termination date, (2) any annual bonus earned, but unpaid as of the date of termination for the immediately preceding fiscal year, (3) reimbursement for certain unreimbursed business expenses, and (4) such employee benefits to which he may be entitled under the employee benefit plans of the Company. If Mr. Jenkins is terminated by the Company without cause or resigns for good reason, he will be entitled to receive all of the above plus (1) subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, continued payment of the base salary until six months following the date of termination, and (2) continued coverage of him and his beneficiaries under the Company’s health insurance programs for a period of up to six months.
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

Stock Incentive Plan
On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”). On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Amended Plan”). The Amended Plan permits grants of awards to selected employees and directors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Amended Plan is currently administered by the board of directors of the Company. The Amended Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Amended Plan are nonstatutory options which vest over a period of up to four years, and have a ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company. The Amended Plan has 5,000,000 shares of common stock reserved for grant.
The terms of the options granted under the Amended Plan expire as determined by individual option agreements (or on the tenth anniversary of the grant date), unless terminated earlier on the first to occur of the following: (1) the date on which the participant’s service with the Company is terminated by the Company for cause; (2) 60 days after the participant’s death; or (3) 60 days after the termination of the participant’s service with the Company for any reason other than cause or the participant’s death; provided that, if during any part of such 60 day period the option is not exercisable solely because of specified securities law restrictions, the option will not expire until the earlier of the expiration date or until it has been exercisable for an aggregate period of 60 days after the termination of the participant’s service with the Company. The options vest as provided for in individual option agreements and the exercise prices for the options are determined by the board of directors at the time the option is granted; provided that the exercise price shall in no event be less than the fair market value per share of the Company’s common stock on the grant date. In the event of any change in the common stock underlying the options, by reason of any merger or exchange of shares of common stock, the board of directors shall make such substitution or adjustment as it deems to be equitable to (1) the class and number of shares underlying such option, (2) the exercise price applicable to such option, or (3) any other affected terms of such option.
In the event of a change of control, unless specifically modified by an individual option agreement: (1) all options outstanding as of the date of such change of control will become fully vested; and (2) notwithstanding (1) above, in the event of a merger or share exchange, the board of directors may, in its sole discretion, determine that any or all options granted pursuant to the Amended Plan will not vest on an accelerated basis if the board of directors, the surviving corporation or the acquiring corporation, as the case may be, has taken such action as in the opinion of the board of directors is equitable or appropriate to protect the rights and interests of the participants under the Amended Plan.
On December 31, 2010, there were 3,695,649 shares of common stock available for grant under the Amended Plan. For the year ended December 31, 2010, there were 545,000 options granted to the Company’s executive officers under the Amended Plan. No options were granted to the Company’s executive officers during the year ended December 31, 2009, under the 2006 Plan.

Outstanding Equity Awards at 2010 Fiscal Year End
The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2010.

	Option Awards						Stock Awards
									Equity	Equity
									Incentive	Incentive Plan
				Equity					Plan	Awards:
				Incentive Plan					Awards:	Market or
				Awards:			Number	Market	Number of	Payout Value
	Number of	Number of		Number of			of Shares	Value of	Unearned	of Unearned
	Securities	Securities		Securities			or Units	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying		Underlying			of Stock	Units of	or Other	or Other
	Unexercised	Unexercised		Unexercised	Option/	Option/	That Have	Stock That	Rights That	Rights That
	Options/	Options/		Unearned	Warrant	Warrant	Not	Have Not	Have Not	Have Not
	Warrants (#)	Warrants (#)		Options	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	Price ($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Christopher M. Cashman	723,600	—		—	$2.92	12/19/2015	—	—	—	—
	—	139,167	(1)	—	$2.92/$5.25	12/19/2015	—	—	—	—
	—	139,167	(2)	—	$2.92/$5.25	12/19/2015	—	—	—	—
	—	208,752	(3)	—	$2.92/$5.25	12/19/2015	—	—	—	—
	350,000	—		—	$2.00	11/01/2020	—	—	—	—

Barry J. Jenkins	356,037	—		—	$2.92	10/24/2016	—	—	—	—
	—	34,778	(4)	—	$2.92/$5.25	10/24/2016	—	—	—	—
	—	34,778	(5)	—	$2.92/$5.25	10/24/2016	—	—	—	—
	—	52,166	(6)	—	$2.92/$5.25	10/24/2016	—	—	—	—
	—	20,000	(7)	—	$4.05	01/29/2020	—	—	—	—
	175,000	—		—	$2.00	11/01/2020	—	—	—	—

Cornelius A. Hofman	—	—		—	—	—	—	—	—	—

(1)	The supplemental option will fully vest on the earlier of (i) December 19, 2011, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $8.76 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $8.76 per share. Notwithstanding the above, if the common stock closing price equals or exceeds three times the closing price as of the first date that the common stock was listed ($5.25), the first supplemental option will fully vest. In such an event, the exercise price of the first supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25).

(2)	The supplemental option will fully vest on the earlier of (i) December 19, 2011, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $17.53 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $17.53 per share. Notwithstanding the above, if the common stock closing price equals or exceeds six times the closing price as of the first date that the common stock was listed ($5.25), the second supplemental option will fully vest. In such an event, the exercise price of the second supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25).

(3)	The supplemental option will fully vest on the earlier of (i) December 19, 2011, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $26.29 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $26.29 per share. Notwithstanding the above, if the common stock closing price equals or exceeds nine times the closing price as of the first date that the common stock was listed ($5.25), the third supplemental option will fully vest. In such an event, the exercise price of the third supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25).

(4)	The supplemental option will fully vest on the earlier of (i) April 10, 2012, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $8.76 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $8.76 per share. Notwithstanding the above, if the common stock closing price equals or exceeds three times the closing price as of the first date that the common stock was listed ($5.25), the first supplemental option will fully vest. In such an event, the exercise price of the first supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25).

(5)	The supplemental option will fully vest on the earlier of (i) April 10, 2012, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $17.53 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $17.53 per share. Notwithstanding the above, if the common stock closing price equals or exceeds six times the closing price as of the first date that the common stock was listed ($5.25), the second supplemental option will fully vest. In such an event, the exercise price of the second supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25).

(6)	The supplemental option will fully vest on the earlier of (i) April 10, 2012, and (ii) the date that the Company or its shareholders (A) enters into a transaction that establishes a value for the Company on a per share basis equal to at least $26.29 per share, or (B) receives a valuation that establishes a value for the Company on a per share basis equal to at least $26.29 per share. Notwithstanding the above, if the common stock closing price equals or exceeds nine times the closing price as of the first date that the common stock was listed ($5.25), the third supplemental option will fully vest. In such an event, the exercise price of the third supplemental option will adjust to be the closing price of the common stock on the first date that the common stock was listed ($5.25).

(7)	The option was granted January 29, 2010 and vests 25% annually for four years.

Director Compensation Table for Fiscal 2010
The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2010.

	Fees Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name(1)	($)	($)	($)(2)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Thomas H. Robinson	—	—	—	—	—	—	—

Kevin A. Richardson, II	—	—	$22,080	—	—	—	$22,080

John F. Nemelka	—	—	$22,080	—	—	—	$22,080

(1)	Christopher M. Cashman, who is a member of our board of directors, has been omitted from this table since he received no compensation for serving on our board of directors.

(2)	The following are the aggregate number of option awards outstanding that have been granted to each of our nonemployee directors as of December 31, 2010: Mr. Robinson — 15,000; Mr. Richardson — 15,000; and Mr. Nemelka — 15,000.
Discussion of Director Compensation
The Company did not pay any director cash compensation for serving on our board of directors during the fiscal years ended December 31, 2010 or 2009. The Company may begin to compensate its directors in cash at some time in the future. On November 1, 2010, the Company issued options to purchase the Company’s common stock at $2.00 per share to certain non-employee directors as follows: options to purchase 5,000 shares to Kevin A. Richardson, II and options to purchase 5,000 shares to John F. Nemelka. The options were vested when granted and expire ten years after the date of the grant. On January 29, 2010, the Company issued options to purchase the Company’s common stock at $4.05 per share to certain non-employee directors as follows: options to purchase 5,000 shares to Kevin A. Richardson, II and options to purchase 5,000 to John F. Nemelka. The options are vested equally over a four year period and expire ten years after the date of the grant.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information, as of March 15, 2011, with respect to the beneficial ownership of the Company’s outstanding stock by (i) any holder of more than five percent, (ii) each of the Company’s executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

	Number of Shares	Percent of
	Beneficially	Shares
Name of Beneficial Owner(1)	Owned(2)	Outstanding
Christopher M. Cashman (3)	1,411,673	7.9%
Barry J. Jenkins (4)	693,287	4.0%
Kevin A. Richardson, II (5)	2,892,258	15.9%
Thomas H. Robinson	15,000	*
John F. Nemelka	11,750	*
David N. Nemelka (6)	2,637,027	14.8%
Prides Capital Fund I, LP (7)	9,942,760	52.5%
NightWatch Captial Partners II, LP (8)	2,094,409	12.3%

All directors and executive officers as a group (5 persons)	5,023,968	27.9%

*	Less than 1% of outstanding shares.

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.

(2)	“Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of March 15, 2011. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, referred to in this current report as the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, referenced to in this current report as the SEC, certain shares of our common stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes options to purchase up to 1,073,600 shares of common stock and warrants to purchase up to 8,816 shares of common stock.

(4)	Includes options to purchase up to 536,037 shares of common stock and warrants to purchase up to 3,508 shares of common stock.

(5)	Includes options to purchase up to 11,250 shares of common stock and warrants to purchase up to 1,440,504 shares of common stock.

(6)	Based solely on information contained in filings made on schedule 13D, as amended, and on Form 4’s with the securities and exchange commission by the reporting person. Includes warrants to purchase up to 1,122,504 shares of common stock. The principal address of David N. Nemelka is 2662 Stonebury Loop Road, Springville, UT 84663.

(7)	Based solely on information contained in filings made on schedule 13D, as amended, with the securities and exchange commission by the reporting person. Includes warrants to purchase 775,726 shares of common stock and notes convertible into, up to 1,409,768 shares of common stock. The principal business address of Prides Capital Fund, I, LP is 200 State Street, 13th floor, Boston, MA 02109.

(8)	Based solely on information contained in filings made on schedule 13D, as amended, with the securities and exchange commission by the reporting person. Includes warrants to purchase 187,522 shares of common stock and a note convertible into, up to 36,145 shares of common stock. The principal business address of NightWatch Capital Partners II, LP is 5314 River Run Drive, Suite 350, Provo, UT 84604.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Other than as described below, for the fiscal year ended December 31, 2010, there were no transactions with related persons required to be disclosed in this report.
During 2010, we issued promissory notes totaling $1,750,000 to Kevin A. Richardson, II, our chairman of the board of directors, and $500,000 to David N. Nemelka, the brother of a member of our board of directors. On October 12, 2010, in conjunction with an offering, we amended the terms of the outstanding promissory notes such that the unpaid principal and interest on each note was exchanged into units (as described in the “Liquidity and Capital Resources” section). The unpaid principal and interest on the notes to Kevin A. Richardson, II totaled $1,790,504, and this sum was exchanged into a total of 895,252 units which consisted of 895,252 shares of common stock, 895,252 Class D warrants and 895,252 options, which, as amended, expire on January 31, 2011, to purchase another unit at the purchase price of $2.00 per unit. The unpaid principal and interest on the notes to David N. Nemelka totaled $522,504, and this sum was exchanged into a total of 261,252 units which consisted of 261,252 shares of common stock, 261,252 Class D warrants and 261,252 options, which, as amended, expire on January 31, 2011, to purchase another unit at the purchase price of $2.00 per unit.
Our board of directors has determined that Thomas H. Robinson qualifies as an independent director based on the NASDAQ Stock Market definition of “independent director.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table summarizes the fees that we have paid or accrued for audit and other services provided by our principal independent public accounting firm, HLB Gross Collins, P.C., for each of the last two fiscal years:

Fee Category	2010	2009
Audit fees	$101,000	$92,000
Tax fees	10,000	13,700
Audit related fees	—	—
All other fees	—	—

Total fees	$111,000	$105,700

For purposes of the preceding table:
•	Audit fees consist of fees for the annual audit of our consolidated financial statements, the review of the interim financial statements included in our quarterly reports of Forms 10-Q, and other professional services provided in connection with statutory and regulatory filings and consents related to capital markets transactions and engagements for those fiscal years.
•	Tax fees consist of fees for tax compliance, tax advice and tax planning services for those fiscal years.
•	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review.
•	All other fees consist of fees for all other products and services.

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
1. All financial statements
The following financial statements are included in this annual report on Form 10-K and incorporated herein by reference:
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
We have audited the accompanying consolidated balance sheets of
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
as of December 31, 2010 and 2009 (as restated), and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2010. SANUWAVE Health, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SANUWAVE Health, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 21 to the consolidated financial statements, the accompanying consolidated balance sheet at December 31, 2009 and the consolidated statement of stockholders’ equity (deficit) at January 1, 2009 have been restated for the correction of an error in the recognition of stock based compensation expense for the year ended December 31, 2008.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of approximately $14,922,000 and $6,153,000 during the years ended December 31, 2010 and 2009, respectively, and, as of those dates, had a working capital deficiency of approximately $7,030,000 and $187,000, respectively. As described more fully in Note (2) to the consolidated financial statements, the Company is economically dependent upon future capital contributions or financing to fund ongoing operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HLB Gross Collins, P.C. Atlanta, Georgia
March 25, 2011

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$417,457	$1,786,369
Accounts receivable — trade, net of allowance for doubtful accounts of $36,903 in 2010 and $20,762 in 2009 (Note 1)	95,549	47,966
Inventory (Note 5)	463,643	592,589
Prepaid expenses	121,084	121,157
Due from Pulse Veterinary Technologies, LLC	45,389	127,878

TOTAL CURRENT ASSETS	1,143,122	2,675,959

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 6)	13,386	88,706

OTHER ASSETS	32,253	32,169

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 7)	1,840,538	2,147,295

ASSETS HELD FOR SALE (Note 8)	—	922,956

TOTAL ASSETS	$3,029,299	$5,867,085

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,829,815	$1,069,423
Accrued employee compensation	1,101,410	509,905
Accrued expenses (Note 9)	256,204	629,029
Notes payable, related parties (Note 12)	4,247,290	—
Interest payable, related parties (Note 12)	82,977	—
Liabilities related to discontinued operations (Note 4)	655,061	655,061

TOTAL CURRENT LIABILITIES	8,172,757	2,863,418

NOTES PAYABLE, RELATED PARTIES (Note 12)	5,372,743	8,887,981

TOTAL LIABILITIES	13,545,500	11,751,399

COMMITMENTS AND CONTINGENCIES (Note 17)	—	—

GOING CONCERN (Note 2)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding (Note 15)	—	—

COMMON STOCK, par value $0.001, 50,000,000 shares authorized; 14,794,650 and 12,509,657 issued and outstanding at December 31, 2010 and 2009, respectively (Note 14)	14,795	12,510

ADDITIONAL PAID-IN CAPITAL (Note 21)	43,728,133	33,428,902

ACCUMULATED OTHER COMPREHENSIVE INCOME	10,902	21,864

RETAINED DEFICIT (Note 21)	(54,270,031)	(39,347,590)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,516,201)	(5,884,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,029,299	$5,867,085

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended December 31, 2010 and 2009

	2010	2009

REVENUES	$728,446	$660,725

COST OF REVENUES	250,326	225,790

GROSS PROFIT	478,120	434,935

OPERATING EXPENSES
Research and development	3,879,146	3,387,204
General and administrative	7,100,621	5,026,425
Depreciation	829,576	365,108
Amortization	306,757	306,756
Write down of assets held for sale (Note 8)	169,581	—

TOTAL OPERATING EXPENSES	12,285,681	9,085,493

OPERATING LOSS	(11,807,561)	(8,650,558)

OTHER INCOME (EXPENSE)
Transitional services provided to Pulse Veterinary Technologies, LLC	360,125	230,625
Gain on sale of assets	6,565	3,207
Extinguishment of debt (Note 13)	(2,693,896)	—
Interest expense	(961,585)	(739,847)
Loss on foreign currency exchange	(66,058)	(30,184)

TOTAL OTHER INCOME (EXPENSE)	(3,354,849)	(536,199)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,162,410)	(9,186,757)

INCOME TAX BENEFIT	239,969	1,203,172

LOSS FROM CONTINUING OPERATIONS	(14,922,441)	(7,983,585)

DISCONTINUED OPERATIONS (Note 4)
Income from discontinued operations, net of tax of $226,234 in 2009	—	344,200
Gain on sale of veterinary division, net of tax of $976,938 in 2009	—	1,486,345

INCOME FROM DISCONTINUED OPERATIONS	—	1,830,545

NET LOSS	(14,922,441)	(6,153,040)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(10,962)	218,510

TOTAL COMPREHENSIVE INCOME (LOSS)	$(14,933,403)	$(5,934,530)

EARNINGS (LOSS) PER SHARE: (Note 11)
Loss from continuing operations — basic	$(1.15)	$(0.70)

Loss from continuing operations — diluted	$(1.15)	$(0.70)

Income from discontinued operations — basic	$—	$0.16

Income from discontinued operations — diluted	$—	$0.16

Net loss — basic	$(1.15)	$(0.54)

Net loss — diluted	$(1.15)	$(0.54)

Weighted average shares outstanding — basic	12,924,872	11,405,490

Weighted average shares outstanding — diluted	12,924,872	11,405,490

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2010 and 2009

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Retained	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Income (Loss)	Total

Balances as of December 31, 2008, as originally reported	283,250	$2,833	8,863	$89	$30,103,124	$(32,507,241)	$(196,646)	$(2,597,841)
Adjustment for prior period error in stock based compensation (Note 21)	—	—	—	—	687,309	(687,309)	—	—

Balances as of January 1, 2009, as restated	283,250	2,833	8,863	89	30,790,433	(33,194,550)	(196,646)	(2,597,841)
Shares issued for cash	—	—	18,198	182	1,819,662	—	—	1,819,844
Recapitalization pursuant to Merger	(283,250)	(2,833)	12,079,566	11,836	(9,003)	—	—	—
Shares purchased	—	—	—	—	(180,000)	—	—	(180,000)
Payment of development period liabilities	—	—	—	—	(69,915)	—	—	(69,915)
Net loss	—	—	—	—	—	(6,153,040)	—	(6,153,040)
Stock based compensation	—	—	403,030	403	1,077,725	—	—	1,078,128
Foreign currency translation adjustment	—	—	—	—	—	—	218,510	218,510

Balances as of December 31, 2009	—	—	12,509,657	12,510	33,428,902	(39,347,590)	21,864	(5,884,314)
Shares issued for cash, related parties	—	—	175,000	175	349,825	—	—	350,000
Shares issued for cash	—	—	750,000	750	1,499,250	—	—	1,500,000
Promissory notes exchanged for shares, related parties	—	—	1,156,504	1,157	4,786,769	—	—	4,787,926
Promissory notes exchanged for shares	—	—	102,326	102	423,528	—	—	423,630
Shares issued for unit option exercise	—	—	101,163	101	202,225	—	—	202,326
Net loss	—	—	—	—	—	(14,922,441)	—	(14,922,441)
Stock based compensation	—	—	—	—	3,037,634	—	—	3,037,634
Foreign currency translation adjustment	—	—	—	—	—	—	(10,962)	(10,962)

Balances as of December 31, 2010	—	$—	14,794,650	$14,795	$43,728,133	$(54,270,031)	$10,902	$(10,516,201)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(14,922,441)	$(7,983,585)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	306,757	306,756
Accrued interest	799,712	756,166
Depreciation	829,576	365,108
Change in allowance for doubtful accounts	16,141	(43,728)
Gain on sale of property and equipment	(6,565)	(3,207)
Stock-based compensation	3,037,634	1,078,128
Extinguishment of debt	2,693,896	—
Write down of assets held for sale	169,581	—
Changes in assets — (increase)/decrease
Accounts receivable — trade	(63,724)	48,176
Inventory	128,946	92,161
Prepaid expenses	73	(14,540)
Due from Pulse Veterinary Technologies, LLC	82,489	(127,878)
Other	(1,400)	48,848
Changes in liabilities — increase/(decrease)
Accounts payable	760,392	93,612
Accrued employee compensation	591,505	(310,492)
Accrued expenses	(372,825)	180,787
Interest payable, related parties	82,977	—

NET CASH USED BY CONTINUING OPERATIONS	(5,867,276)	(5,513,688)
NET CASH USED BY DISCONTINUED OPERATIONS	—	(758,244)

NET CASH USED BY OPERATING ACTIVITIES	(5,867,276)	(6,271,932)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing operations
Proceeds from sale of property and equipment	7,000	9,827
Purchase of property and equipment	—	(10,363)

NET CASH PROVIDED (USED) BY CONTINUING OPERATIONS	7,000	(536)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	3,601,772

NET CASH PROVIDED BY INVESTING ACTIVITIES	7,000	3,601,236

CASH FLOWS FROM FINANCING ACTIVITIES
Continuing operations
Proceeds from notes payable, related parties	—	2,125,000
Proceeds from promissory notes, related parties	2,250,000	—
Proceeds from promissory notes	200,000	—
Proceeds from sale of capital stock units, related parties	350,000	—
Proceeds from sale of capital stock units	1,702,326	—
Proceeds from sale of common stock	—	1,819,844
Repurchase of common stock	—	(180,000)
Payment of development period liabilities	—	(69,915)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,502,326	3,694,929

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(10,962)	218,510

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,368,912)	1,242,743

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,786,369	543,626

CASH AND CASH EQUIVALENTS, END OF YEAR	$417,457	$1,786,369

SUPPLEMENTAL INFORMATION
Cash paid for interest	$81,864	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital stock units issued in exchange for promissory notes, related parties (Note 13)	2,313,008	—
Capital stock units issued in exchange for promissory notes (Note 13)	204,652	—

TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$2,517,660	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
Restatement of historical consolidated financial statements
The accompanying consolidated balance sheet at December 31, 2009 and the consolidated statement of stockholders’ equity (deficit) at January 1, 2009 have been restated in this report for the correction of an error in the recognition of non-cash stock based compensation expense for the year ended December 31, 2008 as more fully described in Note 21.
(1)	Summary of significant accounting policies
Description of the business — SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an emerging global regenerative medicine company focused on the development and commercialization of non-invasive, biological response activating devices for the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s portfolio of products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. The Company intends to apply its Pulsed Acoustic Cellular Expression (PACE™) technology in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions. The Company currently does not have any commercial products in the United States. Revenues are from sales of CE Marked devices and accessories in Europe.
The significant accounting policies followed by the Company are summarized below:
Foreign currency translation — The functional currencies of the Company’s foreign operations are the local currencies. The financial statements of the Company’s foreign subsidiaries have been translated into United States dollars in accordance with ASC 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation.) All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity (deficit).
Principles of consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Estimates — These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, accrued expenses, the determination of the valuation of allowances for deferred taxes, estimated fair value of stock based compensation, estimated fair value of intangible assets, and the estimated fair value assigned to the capital stock units exchanged for the promissory notes.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(1)	Summary of significant accounting policies (continued)
Cash and cash equivalents — For purposes of the consolidated financial statements, liquid instruments with an original maturity of 90 days or less are considered cash and cash equivalents.
Concentration of credit risk — Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. For the year ended December 31, 2010, two distributors accounted for 28% and 22% of revenues. For the year ended December 31, 2009, one distributor accounted for 12% of revenues. The Company maintains its cash in bank accounts which may exceed federally insured limits. The Company does not believe it is exposed to any significant credit risk in such accounts.
Accounts receivable — Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings based on its assessment of the current status of individual accounts. Receivables are considered past due on average if greater than 60 days old. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance. The following is a summary of accounts receivable allowances:

	2010	2009

Balance, beginning of year	$20,762	$64,490
Reserve adjustments — increase (decrease)	14,720	(43,728)
Write-offs, net of recovery	1,421	—

Balance, end of year	$36,903	$20,762

Inventory — Inventory consists of finished medical equipment and parts and is stated at the lower of cost or market, which is valued using first in, first out (“FIFO”). Market is based upon realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete.
Depreciation of property and equipment — The straight-line method of depreciation is used for computing depreciation on all property and equipment. Depreciation is based on estimated useful lives as follows: machines and equipment, 3 years; office and computer equipment, 3 years; leasehold improvements, 3 years; furniture and fixtures, 3 years; vehicles, 3 years; and software, 2 years.
Intangible assets — Intangible assets are recorded at cost. Intangible assets subject to amortization include patents. Patents are amortized on a straight-line basis over the average life of 11.4 years.
Fair value of financial instruments — The book values of trade accounts receivable, trade accounts payable, and other financial instruments approximate their fair values, principally because of the short-term maturities of these instruments. The Company’s long-term debt is carried at historical cost, their respective estimated fair values approximate carrying values due to their limited terms.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(1)	Summary of significant accounting policies (continued)
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
Deferred income taxes — Income taxes are accounted for utilizing the asset and liability method prescribed by the provisions of ASC 740, Income Taxes (formerly SFAS No. 109). Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for the deferred tax assets related to future years, including loss carryforwards, if there is not sufficient evidence to indicate that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in future years.
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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(1)	Summary of significant accounting policies (continued)
Earnings (loss) per share — The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share (Note 11).
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
Stock-based compensation — The Company uses the fair value method of accounting prescribed by ASC 718, Compensation — Stock Compensation (formerly SFAS No. 123(R), Accounting for Stock-Based Compensation) for its employee stock option program. Under ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally up to four years).
Research and Development — Research and development costs are expensed as incurred. Research and development costs include payments to third parties that specifically relate to the Company’s products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(1)	Summary of significant accounting policies (continued)
Discontinued operations —The Company accounts for long-lived assets in accordance with the provisions of ASC 360, Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). ASC 360 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. ASC 360 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
On October 31, 2008, the Company discontinued the Ossatron mobile service business and sold certain assets.
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
The results of operations for these businesses allocated to discontinued operations were those results the Company believed were eliminated from the ongoing operations of the entity as a result of the disposal transactions. The Company identified such results via a line item review of the statement of operations and comprehensive loss. The income tax rate used for the tax effect of the discontinued operations is based on the effective tax rate for the Company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(1)	Summary of significant accounting policies (continued)
Recent pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures — Topic 855 (“ASU 2010-06”). ASU 2010-06 provides amendments to ASC 820-10, Fair Value Measurements (“ASC 820-10”). ASC 820-10 defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the three categories (level 1, level 2 or level 3). ASU 2010-06 provides amendments to ASC 820-10 to require new disclosures for transfers in and out of levels 1 and 2, as well as a reconciliation of activity within level 3. Furthermore, ASU 2010-06 provides amendments that clarify existing disclosures regarding levels of disaggregation and inputs and valuation techniques. The new disclosures and clarifications of existing disclosures required by ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009 (except for disclosures in the reconciliation of activity within level 3, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). The Company adopted ASU 2010-06 as of January 1, 2010, and the adoption did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), to amend ASC 855, Subsequent Events (“ASC 855”). ASC 855, which was originally issued by the FASB in May 2009 (as SFAS No. 165, Subsequent Events ), provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. As a result of ASU 2010-09, companies are not required to disclose the date through which management evaluated subsequent events in the financial statements, either in originally issued financial statements or reissued financial statements. ASC 855 was effective for interim and annual periods ending after September 15, 2009, and ASU 2010-09 was effective immediately. The Company has evaluated subsequent events in accordance with ASU 2010-09, and the evaluation did not have a material impact on the Company’s consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(2)	Going Concern
As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $14,922,441 and $6,153,040 during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had an accumulated deficit of $54,270,031. The Company had a working capital deficiency of $7,029,635 and $187,459 at December 31, 2010 and 2009, respectively. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity, promissory notes or other potential financing will provide the necessary funding for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations.
(3)	Reverse merger transaction
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
(4)	Discontinued operations
On October 31, 2008, the Company discontinued the Ossatron mobile service business and sold certain assets.
On June 3, 2009, the Company sold its veterinary business for a total cash consideration of $3,500,000. As a result of the sale, the Company recorded a gain of $2,463,283.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(4)	Discontinued operations (continued)
Accordingly, the Company’s consolidated financial statements have been prepared with the net assets, results of operations, and cash flows of these businesses displayed separately as “discontinued operations.
The operating results of the discontinued operations are summarized as follows for the years ended December 31, 2010 and 2009:

	2010	2009

Revenues	$—	$1,458,107
Cost of revenues	—	372,547

Gross profit	—	1,085,560
Operating expenses	—	510,632

Operating income	—	574,928
Other expense	—	4,494

Income before income taxes	—	570,434
Income tax expense	—	226,234

Income, net of income tax	$—	$344,200

As of December 31, 2010 and 2009, the Company’s liabilities related to discontinued operations were as follows:

	2010	2009

Accrued expenses	$(655,061)	$(655,061)

Net liabilities of discontinued operations	$(655,061)	$(655,061)

(5)	Inventory
Inventory consists of the following at December 31, 2010 and 2009:

	2010	2009

Inventory — finished goods	$539,141	$667,998
Inventory — parts	78,202	108,068

Gross inventory	617,343	776,066
Provision for losses and obsolescence	(153,700)	(183,477)

Net inventory	$463,643	$592,589

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(6)	Property and equipment
Property and equipment consists of the following at December 31, 2010 and 2009:

	2010	2009

Machines and equipment	$199,520	$199,520
Office and computer equipment	296,120	311,791
Leasehold improvements	67,421	67,421
Furniture and fixtures	24,613	24,613
Vehicles	22,531	38,897
Software	40,233	40,233
Other assets	5,080	4,585

Total	655,518	687,060
Accumulated depreciation	(642,132)	(598,354)

Net property and equipment	$13,386	$88,706

The aggregate depreciation charged to operations was $74,885 and $194,828 for the years ended December 31, 2010 and 2009, respectively. The depreciation policies followed by the Company are described in Note (1).
(7)	Intangible assets
Intangible assets consist of the following at December 31, 2010 and 2009:

	2010	2009

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(1,661,597)	(1,354,840)

Net intangible assets	$1,840,538	$2,147,295

The aggregate amortization expense charged to operations was $306,757 and $306,756 for the years ended December 31, 2010 and 2009, respectively. The amortization policies followed by the Company are described in Note (1).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(7)	Intangible assets (continued)
Amortization expense for the future years is summarized as follows:

Years ending December 31,	Amount

2011	$306,756
2012	306,756
2013	306,756
2014	306,756
2015	306,756
2016	306,758

Total	$1,840,538

The weighted average amortization period for intangible assets is as follows:

		Weighted
		Average
		Period
	Amount	(Years)

Patents	$3,502,135	11.4
(8)	Assets held for sale
On October 31, 2008, the Company discontinued its Ossatron mobile service business and accordingly displayed the related assets of this business as “discontinued operations.” In accordance with FASB ASC 205-20, Presentation of Financial Statements — Discontinued Operations, a quarterly review of the discontinued assets was performed to determine if they should continue to be recorded as “discontinued operations.” As of October 1, 2009, management determined that the Ossatron device fixed assets and inventory were not likely to be sold within the next twelve months. Therefore, the Ossatron device fixed assets and related parts inventory was reclassed to continuing operations and depreciation on the Ossatron device fixed assets was restarted at October 1, 2009.
As of December 31, 2010 management determined that the potential market for selling the used Ossatron mobile service devices was not probable due to the age of the devices and changes in the international electrical standards for which the devices are no longer compliant. Currently, management has no plans to utilize these devices in the United States. The Company recorded additional depreciation expense of $201,153 to fully depreciate the Ossatron devices and recorded an adjustment of $169,581 to fully reserve for the related parts inventory for those devices.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(8)	Assets held for sale (continued)
Assets held for sale consist of the following at December 31, 2010 and 2009:

	2010	2009

Ossatron devices	$4,837,165	$4,837,165
Accumulated depreciation	(4,837,165)	(4,082,474)

Net property and equipment	—	754,691

Inventory Ossatron device parts	226,081	210,169
Provision for losses and obsolescence	(226,081)	(41,904)

Net inventory	—	168,265

Total assets held for sale	$—	$922,956

The aggregate depreciation charged to operations was $754,691 and $170,280 for the years ended December 31, 2010 and 2009, respectively.
(9)	Accrued expenses
Accrued expenses consist of the following at December 31, 2010 and 2009:

	2010	2009

Accrued legal professional fees	$64,531	$249,418
Accrued clinical site payments	82,500	192,023
Accrued audit and tax preparation	89,173	77,771
Accrued other	20,000	109,817

	$256,204	$629,029

(10)	Income taxes
The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.
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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(10)	Income taxes (continued)
The income tax provision (benefit) consists of the following at December 31, 2010 and 2009:

	2010	2009
Current:
Federal (1)	$(244,479)	$—
State	—	—
Foreign	4,510	—

	(239,969)	—

Deferred:
Federal	(4,255,157)	(2,193,248)
State	(467,516)	(240,974)
Foreign	59,520	61,056
Change in valuation allowance	4,663,153	2,373,166

	$(239,969)	$—

(1)	Tax benefit derived from the United States government’s Qualifying Therapeutic Discovery Project program. The tax grant received in 2010 was for development activity in 2010 and 2009.
The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 35% to pretax income (loss) as a result of the following for the years ended December 31, 2010 and 2009:

	2010	2009

Tax expense (benefit) at statutory rate	$(5,306,844)	$(2,153,564)
Increase (reduction) in income taxes resulting from:
State income taxes, net of federal benefit	(414,692)	(168,286)
Non-deductible loss on extinguishment of debt	942,864	—
Change in valuation allowance — United States	4,722,673	2,301,850
Federal tax grant	(244,479)	—
Other	60,509	20,000

	$(239,969)	$—

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(10)	Income taxes (continued)
The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) at December 31, 2010 and 2009, are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$15,457,127	$12,359,566
Net operating loss carryforward — foreign	161,463	220,983
Excess of tax basis over book value of property and equipment	100,375	—
Excess of tax basis over book value of intangible assets	409,657	405,628
Stock-based compensation	2,150,096	1,003,827
Accrued bonus	413,488	188,678
Captialized equity costs	75,471	75,471
Inventory reserve	58,000	—
Valuation allowance — United States	(18,664,214)	(13,941,541)
Valuation allowance — foreign	(161,463)	(220,983)

Total deferred tax assets	—	91,629

Deferred tax liabilities:
Excess of book value over tax basis of property and equipment	—	91,629

Deferred taxes, net	$—	$—

The Company’s ability to use its net operating loss carryforwards could be limited and subject to annual limitations. In connection with future offerings, the Company may realize a “more than 50% change in ownership” which could further limit its ability to use its net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of all or portions of its net operating loss carryforwards for federal income tax purposes.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(10)	Income taxes (continued)
The federal net operating loss carryforwards at December 31, 2010 will expire as follows:

Years ending December 31,	Amount

2025	$1,376,740
2026	7,291,084
2027	12,280,771
2028	6,922,963
2029	4,816,700
2030	8,208,591

Total	$40,896,849

(11)	Earnings (loss) per share
The following table sets forth the denominator for the computation of basic and diluted earnings per share pursuant to ASC 260 for the years ended December 31, 2010 and 2009:

	2010	2009
Numerator:
Loss from continuing operations	$(14,922,441)	$(7,983,585)

Income from discontinued operations	$—	$1,830,545

Net loss	$(14,922,441)	$(6,153,040)

Denominator:
Denominator for basic earnings (loss) per share - weighted average shares outstanding during the year	12,924,872	11,405,490

Effect of dilutive securities:
Notes payable, related parties	—	—
Warrants	—	—
Stock options	—	—

Denominator for diluted earnings (loss) per share — adjusted weighted average shares and assumed conversions	12,924,872	11,405,490

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(11)	Earnings (loss) per share (continued)
As a result of the net loss for the years ended December 31, 2010 and 2009, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 13,110,928 shares and 6,950,584 shares at December 31, 2010 and 2009, respectively.
(12)	Notes payable, related parties
The notes payable consists of the following at December 31, 2010 and 2009:

	2010	2009
Notes payable, unsecured, bearing interest at 6% to HealthTronics, Inc., a shareholder of the Company. The notes were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $82,977 at December 31, 2010. There was no current interest payable at December 31, 2009. Accrued interest not payable until August 1, 2015 totaled $1,372,743 and $1,215,253 at December 31, 2010 and 2009, respectively.
	$5,372,743	$5,215,253

Notes payable, unsecured, bearing interest at 15% to Prides Capital Fund I, LP and NightWatch Capital Partners II, LP, shareholders of the Company. Quarterly interest through December 31, 2010, is accrued and added to the principal balance. Unpaid accrued interest and principal is due September 30, 2011. Accrued interest totaled $1,047,290 and $472,728 at December 31, 2010 and 2009, respectively. All or any portion of the unpaid principal can be converted into common stock with a conversion price of $2.92 per share.	4,247,290	3,672,728

Total	9,620,033	8,887,981
Less current portion	(4,247,290)	—

Non-current portion	$5,372,743	$8,887,981

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(12)	Notes payable, related parties (continued)
The notes payable to Prides Capital Fund I, LP and NightWatch Capital Partners II, LP contain a contingent put reflected in the contractual rights of default. Upon the occurrence of any default, as defined in the note agreements, the entire unpaid principal and accrued interest on the note will become automatically due and payable. Under FASB Codification ASC 815, the risks of equity are inconsistent with the risks of the debt host and, therefore, embedded put derivative such as these require bifurcation and separate classification at fair value when material. The value of the contingent put was determined to be deminimus in value and, as such, was considered immaterial. The Company will continue to assess this element of the notes and, if material, the Company will record the contingent put as a derivative liability and charge against income changes in fair value at each reporting period.
Maturities on notes payable are as follows:

Years ending December 31,	Amount

2011	$4,247,290
2012	—
2013	—
2014	—
2015	5,372,743

Total	$9,620,033

Interest expense on notes payable, related parties totaled $964,553 and $756,166 for the years ended December 31, 2010 and 2009, respectively.
(13)	Promissory notes
During the year ended December 31, 2010, the Company issued ten promissory notes totaling $2,450,000. On October 12, 2010, in conjunction with an offering of securities (the “Offering”) of the Company pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Act”), the Company amended the terms of the ten outstanding promissory notes such that the unpaid principal and interest on each note was exchanged into the number of Units (as described below) equal to (i) the unpaid principal and interest on each such note, divided by (ii) 2. In accordance with ASC 470, “Debt”, the Company recorded a loss from extinguishment of debt of $2,693,896 which was the difference between the estimated fair value of the Units on the date of exchange of $5,211,556 as compared to the carrying value of the promissory notes of $2,517,660.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(13)	Promissory notes (continued)
Each “Unit” in the Offering consists of: (i) one share of common stock, par value $0.001 per share (the “Common Stock”); (ii) a two-year common stock purchase warrant (the “Class D Warrant”) to purchase one share of Common Stock, at an exercise price of $2.00; and (iii) an option (the “Option”), which, as amended, expires on January 31, 2011, to purchase the same number of Units as granted pursuant to this transaction, at the purchase price of $2.00 per Unit. The unpaid principal and interest on the notes totaled $2,517,660, and this sum was exchanged into a total of 1,258,830 Units which consisted of 1,258,830 shares of Common Stock, 1,258,830 Class D Warrants and 1,258,830 Options.
The chairman of the board of directors of the Company exchanged promissory notes totaling $1,790,504 and the brother of a member of the board of directors of the Company exchanged promissory notes totaling $522,504 in the Offering.
(14)	Common stock
On September 30, 2010, in conjunction with an offering of securities of the Company under the Act, the Company issued 150,000 Units to certain “accredited investors,” as that term is defined in the Securities and Exchange Commission’s (the “SEC”) Rule 501 under the Act, for an aggregate total purchase price of $300,000. On October 1, 2010, November 19, 2010, and December 7, 2010 in conjunction with offerings of securities of the Company under the Act, the Company issued 250,000, 142,500 and 382,500 Units to “accredited investors” for $500,000, $285,000 and $765,000, respectively. Each Unit was sold to the new investors at a purchase price of $2.00 per Unit. As a result of the offerings, the Company sold 925,000 Units which consisted of 925,000 shares of Common Stock, 925,000 Class D Warrants and 925,000 Options.
The brother of a member of the board of directors purchased 175,000 Units in the offerings for a total purchase price of $350,000.
As of December 31, 2010, the Option holders exercised 101,163 Options for total gross proceeds of $202,326 to the Company. In connection with the exercise of the Options, the Company issued 101,163 shares of Common Stock and 101,163 Class D Warrants. There were 2,082,667 Options that remained unexercised at December 31, 2010 (See Subsequent Event — Note 22).
(15)	Preferred stock
The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors. No shares were issued and outstanding at December 31, 2010 and 2009.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(16)	Warrants
A summary of the warrant activity as of December 31, 2010 and 2009, and the changes during the years ended December 31, 2010 and 2009, is presented as follows:

	Class A	Class B	Class C	Class D
	Warrants	Warrants	Warrants	Warrants
Outstanding as of December 31, 2008	—	—	—	—
Issued	1,106,627	1,106,627	1,500,000	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Outstanding as of December 31, 2009	1,106,627	1,106,627	1,500,000	—
Issued	—	—	—	2,284,993
Exercised	—	—	—	—
Cancelled	—	—	(1,500,000)	—

Outstanding as of December 31, 2010	1,106,627	1,106,627	—	2,284,993

The Class A and Class B warrants expire five years from date of issuance and the Class C and Class D warrants expire two years from date of issuance. The Class A and Class C warrants have an exercise price of $4.00 per share, the Class B warrants have an exercise price of $8.00 per share, and the Class D warrants have an exercise price of $2.00 per share.
The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another corporation.
(17)	Commitments and contingencies
Operating Leases
The Company leases office and warehouse space. Rent expense for the years ended December 31, 2010 and 2009, was $397,615 and $533,464, respectively. Minimum future lease payments under non-cancellable operating leases consist of the following:

Years ending December 31,	Amount

2011	$339,985
2012	281,836

Total	$621,821

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(17)	Commitments and contingencies (continued)
Litigation
The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.
HealthTronics, along with the Company, are defendants in an alleged breach of contract lawsuit dated April 21, 2006 brought in the Miami-Dade County Circuit Court, Florida by a former limited partner of a former limited partnership of the Company, Bone & Joint Treatment Centers of America. Bone & Joint Treatment Centers of America, the plaintiff, is seeking greater than $3 million. HealthTronics has been responsible for the defense of the lawsuit on behalf of the Company and believes the case is unfounded and is contesting the claims vigorously.
(18)	401k plan
The Company sponsors a 401k plan that covers all employees who meet the eligibility requirements. The Company matches 50% of employee contributions up to 6% of their compensation. The Company contributed $69,693 and $66,403 to the plan for the years ended December 31, 2010 and 2009, respectively.
(19)	Stock-based compensation
During 2006, SANUWAVE, Inc. approved the 2006 Stock Incentive Plan and certain Non-statutory Stock Option Agreements with key employees. The Non-statutory Stock Option Agreements have terms substantially the same as the 2006 Stock Incentive Plan. On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Amended Plan”). The Amended Plan permits grants of awards to selected employees and directors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Amended Plan is currently administered by the board of directors of the Company. The Amended Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Amended Plan are non-statutory options which generally vest over a period of up to four years, and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. The Amended Plan reserves 5,000,000 shares of common stock for grant.
On November 1, 2010, the Company granted 912,000 options to employees and directors at an exercise price of $2.00 per share. Using the Black-Scholes option pricing model, management has determined that the options granted in November 2010 had a weighted average fair value per share of $1.92 resulting in total compensation of $1,748,858. Compensation cost will be recognized over the requisite service period.
On January 29, 2010, the Company granted 107,500 options to employees and directors at an exercise price of $4.05 per share. Using the Black-Scholes option pricing model, management has determined that the options granted in January 2010 had a weighted average fair value per share of $2.51 resulting in total compensation cost of $269,398. Compensation cost will be recognized over the requisite service period.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(19)	Stock-based compensation (continued)
Using the Black-Scholes option pricing model, management has determined that the options and restricted stock granted during the years ended December 31, 2010 and 2009 have a weighted average fair value per share of $1.98 in 2010 and $1.73 in 2009, resulting in a total compensation cost to be recognized over the vesting period of $2,018,256 and $2,464,655, respectively. For the years ended December 31, 2010 and 2009, the Company recognized $3,037,634 and $1,078,128, respectively, as compensation cost and recorded a related deferred tax benefit of $1,146,269 and $406,838, respectively.
The remaining $879,193 of compensation cost will be recognized over the next four years as follows:

Compensation
Years ending December 31,	Cost

2011	$577,089
2012	195,160
2013	101,396
2014	5,548

Total	$879,193

The assumptions used and the calculated fair value of options is as follows:

	2010	2009
Expected life in years	5.5	6.0
Risk free interest rate	1.36%	2.41%
Weighted average volatility	65.00%	65.00%
Expected dividend yield (1)	—	—

(1)	The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(19)	Stock-based compensation (continued)
A summary of option activity as of December 31, 2010 and 2009, and the changes during the years ended December 31, 2010 and 2009, is presented as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of December 31, 2008	1,867,613	$3.50
Granted	360,977	$4.19
Exercised	—	$—
Forfeited or expired	(249,044)	$2.92

Outstanding as of December 31, 2009	1,979,546	$3.70
Granted	1,019,500	$2.22
Exercised	—	$—
Forfeited or expired	(6,250)	$3.15

Outstanding as of December 31, 2010	2,992,796	$3.20

Exercisable	2,108,803	$2.57

The aggregate intrinsic value of the outstanding stock options at December 31, 2010 was $3,809,211. The aggregate intrinsic value of the exercisable outstanding stock options at December 31, 2010 was $3,584,965.
The weighted average remaining contractual term for outstanding and exercisable stock options is 7.1 years as of December 31, 2010, and 6.4 years as of December 31, 2009.
A summary of the Company’s nonvested options as of December 31, 2010, and changes during the year ended December 31, 2010, is presented as follows:

		Weighted
		Average
		Grant Date
	Options	Fair Value
Outstanding as of December 31, 2009	851,849	$1.46
Granted	1,019,500	$1.98
Vested	(981,106)	$1.86
Forfeited or expired	(6,250)	$2.51

Outstanding as of December 31, 2010	883,993	$1.62

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(19)	Stock-based compensation (continued)
A summary of the Company’s restricted stock as of December 31, 2010 and 2009, and changes during the years ended December 31, 2010 and 2009, is presented as follows:

Weighted
Average
	Restricted	Grant Date
	Stock	Fair Value
Outstanding as of December 31, 2008	—	$—
Granted	403,030	$2.92
Vested	—	$—

Outstanding as of December 31, 2009	403,030	$2.92
Granted	—	$—
Vested	—	$—
Forfeited or expired	—	$—

Outstanding as of December 31, 2010	403,030	$2.92

(20)	Segment and geographic information
Subsequent to discontinuing the Ossatron mobile service business and selling the veterinary business line (Note 4), the Company has only one line of business. The Company’s revenues are generated from sales in Europe.
(21)	Restatement of 2008 results
In April 2008, the Company granted, as adjusted for the Merger, 1,043,990 options to employees at an exercise price of $2.92 per share. Using the Black-Scholes option pricing model, the options granted in April 2008 had a weighted average fair value per share of $1.42, resulting in total compensation cost over the vesting period of the options of $1,481,207.
The Company determined during the audit for the year ended December 31, 2010, that the non-cash stock compensation expense was incorrectly recorded in the financial statements for the year ended December 31, 2008. The 2008 non-cash stock compensation expense had been calculated based on a four-year straight-line vesting schedule instead of taking into account that many of the stock options issued in 2008, in accordance with their terms, were 50% vested at the date of grant. As such, the non-cash stock compensation expense recorded in general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008 was understated by $687,309.
This is a non-cash item which resulted in an understatement at December 31, 2008 of additional paid-in capital of $687,309 and an understatement of retained deficit of $687,309. There was no impact on the net cash used by operating activities of $7,009,402 as reported in the consolidated statement of cash flows for the year ended December 31, 2008.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(21)	Restatement of 2008 results (continued)
There was no impact on the consolidated financial statements for the year ended December 31, 2009 other than to increase the beginning of the year balance of additional paid-in capital by $687,309 and the beginning of the year balance of retained deficit by $687,309.
The impact of the adjustment on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2008 was as follows:

	As Originally		As
	Reported	Adjustment	Restated

Revenues	$1,045,858	$—	$1,045,858
Cost of revenues	352,723	—	352,723

Gross profit	693,135	—	693,135
Operating expenses
Research and development	3,675,631	—	3,675,631
General and administrative	7,801,416	687,309	8,488,725
Depreciation	276,724	—	276,724
Amortization	306,756	—	306,756

Total operating expenses	12,060,527	687,309	12,747,836

Operating loss	(11,367,392)	(687,309)	(12,054,701)
Total other income (expense)	(359,371)	—	(359,371)

Loss from continuing operations before income taxes	(11,726,763)	(687,309)	(12,414,072)
Income tax benefit	333,718	—	333,718

Loss from continuing operations	(11,393,045)	(687,309)	(12,080,354)
Income from discontinued operations	1,984,127	—	1,984,127

Net loss	(9,408,918)	(687,309)	(10,096,227)
Other comprehensive loss	(270,655)	—	(270,655)

Total comprehensive loss	$(9,679,573)	$(687,309)	$(10,366,882)

Earnings (loss) per share
Loss from continuing operations — basic	$(1.03)		$(1.10)

Loss from continuing operations — diluted	$(1.03)		$(1.10)

Income from discontinued operations — basic	$0.18		$0.18

Income from discontinued operations — diluted	$0.18		$0.18

Net loss — basic	$(0.85)		$(0.92)

Net loss — diluted	$(0.85)		$(0.92)

Weighted average shares outstanding — basic	11,009,657		11,009,657

Weighted average shares outstanding — diluted	11,009,657		11,009,657

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(21)	Restatement of 2008 results (continued)
The impact of the adjustment on the consolidated balance sheet at December 31, 2008 is as follows:

	As Originally		As
	Reported	Adjustment	Restated

Total assets	$6,499,017	$—	$6,499,017

Total liabilities	$9,096,858	$—	$9,096,858

Stockholders’ equity (deficit)
Preferred stock	2,833	—	2,833
Common stock	89	—	89
Additional paid-in capital	30,103,124	687,309	30,790,433
Accumulated other comprehensive loss	(196,646)	—	(196,646)
Retained deficit	(32,507,241)	(687,309)	(33,194,550)

Total stockholders’ equity (deficit)	(2,597,841)	—	(2,597,841)

Total liabilities and stockholders’ equity (deficit)	$6,499,017	$—	$6,499,017

The impact of the adjustment on the consolidated balance sheet at December 31, 2009 is as follows:

	As Originally		As
	Reported	Adjustment	Restated

Total assets	$5,867,085	$—	$5,867,085

Total liabilities	$11,751,399	$—	$11,751,399

Stockholders’ equity (deficit)
Preferred stock	—	—	—
Common stock	12,510	—	12,510
Additional paid-in capital	32,741,593	687,309	33,428,902
Accumulated other comprehensive income	21,864	—	21,864
Retained deficit	(38,660,281)	(687,309)	(39,347,590)

Total stockholders’ equity (deficit)	(5,884,314)	—	(5,884,314)

Total liabilities and stockholders’ equity (deficit)	$5,867,085	$—	$5,867,085

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009
(22)	Subsequent event
The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.
Between January 1 and January 31, 2011, the Option holders (see Note 14) exercised 1,950,167 Options for total gross proceeds of $3,900,334 to the Company. In connection with the exercise of Options, the Company issued 1,950,167 shares of Common Stock and 1,950,167 Class D Warrants. The 132,500 Options that remained unexercised at January 31, 2011 expired by their terms.
The chairman of the board of directors of the Company exercised 545,252 Options and the brother of a member of the board of directors of the Company exercised 686,252 Options in connection with this transaction.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SANUWAVE HEALTH, INC.

By:	/s/ Christopher M. Cashman

	Name:	Christopher M. Cashman
	Title:	President and CEO
Dated: March 28, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures			Capacity	Date

By:	/s/ Christopher M. Cashman		Chief Executive Officer and President; Director	March 28, 2011

	Name:	Christopher M. Cashman	(Principal Executive Officer)

By:	/s/ Barry J. Jenkins		Chief Financial Officer	March 28, 2011

	Name:	Barry J. Jenkins	(Principal Financial and Accounting Officer)

By:	/s/ Kevin A. Richardson, II		Director	March 28, 2011

	Name:	Kevin A. Richardson, II

By:	/s/ John F. Nemelka		Director	March 28, 2011

	Name:	John F. Nemelka

By:	/s/ Thomas H. Robinson		Director	March 28, 2011

	Name:	Thomas H. Robinson

EXHIBIT INDEX

Exhibit No.	Description

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

4.5	Form of Promissory Note, dated August 1, 2005, issued by SANUWAVE, Inc. to HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.6	Promissory Note, dated March 1, 2010, issued by SANUWAVE Health, Inc. to David N. Nemelka. (Incorporated by reference to Form 8-K filed with the SEC on March 5, 2010).

4.7	Promissory Note, dated March 1, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to Form 8-K filed with the SEC on March 5, 2010).

4.8	Promissory Note, dated March 31, 2010, issued by SANUWAVE Health, Inc. to David N. Nemelka. (Incorporated by reference to Form 8-K filed with the SEC on April 1, 2010).

4.9	Promissory Note, dated March 31, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to Form 8-K filed with the SEC on April 1, 2010).

4.10	Promissory Note, dated May 12, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to Form 8-K filed with the SEC on May 17, 2010).

4.11	Promissory Note, dated June 4, 2010, issued by SANUWAVE Health, Inc. to Durk V. Irwin. (Incorporated by reference to Form 8-K filed with the SEC on June 9, 2010).

4.12	Promissory Note, dated June 4, 2010, issued by SANUWAVE Health, Inc. to Todd R. Pedersen. (Incorporated by reference to Form 8-K filed with the SEC on June 9, 2010).

4.13	Promissory Note, dated July 13, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to Form 8-K filed with the SEC on July 16, 2010).

Exhibit No.		Description

4.14		Promissory Note, dated August 12, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to Form 8-K filed with the SEC on August 17, 2010).

4.15		Promissory Note, dated August 30, 2010, issued by SANUWAVE Health, Inc. to Kevin and Margaret Richardson. (Incorporated by reference to Form 8-K filed with the SEC on September 1, 2010).

10.1
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

10.3
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

10.9		Form of Promissory Note Amendment. (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

10.10		Form of Subscription Agreement. (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

10.11		Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).

21.1	*	List of subsidiaries.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	*	Section 1350 Certification of the Chief Executive Officer.

32.2	*	Section 1350 Certification of the Chief Financial Officer.

*	Filed herewith