Form 10-Q
period 2011-03-31
SANUWAVE Health, Inc.
filed 2011-05-16
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 9, 2011, there were issued and outstanding 20,907,536 shares of the registrant’s common stock, $.001 par value.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 28, 2011. Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 28, 2011.
Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,306,100	$417,457
Accounts receivable — trade, net of allowance for doubtful accounts of $81,205 in 2011 and $36,903 in 2010	152,050	95,549
Inventory (Note 7)	422,805	463,643
Prepaid expenses	158,551	121,084
Due from Pulse Veterinary Technologies, LLC	171,868	45,389

TOTAL CURRENT ASSETS	3,211,374	1,143,122

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 8)	7,149	13,386

OTHER ASSETS	32,298	32,253

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 9)	1,763,849	1,840,538

TOTAL ASSETS	$5,014,670	$3,029,299

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,561,847	$1,829,815
Accrued employee compensation	1,253,096	1,101,410
Accrued expenses (Note 10)	321,036	256,204
Notes payable, related parties (Note 12)	4,406,563	4,247,290
Interest payable, related parties (Note 12)	80,071	82,977
Liabilities related to discontinued operations	655,061	655,061

TOTAL CURRENT LIABILITIES	8,277,674	8,172,757

NOTES PAYABLE, RELATED PARTIES (Note 12)	5,372,743	5,372,743

TOTAL LIABILITIES	13,650,417	13,545,500

COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

GOING CONCERN (Note 3)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding	—	—

COMMON STOCK, par value $0.001, 50,000,000 shares authorized; 16,744,817 in 2011 and 14,794,650 in 2010 issued and outstanding (Note 5)	16,745	14,795

ADDITIONAL PAID-IN CAPITAL	47,778,965	43,728,133

ACCUMULATED OTHER COMPREHENSIVE INCOME	21,900	10,902

RETAINED DEFICIT	(56,453,357)	(54,270,031)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,635,747)	(10,516,201)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,014,670	$3,029,299

See accompanying notes to unaudited condensed
consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010

REVENUES	$251,753	$143,102

COST OF REVENUES	93,298	47,644

GROSS PROFIT	158,455	95,458

OPERATING EXPENSES
Research and development	749,299	1,085,974
General and administrative	1,382,185	1,598,524
Depreciation	6,237	194,732
Amortization	76,689	76,689

TOTAL OPERATING EXPENSES	2,214,410	2,955,919

OPERATING LOSS	(2,055,955)	(2,860,461)

OTHER INCOME (EXPENSE)
Transitional services provided to Pulse Veterinary Technologies, LLC	112,500	90,000
Interest expense, net	(236,280)	(217,281)
Loss on foreign currency exchange	(3,591)	(7,013)

TOTAL OTHER INCOME (EXPENSE)	(127,371)	(134,294)

LOSS BEFORE INCOME TAXES	(2,183,326)	(2,994,755)

INCOME TAX EXPENSE	—	—

NET LOSS	(2,183,326)	(2,994,755)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	10,998	(568)

TOTAL COMPREHENSIVE LOSS	$(2,172,328)	$(2,995,323)

LOSS PER SHARE:
Net loss — basic	$(0.14)	$(0.24)

Net loss — diluted	$(0.14)	$(0.24)

Weighted average shares outstanding — basic	16,143,655	12,509,657

Weighted average shares outstanding — diluted	16,143,655	12,509,657

See accompanying notes to unaudited condensed
consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,183,326)	$(2,994,755)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	76,689	76,689
Accrued interest	159,273	218,736
Depreciation	6,237	194,732
Change in allowance for doubtful accounts	44,302	10,621
Stock-based compensation	152,448	483,270
Changes in assets — (increase)/decrease
Accounts receivable — trade	(100,803)	(34,016)
Inventory	40,838	31,420
Prepaid expenses	(37,467)	(456)
Due from Pulse Veterinary Technologies, LLC	(126,479)	(72,521)
Other assets	(45)	276
Assets held for sale	—	(10,792)
Changes in liabilities — increase/(decrease)
Accounts payable	(267,968)	384,738
Accrued employee compensation	151,686	151,298
Accrued expenses	64,832	(159,350)
Interest payable, related parties	(2,906)	—

NET CASH USED BY OPERATING ACTIVITIES	(2,022,689)	(1,720,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes, related parties	—	1,000,000
Proceeds from unit options exercised, related parties	2,463,008	—
Proceeds from unit options exercised	1,437,326	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,900,334	1,000,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	10,998	(568)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,888,643	(720,678)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417,457	1,786,369

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,306,100	$1,065,691

SUPPLEMENTAL INFORMATION
Cash paid for interest	$81,864	$—

See accompanying notes to unaudited condensed
consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
2. Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011.
The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.
For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 28, 2011. Please also refer to Note 6 to the condensed consolidated financial statements in this Form 10-Q regarding the Company’s adoption of recent accounting pronouncements.
3. Going concern
As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $2,183,326 and $2,994,755 during the three months ended March 31, 2011 and 2010, respectively. We had a working capital deficiency of $5,066,300 and $7,029,635 at March 31, 2011 and December 31, 2010, respectively. These operating losses and working capital deficiency create an uncertainty about the Company’s ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is economically dependent upon future capital contributions or financing to fund ongoing operations. See “Liquidity and Capital Resources” elsewhere in this report.
On April 8, 2011 the Company raised gross proceeds of $9,114,927 in a private placement of the Company’s common stock and warrants to certain institutional and accredited investors. The net proceeds received by the Company were $8,467,121, net of offering costs of $647,806 (see Note 18).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
4. Promissory notes
During the year ended December 31, 2010, the Company issued ten promissory notes totaling $2,450,000. On October 12, 2010, in conjunction with an offering of securities (the “Offering”) of the Company pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Act”), the Company amended the terms of the ten outstanding promissory notes such that the unpaid principal and interest on each note was exchanged into the number of Units (as described below) equal to (i) the unpaid principal and interest on each such note, divided by (ii) 2. In accordance with ASC 470, “Debt”, in October 2010 the Company recorded a loss from extinguishment of debt of $2,693,896 which was the difference between the estimated fair value of the Units on the date of exchange of $5,211,556 as compared to the carrying value of the promissory notes of $2,517,660.
Each “Unit” in the Offering consisted of: (i) one share of common stock, par value $0.001 per share (the “Common Stock”); (ii) a two-year common stock purchase warrant (the “Class D Warrant”) to purchase one share of Common Stock, at an exercise price of $2.00; and (iii) an option (the “Option”), which, as amended, expired on January 31, 2011, to purchase the same number of Units as granted pursuant to the transaction, at the purchase price of $2.00 per Unit. The unpaid principal and interest on the notes totaled $2,517,660, and this sum was exchanged into a total of 1,258,830 Units which consisted of 1,258,830 shares of Common Stock, 1,258,830 Class D Warrants and 1,258,830 Options.
The chairman of the board of directors of the Company exchanged promissory notes totaling $1,790,504 and the brother of a member of the board of directors of the Company exchanged promissory notes totaling $522,504 in the Offering.
5. Common stock
On September 30, 2010, in conjunction with an offering of securities of the Company under the Act, the Company issued 150,000 Units to certain “accredited investors,” as that term is defined in the Securities and Exchange Commission’s (the “SEC”) Rule 501 under the Act, for an aggregate total purchase price of $300,000. On October 1, 2010, November 19, 2010, and December 7, 2010 in conjunction with offerings of securities of the Company under the Act, the Company issued 250,000, 142,500 and 382,500 Units to “accredited investors” for $500,000, $285,000 and $765,000, respectively. Each Unit was sold to the new investors at a purchase price of $2.00 per Unit. As a result of the offerings, the Company sold 925,000 Units which consisted of 925,000 shares of Common Stock, 925,000 Class D Warrants and 925,000 Options. This includes 175,000 Units purchased by the brother of a member of the board of directors of the Company for a total purchase price of $350,000.
As of December 31, 2010, the Option holders exercised 101,163 Options for total gross proceeds of $202,326 to the Company. In connection with the exercise of the Options, the Company issued 101,163 shares of Common Stock and 101,163 Class D Warrants.
Between January 1 and January 31, 2011, Option holders exercised 1,950,167 Options for total gross proceeds of $3,900,334 to the Company. In connection with the exercise of Options in January 2011, the Company issued 1,950,167 shares of Common Stock and 1,950,167 Class D Warrants. The Option holders included the chairman of the board of directors of the Company who exercised 545,252 Options and the brother of a member of the board of directors of the Company who exercised 686,252 Options. The 132,500 Options that remained unexercised at January 31, 2011 expired by their terms.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
6. Recently Issued Accounting Standards
There have been no recently issued accounting standards that have an impact on our condensed consolidated financial statements.
7. Inventory
Inventory consists of the following:

	March 31,	December 31,
	2011	2010

Inventory — finished goods	$478,879	$539,141
Inventory — parts	84,126	78,202

Gross inventory	563,005	617,343
Provision for losses and obsolescence	(140,200)	(153,700)

Net inventory	$422,805	$463,643

8. Property and equipment
Property and equipment consists of the following:

	March 31,	December 31,
	2011	2010

Machines and equipment	$199,520	$199,520
Office and computer equipment	296,120	296,120
Leasehold improvements	67,421	67,421
Furniture and fixtures	24,613	24,613
Vehicles	22,531	22,531
Software	40,233	40,233
Other assets	5,080	5,080

Total	655,518	655,518
Accumulated depreciation	(648,369)	(642,132)

Net property and equipment	$7,149	$13,386

The aggregate depreciation related to property and equipment charged to operations was $6,237 and $26,508 for the three months ended March 31, 2011 and 2010, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
9. Intangible assets
Intangible assets consist of the following:

	March 31,	December 31,
	2011	2010

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(1,738,286)	(1,661,597)

Net intangible assets	$1,763,849	$1,840,538

The aggregate amortization charged to operations was $76,689 for each of the three months ended March 31, 2011 and 2010.
10. Accrued expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2011	2010

Accrued legal professional fees	$220,192	$64,531
Accrued audit and tax preparation	53,771	89,173
Accrued clinical site payments	—	82,500
Accrued other	47,073	20,000

	$321,036	$256,204

11. Income taxes
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
At March 31, 2011, the Company had federal net operating loss (“NOL”) carryforwards of $40,896,849 that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at March 31, 2011, indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2011. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
11. Income taxes (continued)
The Company’s ability to use its NOL carryforwards could be limited and subject to annual limitations. In connection with future offerings, the Company may realize a “more than 50% change in ownership” which could further limit its ability to use its NOL carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of all or portions of its NOL carryforwards for federal income tax purposes.
12. Notes payable, related parties
The notes payable consists of the following:

	March 31,	December 31,
	2011	2010
Notes payable, unsecured, bearing interest at 6% to HealthTronics, Inc., a shareholder of the Company. The notes were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $80,071 and $82,977 at March 31, 2011 and December 31, 2010, respectively. Accrued interest not payable until August 1, 2015 totaled $1,372,743 at March 31, 2011 and December 31, 2010.
	$5,372,743	$5,372,743

Notes payable, unsecured, bearing interest at 15% to Prides Capital Fund I, LP and NightWatch Capital Partners II, LP, shareholders of the Company. Quarterly interest through March 31, 2011, is accrued and added to the principal balance. Unpaid accrued interest and principal is due September 30, 2011. Accrued interest totaled $1,206,563 and $1,047,290 at March 31, 2011 and December 31, 2010, respectively. All or any portion of the unpaid principal can be converted into common stock with a conversion price of $2.92 per share.	4,406,563	4,247,290

Total	9,779,306	9,620,033
Less current portion	(4,406,563)	(4,247,290)

Non-current portion	$5,372,743	$5,372,743

Interest expense on notes payable, related parties totaled $238,231 and $217,180 for the three months ended March 31, 2011 and 2010, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
12. Notes payable, related parties (continued)
On April 4, 2011, the Company amended the terms of outstanding notes with Prides Capital Fund I, LP and NightWatch Capital Partners II, LP such that the unpaid principal and interest balance on the notes totaling $4,413,908 was cancelled in consideration for the issuance of 1,358,126 shares of common stock of the Company. In addition, the Company, in connection with this transaction, issued to the Noteholders (as defined in Note 18 below) an aggregate total of 679,064 warrants to purchase shares of common stock at an exercise price of $4.00 per share. The Company is currently evaluating the accounting treatment for this transaction to be recorded in the second quarter of 2011(see Note 18).
13. Earnings (loss) per share
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
As a result of the net loss for the three months ended March 31, 2011 and 2010, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 10,092,876 shares and 6,160,276 shares at March 31, 2011 and 2010, respectively.
14. Commitments and contingencies
Operating Leases
The Company leases office and warehouse space. Rent expense for the three months ended March 31, 2011 and 2010, was $86,434 and $87,089, respectively.
Litigation
The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.
HealthTronics, Inc., along with the Company, are defendants in an alleged breach of contract lawsuit dated April 21, 2006 brought in the Miami-Dade County Circuit Court, Florida by a former limited partner of a former limited partnership of the Company, Bone & Joint Treatment Centers of America. Bone & Joint Treatment Centers of America, the plaintiff, is seeking greater than $3 million. HealthTronics, Inc. has been responsible for the defense of the lawsuit on behalf of the Company and believes the case is unfounded and is contesting the claims vigorously.
15. 401k plan
The Company sponsors a 401k plan that covers all employees who meet the eligibility requirements. The Company matches 50% of employee contributions up to 6% of their compensation. The Company contributed $17,857 and $16,661 to the plan for the three months ended March 31, 2011 and 2010, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
16. Stock-based compensation
On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Amended Plan”). The Amended Plan permits grants of awards to selected employees and directors of the Company in the form of restricted stock or options to purchase shares of common stock. The Amended Plan is currently administered by the board of directors of the Company. The Amended Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. Stock options granted under the Amended Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. The Amended Plan reserves 5,000,000 shares of common stock for grant.
The Company recognized as compensation cost for all outstanding stock options, restricted stock and warrants granted to employees and directors, $152,448 and $483,270 for the three months ended March 31, 2011 and 2010, respectively.
A summary of option activity as of March 31, 2011 and December 31, 2010, and the changes during the three months ended March 31, 2011, is presented as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of December 31, 2010	2,992,796	$3.20
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding as of March 31, 2011	2,992,796	$3.20

Exercisable	2,135,365	$2.59

The aggregate intrinsic value of the outstanding stock options at March 31, 2011 was $6,883,431. The aggregate intrinsic value of the exercisable outstanding stock options at March 31, 2011 was $6,213,912.
The weighted average remaining contractual term for outstanding and exercisable stock options was 6.9 years as of March 31, 2011, and 7.1 years as of December 31, 2010.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
16. Stock-based compensation (continued)
A summary of the Company’s nonvested options as of March 31, 2011 and December 31, 2010, and changes during the three months ended March 31, 2011, is presented as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Outstanding as of December 31, 2010	883,993	$1.67
Granted	—	$—
Vested	(26,562)	$2.51
Forfeited or expired	—	$—

Outstanding as of March 31, 2011	857,431	$1.65

A summary of the Company’s restricted stock as of March 31, 2011 and December 31, 2010, and changes during the three months ended March 31, 2011, is presented as follows:

Weighted
Average
	Restricted	Grant-Date
	Stock	Fair Value
Outstanding as of December 31, 2010	403,030	$2.92
Granted	—	$—
Vested	(403,030)	$2.92
Forfeited or expired	—	$—

Outstanding as of March 31, 2011	—	$—

17. Warrants
A summary of the warrant activity as of March 31, 2011 and December 31, 2010, and the changes during the three months ended March 31, 2011, is presented as follows:

	Class A	Class B	Class D
	Warrants	Warrants	Warrants
Outstanding as of December 31, 2010	1,106,627	1,106,627	2,284,993
Issued	—	—	1,950,167
Exercised	—	—	—
Cancelled	—	—	—

Outstanding as of March 31, 2011	1,106,627	1,106,627	4,235,160

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
17. Warrants (continued)
The Class A and Class B Warrants expire five years from date of issuance and the Class D Warrants expire two years from date of issuance. The Class A Warrants have an exercise price of $4.00 per share, the Class B Warrants have an exercise price of $8.00 per share, and the Class D Warrants have an exercise price of $2.00 per share.
The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another corporation.
18. Subsequent events
The Company has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements.
On April 4, 2011, in conjunction with an offering of securities of the Company, pursuant to certain exemptive provisions from registration under the Act and related rules and regulations of the SEC, the Company entered into a Securities Purchase Agreement with certain “accredited investors” (as that term is defined in the SEC’s Regulation D) (the “Purchasers”) for the issuance of an aggregate total 2,804,593 shares of the Company’s Common Stock for an aggregate total purchase price of $9,114,927. The net proceeds received by the Company were $8,467,121, net of offering costs of $647,806. The Company intends to use the proceeds from this offering for working capital and general corporate purposes. The offering closed effective April 8, 2011. In addition, the Company, in connection with this offering, issued to the Purchasers an aggregate total of 2,804,593 warrants (the “Class E Warrants”) to purchase shares of Common Stock at an exercise price of $4.00 per share. Each Class E Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after five years. The placement agent was also issued 93,080 Class E Warrants. The brother of a member of our board of directors and an existing shareholder of the Company acquired 310,000 shares of Common Stock for a purchase price of $1,007,500. He also received Class E Warrants to purchase 310,000 shares.
Pursuant to the terms of a Registration Rights Agreement that the Company entered with the Purchasers in connection with the April 4, 2011 offering, the Company is required to file a registration statement or registration statements with the SEC that cover the resale by the Purchasers in the Offering of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Class E Warrants. The failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.
On April 4, 2011, the Noteholders (as defined below) of the amended senior notes (the “Notes”) of the Company exchanged the unpaid principal and interest balance of the Notes which totaled $4,413,908 in consideration for the issuance of 1,358,126 shares of Common Stock of the Company. In addition, the Company, in connection with this transaction, issued to the Noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share. Each warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after five years. The Company is currently evaluating the accounting treatment for this transaction to be recorded in the second quarter of 2011.
The Notes were held by Prides Capital Fund I, LP and NightWatch Capital Partners II, LP (the “Noteholders”). The chairman of the Company’s board of directors serves as the managing partner of Prides Capital, LLC, an affiliate of Prides Capital Fund I, LP. A member of the Company’s board of directors serves as managing principal of NightWatch Capital Advisors, LLC, an affiliate of NightWatch Capital Partners II, LP.
The Company is currently evaluating the impact, if any, these transactions could have on the Company’s ability to use its NOL carryforwards to reduce future taxable income and tax liabilities which could be limited if the Company were to realize a “more than 50% change in ownership” as defined in Section 382 of the United States tax code.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2011.
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
We believe we have demonstrated that our PACE technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved Ossatron device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our Ossatron and Evotron, and newly introduced orthoPACE devices in Europe. Our lead product candidate for the global wound care market, dermaPACE, has received the European CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We currently do not have any commercial products in the United States. Revenues are from sales of CE Marked devices and accessories in Europe.
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

Importantly, there were no statistical differences in the adverse event rates between the dermaPACE treated patients and the sham control group. There were no issues regarding the tolerability of the treatment which suggests that a second course of treatment, if needed, is a clinically viable option.
Based on the results of the clinical trial, the dermaPACE was shown to:
•	significantly accelerate the rate of diabetic foot ulcer closure;
•	cause highly significant reductions in ulcer size;
•	have an extremely low rate of ulcer recurrence; and
•	not be associated with any device-related adverse events.
We have filed the first two modules of our PMA. We expect to file our final module with the FDA in the second quarter of 2011 and, pending a favorable response from the FDA, to launch dermaPACE in the United States in early 2012.
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
Financial Overview
Our independent registered public accounting firm has issued a “going concern” statement in its report on our consolidated financial statements for the year ended December 31, 2010, stating that we had a net loss and negative cash flows from operations in fiscal 2010, and that we have an accumulated deficit. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this going-concern uncertainty.
Subsequent to quarter end, in April 2011, we completed a private placement to 28 institutional and individual accredited investors of 2,804,593 shares of our Common Stock at a purchase price of $3.25 per share, for gross proceeds of $9,114,927. The net proceeds received by the Company were $8,467,121, net of offering costs of $647,806. As part of the private placement, the investors were issued five-year warrants to purchase up to 2,804,593 shares of our Common Stock at an initial exercise price of $4.00 per share. The warrants vested upon issuance and expire after five years. The placement agent was also issued 93,080 warrants with the same terms as those issued to the investors. The net proceeds from the private placement, following the payment of offering-related expenses, are being used by us for working capital and other general corporate purposes.
In addition, in April 2011, the noteholders (the “Noteholders”) of our amended senior notes (the “Notes”) exchanged the unpaid principal and interest balance of the Notes which totaled $4,413,908 in consideration for the issuance of 1,358,126 shares of our Common Stock. In connection with this transaction, we issued to the Noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share. Each warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after five years.

In January 2011, we raised $3,900,334 from a group of accredited investors through the exercise of options they received in 2010 as part of a purchase of a Unit.
Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales. At March 31, 2011, the balance of cash and cash equivalents totaled $2,306,100.
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
Since our inception, we have incurred losses from operations each year. As of March 31, 2011, we had an accumulated deficit of $56.5 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we continue to fund our research and development activities, clinical trials and the FDA approval process and as we prepare for a future sales network to represent our products.
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
Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors — Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 28, 2011.
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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 28, 2011, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, stock-based compensation and income taxes are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.
Revenue Recognition
Sales of medical devices, including related applicators and applicator kits, are recognized when shipped to the customer. Shipments under agreements with distributors are invoiced at a fixed price, are not subject to return, and payment for these shipments is not contingent on sales by the distributor. We recognize revenue on shipments to distributors in the same manner as with other customers. Fees from services performed are recognized when the service is performed.
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
Results of Operations for the Three Months ended March 31, 2011 and 2010 (Unaudited)
Revenues and Cost of Revenues
Revenues for the three months ended March 31, 2011 were $251,753, compared to $143,102 for the same period in 2010, an increase of $108,651, or 76%. The increase in revenues for 2011, as compared to the same period in 2010, was a result of sales in Europe of our new product, orthoPACE, for orthopedic, trauma and sports medicine indications which was introduced in July 2010.
Cost of revenues for the three months ended March 31, 2011 was $93,298, compared to $47,644 for the same period in 2010. Gross profit as a percentage of revenues was 63% for the three months ended March 31, 2011, as compared to 67% for the same period in 2010. The decrease in gross profit as a percentage of revenues in 2011, as compared to the same period in 2010, was due to lower margin on the new orthoPACE device sales sold to distributors as demonstration devices in 2011.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2011 were $749,299, compared to $1,085,974 for the same period in 2010, a decrease of $336,675, or 31%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2011, as compared to the same period in 2010, due to lower expenses related to clinical site payments, clinical monitoring and clinical database costs for the clinical trial of dermaPACE for treating diabetic foot ulcers in the United States as enrollment and patient follow-up ended during 2010 and the costs for 2011 transitioned to clinical results analysis.
We expect to continue to incur significant research and development expenses as a result of next generation technology development, the finalization of our clinical trial of dermaPACE for diabetic foot ulcers in the United States and other new product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2011 were $1,382,185, compared to $1,598,524 for the same period in 2010, a decrease of $216,339, or 14%. General and administrative expenses include the non-cash costs for stock-based compensation of $152,448 and $483,270 for the three months ended March 31, 2011 and 2010, respectively. The decrease in non-cash compensation costs for stock compensation of $330,822 for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to the restricted stock granted in 2009 becoming fully vested and expensed as of January 1, 2011.

Excluding the non-cash costs for stock-based compensation, general and administrative expenses were $1,229,737 for the three months ended March 31, 2011, as compared to $1,115,254 for the same period in 2010, an increase of $114,483, or 10%. The increase in general and administrative expenses is mainly due to increased legal and public company related costs as a result of capital fund raising activities.
We expect that general and administrative expenses will increase as we expand our operations and other administrative activities related to our efforts to bring our products to commercialization.
Depreciation and Amortization
Depreciation for the three months ended March 31, 2011 was $6,237, compared to $194,732 for the same period in 2010, a decrease of $188,495, or 97%. The decrease was primarily due to depreciation expense of $168,224 for the three months ended March 31, 2010 on assets held for sale. There was no depreciation expense for the three months ended March 31, 2011 on assets held for sale. As of December 31, 2010, the assets held for sale were fully depreciated as management determined that the market for selling the used Ossatron mobile service devices, which were classified as held for sale, was not probable due to the age of the devices and changes in international electrical standards for which the devices were no longer compliant.
Amortization of intangible assets for the three months ended March 31, 2011 and 2010 was $76,689.
Other Income (Expense)
On June 3, 2009, we sold our veterinary division to Pulse Veterinary Technologies, LLC (“Pulse Vet”). Under terms of the asset purchase agreement, we will continue to provide production services at the direction of Pulse Vet for a fee until April 30, 2012, unless Pulse Vet elects to terminate the agreement at an earlier date. The income for these transitional services was $112,500 and $90,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of $22,500 or 25%. The increase was due to the contractual increase in the monthly production services effective January 1, 2011.
Interest expense, net, for the three months ended March 31, 2011 was $236,280, compared to $217,281 for the same period in 2010, an increase of $18,999, or 9%. The increase was primarily due to interest accruing at 15% per annum on certain notes payable to related parties, on the accumulated unpaid principal and interest balances.
Provision for Income Taxes
At March 31, 2011, we had federal net operating loss carryforwards of approximately $40.9 million that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.
Net Loss
Net loss for the three months ended March 31, 2011 was $2,183,326, or ($0.14) per basic and diluted share, compared to a net loss of $2,994,755, or ($0.24) per basic and diluted share, for the three months ended March 31, 2010. We anticipate that our operating losses will continue over the next several years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to represent our products.

Liquidity and Capital Resources
We incurred a net loss of $2,183,326 and $2,994,755 for the three months ended March 31, 2011 and 2010, respectively. We had a working capital deficiency of $5,066,300 and $7,029,635 at March 31, 2011 and December 31, 2010, respectively. These operating losses and working capital deficiency create uncertainty about our ability to continue as a going concern. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. We are dependent upon future capital contributions or financing to fund ongoing operations. At March 31, 2011, we had $2,306,100 in cash and cash equivalents held in three financial institutions.
Subsequent to quarter end, in April 2011, we completed a private placement to 28 institutional and individual accredited investors of 2,804,593 shares of our Common Stock at a purchase price of $3.25 per share, for gross proceeds of $9,114,927. The net proceeds received by the Company were $8,467,121, net of offering costs of $647,806. As part of the private placement, the investors were issued five-year warrants to purchase up to 2,804,593 shares of our Common Stock at an initial exercise price of $4.00 per share. The warrants vested upon issuance and expire after five years. The placement agent was also issued 93,080 warrants with the same terms as those granted to the investors. The net proceeds from the private placement, following the payment of offering-related expenses, are being used by us for working capital and other general corporate purposes.
In addition, in April 2011, the Noteholders of our Notes exchanged the unpaid principal and interest balance of the Notes which totaled $4,413,908 in consideration for the issuance of 1,358,126 shares of our Common Stock. In connection with this transaction, we issued to the Noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share. Each warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after five years.
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
For the three months ended March 31, 2011, net cash used by operating activities was $2,022,689, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by financing activities for the three months ended March 31, 2011 was $3,900,334, which consisted of the proceeds from the exercise of unit options. Cash and cash equivalents increased by $1,888,643 for the three months ended March 31, 2011 as a result of the financing activities.
For the three months ended March 31, 2010, net cash used by operating activities was $1,720,110, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations. Net cash provided by financing activities for the three months ended March 31, 2010 was $1,000,000, which consisted of the proceeds from the issuance of promissory notes payable. Cash and cash equivalents decreased by $720,678 for the three months ended March 31, 2010.
Segment and Geographic Information
We have determined that we are principally engaged in one operating segment. The Company’s revenues are generated from sales in Europe.

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
Contractual Obligations
Our major outstanding contractual obligations relate to our operating leases for our facilities, purchase and supplier obligations for product component materials and equipment, and our notes payable. We have disclosed these obligations in our most recent Annual Report on Form 10-K. There were no material contractual obligations entered into during the quarter ended March 31, 2011.
Subsequent to quarter end, on April 4, 2011, in conjunction with an offering of securities of the Company, pursuant to certain exemptive provisions from registration under the Act and related rules and regulations of the SEC, the Company entered into a Securities Purchase Agreement with Purchasers for the issuance of an aggregate total 2,804,593 shares of the Company’s Common Stock for an aggregate total purchase price of $9,114,927. The offering closed effective April 8, 2011. The net proceeds received by the Company were $8,467,121, net of offering costs of $647,806. In addition, the Company, in connection with this offering, issued to the Purchasers an aggregate total of 2,804,593 Class E Warrants. The placement agent was also issued 93,080 Class E Warrants. Pursuant to the terms of a Registration Rights Agreement that the Company entered with the Purchasers in connection with the April 4, 2011 offering, the Company is required to file a registration statement or registration statements with the Commission that cover the resale by the Purchasers in the offering of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Class E Warrants. The failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.
In addition, subsequent to quarter end, on April 4, 2011, Prides Capital Fund I, LP and NightWatch Capital Partners II, LP, the holders of the amended senior notes of the Company, exchanged the unpaid principal and interest balance of the Notes which totaled $4,413,908 in consideration for the issuance of 1,358,126 shares of Common Stock of the Company. In connection with this transaction, the Company issued to the Noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share. Each warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after five years. The Company is currently evaluating the accounting treatment for this transaction to be recorded in the second quarter of 2011.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.
Effects of Inflation
Because our assets are, to an extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable during the period of time that we are bringing the product candidates to market. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our condensed consolidated financial condition and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Item 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2011.
The Company had previously reported, as of December 31, 2010, a material weakness in the Company’s internal control over financial reporting process for the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions related to the appropriate treatments of complex financial instruments, derivatives and stock-based compensation. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management believes the material weaknesses indentified above were due to the complex and non-routine nature of the Company’s complex financial instruments, derivatives and stock-based compensation.
Management Plan to Remediate Material Weaknesses
Management is actively engaged in developing a remediation plan to address the material weakness related to its processes and procedures surrounding the accounting for non-cash stock-based compensation expense. Implementation of the remediation plan is in process and consists of, among other things, redesigning the procedures to enhance its identification, capture, review, approval and recording of contractual terms included in equity arrangements. Management is also pursuing engaging, as necessary, an outside consultant to assist in the application of United States GAAP to complex transactions, including the accounting for complex financial instruments, derivatives and stock-based compensation. These measures are intended both to address the identified material weaknesses and to enhance our overall internal control environment.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed above.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
Other than legal proceedings described below, there are no material pending legal proceedings to which we are a party or of which any of our properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority.
HealthTronics, Inc., along with the Company, are defendants in an alleged breach of contract lawsuit dated April 21, 2006 brought in the Miami-Dade County Circuit Court, Florida by a former limited partner of a former limited partnership of the Company, Bone & Joint Treatment Centers of America. Bone & Joint Treatment Centers of America, the plaintiff, is seeking greater than $3 million. HealthTronics, Inc. has been responsible for the defense of the lawsuit on behalf of the Company and believes the case is unfounded and is contesting the claims vigorously.
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
Dated: May 16, 2011

SANUWAVE HEALTH, INC.
By:	/s/ Christopher M. Cashman
Christopher M. Cashman
Chief Executive Officer and President