Form 10-Q
period 2011-06-30
SANUWAVE Health, Inc.
filed 2011-08-10
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(770) 419-7525
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

As of August 5, 2011, there were issued and outstanding 20,907,536 shares of the registrant’s common stock, $.001 par value.

 SANUWAVE Health, Inc.

Table of Contents

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 6.	Exhibits	25

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

PART I — FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,773,719	$417,457
Accounts receivable - trade, net of allowance for doubtful accounts of $56,654 in 2011 and $36,903 in 2010	100,843	95,549
Inventory (Note 6)	448,277	463,643
Prepaid expenses	149,119	121,084
Due from Pulse Veterinary Technologies, LLC	99,008	45,389
TOTAL CURRENT ASSETS	8,570,966	1,143,122

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 7)	22,330	13,386

OTHER ASSETS	32,644	32,253

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 8)	1,687,160	1,840,538

TOTAL ASSETS	$10,313,100	$3,029,299

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,608,295	$1,829,815
Accrued employee compensation	315,237	1,101,410
Accrued expenses (Note 9)	138,888	256,204
Notes payable, related parties (Notes 4 and 11)	-	4,247,290
Interest payable, related parties (Note 11)	80,968	82,977
Liabilities related to discontinued operations	655,061	655,061
TOTAL CURRENT LIABILITIES	2,798,449	8,172,757

NOTES PAYABLE, RELATED PARTIES (Note 11)	5,372,743	5,372,743
TOTAL LIABILITIES	8,171,192	13,545,500

COMMITMENTS AND CONTINGENCIES (Note 13)	-	-

GOING CONCERN (Note 3)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding	-	-

COMMON STOCK, par value $0.001, 50,000,000 shares authorized; 20,907,536 in 2011 and 14,794,650 in 2010 issued and outstanding (Note 4)	20,908	14,795

ADDITIONAL PAID-IN CAPITAL	62,122,374	43,728,133

ACCUMULATED OTHER COMPREHENSIVE INCOME	24,190	10,902

RETAINED DEFICIT	(60,025,564)	(54,270,031)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,141,908	(10,516,201)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,313,100	$3,029,299

See accompanying notes to unaudited condensed consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

REVENUES	$163,749	$117,226	$415,502	$260,328

COST OF REVENUES	47,233	40,936	140,531	88,580

GROSS PROFIT	116,516	76,290	274,971	171,748

OPERATING EXPENSES
Research and development	795,118	895,651	1,544,417	1,981,625
General and administrative	1,510,390	1,498,236	2,892,575	3,096,760
Depreciation	6,244	185,202	12,481	379,934
Amortization	76,689	76,690	153,378	153,379
TOTAL OPERATING EXPENSES	2,388,441	2,655,779	4,602,851	5,611,698

OPERATING LOSS	(2,271,925)	(2,579,489)	(4,327,880)	(5,439,950)

OTHER INCOME (EXPENSE)
Transitional services provided to Pulse Veterinary Technologies, LLC	112,500	90,125	225,000	180,125
Gain on sale of assets	-	2,065	-	2,065
Extinguishment of debt (Note 11)	(1,318,781)	-	(1,318,781)	-
Interest expense, net	(79,794)	(240,243)	(316,074)	(457,524)
Gain (loss) on foreign currency exchange	(14,207)	392	(17,798)	(6,621)

TOTAL OTHER INCOME (EXPENSE)	(1,300,282)	(147,661)	(1,427,653)	(281,955)

LOSS BEFORE INCOME TAXES	(3,572,207)	(2,727,150)	(5,755,533)	(5,721,905)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(3,572,207)	(2,727,150)	(5,755,533)	(5,721,905)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,290	(3,593)	13,288	(4,161)
TOTAL COMPREHENSIVE LOSS	$(3,569,917)	$(2,730,743)	$(5,742,245)	$(5,726,066)

LOSS PER SHARE:
Net loss - basic	$(0.17)	$(0.22)	$(0.31)	$(0.46)
Net loss - diluted	$(0.17)	$(0.22)	$(0.31)	$(0.46)

Weighted average shares outstanding - basic	20,537,517	12,509,657	18,340,586	12,509,657
Weighted average shares outstanding - diluted	20,537,517	12,509,657	18,340,586	12,509,657

See accompanying notes to unaudited condensed consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,755,533)	$(5,721,905)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	153,378	153,379
Accrued interest	166,618	460,125
Depreciation	12,481	379,934
Change in allowance for doubtful accounts	19,751	9,007
Gain on sale of property and equipment	-	(2,065)
Stock-based compensation	300,210	937,700
Extinguishment of debt	1,318,781	-
Changes in assets - (increase)/decrease
Accounts receivable - trade	(25,045)	(30,724)
Inventory	15,366	45,045
Prepaid expenses	(28,035)	(11,685)
Due from Pulse Veterinary Technologies, LLC	(53,619)	(23,224)
Other assets	(391)	349
Assets held for sale	-	2,516
Changes in liabilities - increase/(decrease)
Accounts payable	(221,520)	747,501
Accrued employee compensation	(786,173)	299,266
Accrued expenses	(117,316)	(252,669)
Interest payable, related parties	(2,009)	-
NET CASH USED BY OPERATING ACTIVITIES	(5,003,056)	(3,007,450)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	2,500
Purchase of property and equipment	(21,425)	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(21,425)	2,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	8,467,121	-
Proceeds from unit options exercised, related parties	2,463,008	-
Proceeds from unit options exercised	1,437,326	-
Proceeds from promissory notes, related parties	-	1,500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,367,455	1,500,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	13,288	(4,161)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,356,262	(1,509,111)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417,457	1,786,369
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,773,719	$277,258

SUPPLEMENTAL INFORMATION
Cash paid for interest	$161,935	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued in exchange for notes payable, related parties (Notes 4 and 11)	$4,413,908	$-

See accompanying notes to unaudited condensed consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

1.           Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an emerging global regenerative medicine company focused on the development and commercialization of noninvasive, biological response activating devices for the repair and regeneration of tissue, musculoskeletal and vascular structures.  The Company’s portfolio of products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration.  The Company intends to apply its Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions.  The Company currently does not have any commercial products in the United States.  Revenues are from sales of the European Conformity Marking (“CE Mark”) devices and accessories in Europe.

2.           Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 28, 2011.  Please also refer to Note 5 to the condensed consolidated financial statements in this Form 10-Q regarding the Company’s adoption of recent accounting pronouncements.

3.           Going concern

As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $5,755,533 and $5,721,905 for the six months ended June 30, 2011 and 2010, respectively.  These operating losses create an uncertainty about the Company’s ability to continue as a going concern.  Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  See “Liquidity and Capital Resources” elsewhere in this report.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

4.           Equity transactions

Private placement and note exchange

On April 8, 2011, the Company completed a private placement to 28 institutional and individual accredited investors of 2,804,593 shares of common stock, $0.001 par value per share (the “Common Stock”), at a purchase price of $3.25 per share, for gross proceeds of $9,114,927. The net proceeds received by the Company were $8,467,121, net of offering costs of $647,806. As part of the private placement, the investors were issued five-year warrants to purchase up to 2,804,593 shares of Common Stock at an exercise price of $4.00 per share.  In addition, the placement agent for the private placement was issued five-year warrants to purchase 93,080 shares of Common Stock at an exercise price of $4.00 per share.  The warrants vested upon issuance and expire after five years.

For each of the warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement if a registration statement covering the shares of Common Stock underlying such warrants is not effective.

The Company agreed, pursuant to the terms of a registration rights agreement with the investors, to file a shelf registration statement with respect to the resale of the shares of Common Stock sold to the investors and shares of Common Stock issuable upon exercise of the warrants with the Securities and Exchange Commission (the “SEC”) on or before May 20, 2011; and to use its best efforts to have the registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 30 days after the initial filing date (or 90 days in the event of a review of the registration statement by the SEC). The Company also agreed to keep the registration statement effective until all registrable securities may be sold under Rule 144 under the Securities Act of 1933 and if the Company is unable to comply with this covenant, the Company will be required to pay liquidated damages to the investors in the amount of 2.0% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 12% of the purchase price), with such liquidated damages payable in cash. The Company filed the registration statement on May 10, 2011, it was subject to a review by the SEC and an amended registration was filed on June 10, 2011.  The registration statement was declared effective by the SEC on June 28, 2011.  We evaluated any liability under the registration rights agreement at June 30, 2011 and determined no accrual was necessary.

On April 4, 2011, Prides Capital Fund I, LP and NightWatch Capital Partners II, LP (the “Noteholders”) of certain notes payable, related parties of the Company (the “Notes”), exchanged the unpaid principal and interest balance of the Notes which totaled $4,413,908 in consideration for the issuance of 1,358,126 shares of Common Stock.  In connection with this transaction, the Company issued to the Noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share.  Each warrant represents the right to purchase one share of Common Stock.  The warrants vested upon issuance and expire after five years.  In accordance with ASC 470, “Debt”, in April 2011 the Company recorded a loss from extinguishment of debt of $1,318,781 which was the difference between the estimated fair value of the Common Stock and warrants the Notes were exchanged for on the date of exchange of $9,330,326 as compared to the fair value of the Notes assuming the conversion feature in the Notes was exercised by the Noteholders of $8,011,545.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

4.           Equity transactions (continued)

Unit offerings and promissory notes

On September 30, 2010, in conjunction with an offering of securities of the Company pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Act”), the Company issued 150,000 Units (as described below) to certain “accredited investors,” as that term is defined in the SEC Rule 501 under the Act, for an aggregate total purchase price of $300,000.  On October 1, 2010, November 19, 2010, and December 7, 2010 in conjunction with offerings of securities of the Company under the Act, the Company issued 250,000, 142,500 and 382,500 Units to “accredited investors” for $500,000, $285,000 and $765,000, respectively.  Each Unit was sold to the new investors at a purchase price of $2.00 per Unit.  As a result of the offerings, the Company sold 925,000 Units which consisted of 925,000 shares of Common Stock, 925,000 Class D Warrants and 925,000 Options.  This includes 175,000 Units purchased by the brother of a member of the board of directors of the Company for a total purchase price of $350,000.

Each “Unit” consisted of: (i) one share of Common Stock; (ii) a two-year common stock purchase warrant (the “Class D Warrant”) to purchase one share of Common Stock, at an exercise price of $2.00; and (iii) an option (the “Option”), which, as amended, expired on January 31, 2011, to purchase the same number of Units as granted pursuant to the transaction, at the purchase price of $2.00 per Unit.

During the year ended December 31, 2010, the Company issued ten promissory notes totaling $2,450,000.  On October 12, 2010, in conjunction with an offering of securities of the Company pursuant to an exemption from registration under the Act, the Company amended the terms of the ten outstanding promissory notes such that the unpaid principal and interest on each note was exchanged into the number of Units equal to (i) the unpaid principal and interest on each such note, divided by (ii) 2.  The unpaid principal and interest on the notes totaled $2,517,660, and this sum was exchanged into a total of 1,258,830 Units which consisted of 1,258,830 shares of Common Stock, 1,258,830 Class D Warrants and 1,258,830 Options.  The chairman of the board of directors of the Company exchanged promissory notes totaling $1,790,504 and the brother of a member of the board of directors of the Company exchanged promissory notes totaling $522,504 in the offering.  In accordance with ASC 470, “Debt”, in October 2010 the Company recorded a loss from extinguishment of debt of $2,693,896 which was the difference between the estimated fair value of the Units on the date of exchange of $5,211,556 as compared to the carrying value of the promissory notes of $2,517,660.

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

5.           Recently Issued Accounting Standards

There have been no recently issued accounting standards that have an impact on our condensed consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

6.           Inventory

Inventory consists of the following:

	June 30,	December 31,
	2011	2010

Inventory - finished goods	$507,744	$539,141
Inventory - parts	89,033	78,202
Total	596,777	617,343
Provision for losses and obsolescence	(148,500)	(153,700)
Net inventory	$448,277	$463,643

7.           Property and equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2011	2010

Machines and equipment	$199,520	$199,520
Office and computer equipment	298,036	296,120
Leasehold improvements	67,421	67,421
Furniture and fixtures	24,613	24,613
Vehicles	22,531	22,531
Software	40,233	40,233
Other assets	2,391	5,080
Construction in progress	19,509	-
Total	674,254	655,518
Accumulated depreciation	(651,924)	(642,132)
Net property and equipment	$22,330	$13,386

The aggregate depreciation related to property and equipment charged to operations was $6,244 and $24,421 for the three months ended June 30, 2011 and 2010, respectively, and $12,481 and $50,929 for the six months ended June 30, 2011 and 2010, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

8.           Intangible assets

Intangible assets consist of the following:

	June 30,	December 31,
	2011	2010

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(1,814,975)	(1,661,597)
Net intangible assets	$1,687,160	$1,840,538

The aggregate amortization charged to operations was $76,689 and $76,690 for the three months ended June 30, 2011 and 2010, respectively and $153,378 and $153,379 for the six months ended June 30, 2011 and 2010, respectively.

9.           Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010

Accrued legal professional fees	$46,594	$64,531
Accrued audit and tax preparation	51,251	89,173
Accrued clinical site payments	-	82,500
Accrued other	41,043	20,000
	$138,888	$256,204

 10.           Income taxes

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

At June 30, 2011, the Company had federal net operating loss (“NOL”) carryforwards of $40,896,849 that will begin to expire in 2025.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions on ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at June 30, 2011, indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2011.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

10.           Income taxes (continued)

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

 11.           Notes payable, related parties

The notes payable consists of the following:

	June 30,	December 31,
	2011	2010
Notes payable, unsecured, bearing interest at
6% to HealthTronics, Inc., a shareholder of the Company.
The notes were issued in conjunction with the Company's
purchase of the orthopedic division of HealthTronics, Inc.
on August 1, 2005. Quarterly interest through June 30,
2010, was accrued and added to the principal balance.
Interest is paid quarterly in arrears beginning September 30,
2010. All remaining unpaid accrued interest and principal
is due August 1, 2015. Accrued interest currently payable
totaled $80,968 and $82,977 at June 30, 2011 and December
31, 2010, respectively. Accrued interest not payable until
August 1, 2015 totaled $1,372,743 at June 30, 2011 and
December 31, 2010.	$5,372,743	$5,372,743

Notes payable, unsecured, bearing interest at 15%
to Prides Capital Fund I, LP and NightWatch Capital
Partners II, LP, shareholders of the Company. Accrued interest totaled $1,047,290 at December 31, 2010. On April 4, 2011, the
notes were cancelled in consideration for the issuance of shares
of Common Stock and warrants of the Company (see Note 4).	-	4,247,290
Total	5,372,743	9,620,033
Less current portion	-	(4,247,290)
Non-current portion	$5,372,743	$5,372,743

Interest expense on notes payable, related parties totaled $88,312 and $241,389 for the three months ended June 30, 2011 and 2010, respectively, and $326,544 and $460,125 for the six months ended June 30, 2011 and 2010, respectively.

On April 4, 2011, the Company amended the terms of outstanding notes with Prides Capital Fund I, LP and NightWatch Capital Partners II, LP such that the unpaid principal and interest balance on the notes totaling $4,413,908 was cancelled in consideration for the issuance of 1,358,126 shares of Common Stock of the Company.  In addition, the Company, in connection with this transaction, issued to the noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share.  In accordance with ASC 470, “Debt”, in April 2011 the Company recorded a loss from extinguishment of debt of $1,318,781 which was the difference between the estimated fair value of the Common Stock and warrants the notes were exchanged for on the date of exchange of $9,330,326 as compared to the fair value of the notes assuming the conversion feature in the notes was exercised by the noteholders of $8,011,545.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

 12.           Earnings (loss) per share

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

As a result of the net loss for the three and six months ended June 30, 2011 and 2010, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.  The anti-dilutive equity securities totaled 12,172,076 shares and 6,312,194 shares at June 30, 2011 and 2010, respectively.

13.           Commitments and contingencies

Operating Leases

The Company leases office and warehouse space.  Rent expense for the three months ended June 30, 2011 and 2010, was $88,448 and $83,193, respectively, and $174,882 and $170,282 for the six months ended June 30, 2011 and 2010, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business.  While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

14.           401k plan

The Company sponsors a 401k plan that covers all employees who meet the eligibility requirements.  The Company matches 50% of employee contributions up to 6% of their compensation.  The Company contributed $18,545 and $18,089 to the plan for the three months ended June 30, 2011 and 2010, respectively, and $36,402 and $34,784 for the six months ended June 30, 2011 and 2010, respectively.

15.           Stock-based compensation

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

The Company recognized as compensation cost for all outstanding stock options, restricted stock and warrants granted to employees and directors, $147,762 and $454,430 for the three months ended June 30, 2011 and 2010, respectively, and $300,210 and $937,700 for the six months ended June 30, 2011 and 2010, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

15.           Stock-based compensation (continued)

A summary of option activity as of June 30, 2011 and December 31, 2010, and the changes during the three and six months ended June 30, 2011, is presented as follows:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding as of December 31, 2010	2,992,796	$3.20
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2011	2,992,796	$3.20
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2011	2,992,796	$3.20

Exercisable	2,146,925	$2.59

The aggregate intrinsic value of the outstanding stock options at June 30, 2011 was $389,063.  The aggregate intrinsic value of the exercisable outstanding stock options at June 30, 2011 was $1,588,725.

The weighted average remaining contractual term for outstanding and exercisable stock options was 6.6 years as of June 30, 2011, and 7.1 years as of December 31, 2010.

A summary of the Company’s nonvested options as of June 30, 2011 and December 31, 2010, and changes during the three and six months ended June 30, 2011, is presented as follows:

		Weighted
		Average
		Grant-Date
	Options	Fair Value
Outstanding as of December 31, 2010	883,993	$1.67
Granted	-	$-
Vested	(26,562)	$2.51
Forfeited or expired	-	$-
Outstanding as of March 31, 2011	857,431	$1.65
Granted	-	$-
Vested	(11,560)	$1.75
Forfeited or expired	-	$-
Outstanding as of June 30, 2011	845,871	$1.65

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

15.           Stock-based compensation (continued)

A summary of the Company’s restricted stock as of June 30, 2011 and December 31, 2010, and changes during the three and six months ended June 30, 2011, is presented as follows:

Weighted
Average
	Restricted	Grant-Date
	Stock	Fair Value
Outstanding as of December 31, 2010	403,030	$2.92
Granted	-	$-
Vested	(403,030)	$2.92
Forfeited or expired	-	$-
Outstanding as of March 31, 2011	-	$-
Granted	-	$-
Vested	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2011	-	$-

16.           Warrants

A summary of the warrant activity as of June 30, 2011 and December 31, 2010, and the changes during the three and six months ended June 30, 2011, is presented as follows:

	Class A	Class B	Class D	Class E
	Warrants	Warrants	Warrants	Warrants
Outstanding as of December 31, 2010	1,106,627	1,106,627	2,284,993	-
Issued	-	-	1,950,167	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding as of March 31, 2011	1,106,627	1,106,627	4,235,160	-
Issued	-	-	-	3,576,737
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding as of June 30, 2011	1,106,627	1,106,627	4,235,160	3,576,737

The Class A, Class B and Class E Warrants expire five years from date of issuance and the Class D Warrants expire two years from date of issuance.  The Class A and Class E Warrants have an exercise price of $4.00 per share, the Class B Warrants have an exercise price of $8.00 per share, and the Class D Warrants have an exercise price of $2.00 per share.

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another corporation.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

17.           Subsequent events

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements.

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

Overview

We are an emerging global regenerative medicine company focused on the development and commercialization of noninvasive, biological response activating devices for the repair and regeneration of tissue, musculoskeletal and vascular structures.  Our portfolio of products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration.  We intend to apply our Pulsed Acoustic Cellular Expression (PACE) technology in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions.

We believe we have demonstrated that our PACE technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States Food and Drug Administration (“FDA”) Class III PMA approved Ossatron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our Ossatron and Evotron™, and newly introduced orthoPACE® devices in Europe.  Our lead product candidate for the global wound care market, dermaPACE, has received the European CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We currently do not have any commercial products in the United States.  Revenues are from sales of CE Marked devices and accessories in Europe.

           We are now entirely focused on developing our PACE technology to stimulate healing in:

●	wound conditions, including diabetic foot ulcers, venous ulcers, pressure sores, burns and other skin eruption conditions;
●
orthopedic/spine applications, such as speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, eliminating chronic pain in joints from trauma or arthritis, and other potential sports injury applications;

●	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
●	cardiac applications for removing plaque due to atherosclerosis and improving heart muscle performance.

Recent Developments

We have completed our multi-site, randomized, double-blind, sham controlled FDA investigational device exemption wound care clinical study focused on the healing of diabetic foot ulcers utilizing our lead product candidate, dermaPACE, and submitted to the FDA the third and final module of the Premarket Approval (“PMA”) application.  The primary study goal is to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to sham control, when both are combined with the current standard of care.  The standard of care includes wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot for ulcers located on the plantar surface of the foot.

A total of 206 patients entered the dermaPACE study at 24 sites.  The patients in the study were followed for a total of 24 weeks.  The study’s primary endpoint, wound closure, is defined as “successful” if the skin is 100% reepithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits.

A summary of the key study findings were as follows:

●
The primary efficacy endpoint of complete wound closure reached statistical significance at 20 weeks in the Intent-to-Treat (ITT) population with 36% of dermaPACE subjects achieving complete wound closure compared with 23% of Sham-control subjects (p=0.047); in the Efficacy Evaluable (EE) population 38% of dermaPACE subjects achieved complete wound closure beginning at 20 weeks, compared with 21% of Sham-control subjects (p=0.018); at 24 weeks dermaPACE achieved 40% complete wound closure in the ITT  population (p=0.054) and 41% complete wound closure in the EE population (p=0.022).

●	Subjects treated with dermaPACE achieved a significant increase in the rate of complete wound closure or ≥90% wound area reduction by or at 12 weeks (p<0.05).

●
Within 6 weeks following the initial dermaPACE procedure, and consistently throughout the 24-week period, dermaPACE significantly reduced the size of the target ulcer compared with subjects randomized to receive Sham-control (p<0.05).

●	Of the subjects who achieved complete wound closure at 12 weeks, the recurrence rate at 24 weeks was only 4.5% in the dermaPACE group compared with 20% in the Sham-control group.

●
Importantly, there were no statistical differences in the adverse event rates between the dermaPACE treated patients and the Sham-control group.  There were no issues regarding the tolerability of the treatment which suggests that a second course of treatment, if needed, is a clinically viable option.

We have submitted to the FDA the third and final module of its PMA application for the dermaPACE device for the treatment of diabetic foot ulcers.  Through the acceptance of a shell agreement in August 2010, SANUWAVE received FDA permission to file the PMA for dermaPACE in a series of three sections or “modules”.  In December 2010, we submitted the first module, which included preclinical data and the results of prior clinical testing.  We submitted the second module containing the Quality System and Manufacturing review in January 2011.  This final module contained the PMA application, data from our pivotal Phase III, Investigational Device Exemption (IDE) clinical trial, proposed product labeling, and a summary of safety and effectiveness.  We expect, pending a favorable response from the FDA, to launch dermaPACE in the United States in 2012.

Financial Overview

Our independent registered public accounting firm has issued a “going concern” statement in its report on our consolidated financial statements for the year ended December 31, 2010, stating that we had a net loss and negative cash flows from operations in fiscal 2010, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going concern uncertainty.

On April 8, 2011, we completed a private placement to 28 institutional and individual accredited investors of 2,804,593 shares of our Common Stock at a purchase price of $3.25 per share, for gross proceeds of $9,114,927. The net proceeds received by us were $8,467,121, net of offering costs of $647,806.  As part of the private placement, the investors were issued five-year warrants to purchase up to 2,804,593 shares of our Common Stock at an initial exercise price of $4.00 per share.  The warrants vested upon issuance and expire after five years.  The net proceeds from the private placement, following the payment of offering-related expenses, are being used by us for working capital and other general corporate purposes.

On April 4, 2011, the noteholders (the “Noteholders”) of our amended senior notes (the “Notes”) exchanged the unpaid principal and interest balance of the Notes which totaled $4,413,908 in consideration for the issuance of 1,358,126 shares of our Common Stock.  In connection with this transaction, we issued to the Noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share.  Each warrant represents the right to purchase one share of Common Stock.  The warrants vested upon issuance and expire after five years.

In January 2011, we raised $3,900,334 from a group of accredited investors through the exercise of options they received in 2010 as part of a purchase of a Unit.  In connection with the exercise of options in January 2011, we issued 1,950,167 shares of our Common Stock and 1,950,167 Class D warrants.

Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales.  At June 30, 2011, the balance of cash and cash equivalents totaled $7,773,719.

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

Since our inception, we have incurred losses from operations each year.  As of June 30, 2011, we had an accumulated deficit of $60.0 million.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we continue to fund our research and development activities, clinical trials and the FDA approval process and as we prepare for a future sales network to represent our products.

We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to be generated from, any of our products, due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	the scope, rate of progress and cost of our clinical trials;
●	future clinical trial results;
●	the cost and timing of regulatory approvals;
●	the establishment of successful marketing, sales and distribution;
●	the cost and timing associated with establishing reimbursement for our products;
●	the timing and results of our pre-clinical research programs;
●	the effects of competing technologies and market developments; and
●	the industry demand and patient wellness behavior as businesses and individuals suffer from the current economic recession.

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity.  A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 28, 2011.

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

In accordance with ASC 718, Compensation – Stock Compensation (formerly included in SFAS No. 123(R), Accounting for Stock-Based Compensation), the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The expected terms of options granted represent the period of time that options granted are estimated to be outstanding and are derived from the contractual terms of the options granted.  We amortize the fair value of each option over each option’s vesting period.

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

Results of Operations for the Three Months ended June 30, 2011 and 2010 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended June 30, 2011 were $163,749, compared to $117,226 for the same period in 2010, an increase of $46,523, or 40%.  The increase in revenues for 2011, as compared to the same period in 2010, was a result of sales in Europe of our new product, orthoPACE, for orthopedic, trauma and sports medicine indications which was introduced in July 2010.

Cost of revenues for the three months ended June 30, 2011 was $47,233, compared to $40,936 for the same period in 2010.  Gross profit as a percentage of revenues was 71% for the three months ended June 30, 2011, as compared to 65% for the same period in 2010.  The increase in gross profit as a percentage of revenues in 2011, as compared to the same period in 2010, was due to higher margins on the new orthoPACE device in 2011.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2011 were $795,118, compared to $895,651 for the same period in 2010, a decrease of $100,533, or 11%.  Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.  Research and development expenses decreased in 2011, as compared to the same period in 2010, due to lower expenses related to clinical site payments, clinical monitoring and clinical database costs for the clinical trial of dermaPACE for treating diabetic foot ulcers in the United States as enrollment and patient follow-up ended during 2010 and the costs for 2011 transitioned to clinical results analysis.

We expect to continue to incur significant research and development expenses as a result of next generation technology development, the finalization of our clinical trial of dermaPACE for diabetic foot ulcers in the United States and other new product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 were $1,510,390, compared to $1,498,236 for the same period in 2010, an increase of $12,154, or 1%.   General and administrative expenses include the non-cash costs for stock-based compensation of $147,762 and $454,430 for the three months ended June 30, 2011 and 2010, respectively.  The decrease in non-cash compensation costs for stock compensation of $306,668 for the three months ended June 30, 2011, as compared to the same period in 2010, was primarily due to the restricted stock granted in 2009 becoming fully vested and expensed as of January 1, 2011.

Excluding the non-cash costs for stock-based compensation, general and administrative expenses were $1,362,628 for the three months ended June 30, 2011, as compared to $1,043,806 for the same period in 2010, an increase of $318,822, or 31%.  The increase in general and administrative expenses is mainly due to increased sales and marketing expenses for medical society tradeshows for the dermaPACE and increased legal costs as a result of patent preparation, filing and defense activities.

We expect that general and administrative expenses will increase as we expand our operations and other administrative activities related to our efforts to bring our products to commercialization.

Depreciation and Amortization

Depreciation for the three months ended June 30, 2011 was $6,244, compared to $185,202 for the same period in 2010, a decrease of $178,958, or 97%.  The decrease was primarily due to depreciation expense of $160,781 for the three months ended June 30, 2010 on assets held for sale.  There was no depreciation expense for the three months ended June 30, 2011 on assets held for sale.  As of December 31, 2010, the assets held for sale were fully depreciated as management determined that the market for selling the used Ossatron mobile service devices, which were classified as held for sale, was not probable due to the age of the devices.

Amortization of intangible assets for the three months ended June 30, 2011 was $76,689, compared to $76,690 for the same period in 2010.

Other Income (Expense)

On June 3, 2009, we sold our veterinary division to Pulse Veterinary Technologies, LLC (“Pulse Vet”).  Under terms of the asset purchase agreement, we will continue to provide production services at the direction of Pulse Vet for a fee until April 30, 2012, unless Pulse Vet elects to terminate the agreement at an earlier date.  The income for these transitional services was $112,500 and $90,125 for the three months ended June 30, 2011 and 2010, respectively, an increase of $22,375 or 25%.  The increase was due to the contractual increase in fees for the monthly production services effective January 1, 2011.

On April 4, 2011, we amended the terms of outstanding notes with Prides Capital Fund I, LP and NightWatch Capital Partners II, LP such that the unpaid principal and interest balance on the notes totaling $4,413,908 was cancelled in consideration for the issuance of 1,358,126 shares of Common Stock.  In addition, in connection with this transaction, we issued to the noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share.  We recorded a loss from extinguishment of debt of $1,318,781 which was the difference between the estimated fair value of the Common Stock and warrants the notes were exchanged for on the date of exchange as compared to the fair value of the notes assuming the conversion feature in the notes was exercised by the noteholders.

Interest expense, net, for the three months ended June 30, 2011 was $79,794, compared to $240,243 for the same period in 2010, a decrease of $160,449, or 67%.  The decrease was due to interest accruing for only eight days in 2011 on certain notes payable to related parties as compared to the full three months in 2010 as a result of the note exchange for Common Stock and warrants on April 4, 2011.

Provision for Income Taxes

At June 30, 2011, we had federal net operating loss carryforwards of approximately $40.9 million that will begin to expire in 2025.  Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations.  Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended June 30, 2011 was $3,572,207, or ($0.17) per basic and diluted share, compared to a net loss of $2,727,150, or ($0.22) per basic and diluted share, for the three months ended June 30, 2010.  We anticipate that our operating losses will continue over the next several years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to represent our products.

Results of Operations for the Six Months ended June 30, 2011 and 2010 (Unaudited)

Revenues and Cost of Revenues

Revenues for the six months ended June 30, 2011 were $415,502, compared to $260,328 for the same period in 2010, an increase of $155,174, or 60%.  The increase in revenues for 2011, as compared to the same period in 2010, was a result of sales in Europe of our new product, orthoPACE, for orthopedic, trauma and sports medicine indications which was introduced in July 2010.

Cost of revenues for the six months ended June 30, 2011 was $140,531, compared to $88,580 for the same period in 2010.  Gross profit, as a percentage of revenues, was 66% for the six months ended June 30, 2011 and 2010.  The higher gross profit on the sales of the new OrthoPACE device in 2011 was offset by lower margin on sales of demonstrator devices to distributors in Europe during the period.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2011 were $1,544,417, compared to $1,981,625 for the same period in 2010, a decrease of $437,208, or 22%.  Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.  Research and development expenses decreased in 2011, as compared to the same period in 2010, due to lower expenses related to clinical site payments, clinical monitoring and clinical database costs for the clinical trial of dermaPACE for treating diabetic foot ulcers in the United States as enrollment and patient follow-up ended during 2010 and the costs for 2011 transitioned to clinical results analysis.

We expect to continue to incur significant research and development expenses as a result of next generation technology development, the finalization of our clinical trial of dermaPACE for diabetic foot ulcers in the United States and other new product candidates, as well as continuing expenses associated with pre-clinical studies and regulatory filings.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 were $2,892,575, compared to $3,096,760 for the same period in 2010, a decrease of $204,185, or 7%.   General and administrative expenses include the non-cash costs for stock-based compensation of $300,210 and $937,700 for the six months ended June 30, 2011 and 2010, respectively.  The decrease in non-cash compensation costs for stock compensation of $637,490 for the six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to the restricted stock granted in 2009 becoming fully vested and expensed as of January 1, 2011.

Excluding the non-cash costs for stock-based compensation, general and administrative expenses were $2,592,365 for the six months ended June 30, 2011, as compared to $2,159,060 for the same period in 2010, an increase of $433,305, or 20%.  The increase in general and administrative expenses is mainly due to increased sales and marketing expenses for medical society tradeshows for the dermaPACE and increased legal costs as a result of patent preparation, filing and defense activities.

We expect that general and administrative expenses will increase as we expand our operations and other administrative activities related to our efforts to bring our products to commercialization.

Depreciation and Amortization

Depreciation for the six months ended June 30, 2011 was $12,481, compared to $379,934 for the same period in 2010, a decrease of $367,453, or 97%.  The decrease was primarily due to depreciation expense of $329,005 for the six months ended June 30, 2010 on assets held for sale.  There was no depreciation expense for the six months ended June 30, 2011 on assets held for sale.  As of December 31, 2010, the assets held for sale were fully depreciated as management determined that the market for selling the used Ossatron mobile service devices, which were classified as held for sale, was not probable due to the age of the devices.

Amortization of intangible assets for the six months ended June 30, 2011 was $153,378, compared to $153,379 for the same period in 2010.

Other Income (Expense)

On June 3, 2009, we sold our veterinary division to Pulse Vet.  Under terms of the asset purchase agreement, we will continue to provide production services at the direction of Pulse Vet for a fee until April 30, 2012, unless Pulse Vet elects to terminate the agreement at an earlier date. The income for these transitional services was $225,000 and $180,125 for the six months ended June 30, 2011 and 2010, respectively, an increase of $44,875 or 25%.  The increase was due to the contractual increase in fees for the monthly production services effective January 1, 2011.

On April 4, 2011, we amended the terms of outstanding notes with Prides Capital Fund I, LP and NightWatch Capital Partners II, LP such that the unpaid principal and interest balance on the notes totaling $4,413,908 was cancelled in consideration for the issuance of 1,358,126 shares of Common Stock.  In addition, in connection with this transaction, we issued to the noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share.  We recorded a loss from extinguishment of debt of $1,318,781 which was the difference between the estimated fair value of the Common Stock and warrants the notes were exchanged for on the date of exchange as compared to the fair value of the notes assuming the conversion feature in the notes was exercised by the noteholders.

Interest expense, net, for the six months ended June 30, 2011 was $316,074, compared to $457,524 for the same period in 2010, a decrease of $141,450, or 31%.  The decrease was due to interest accruing for only three months in 2011 on certain notes payable to related parties as compared to the full six months in 2010 as a result of the note exchange for Common Stock and warrants on April 4, 2011.

Provision for Income Taxes

At June 30, 2011, we had federal net operating loss carryforwards of approximately $40.9 million that will begin to expire in 2025.  Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations.  Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2011 was $5,755,533, or ($0.31) per basic and diluted share, compared to a net loss of $5,721,905, or ($0.46) per basic and diluted share, for the six months ended June 30, 2010.  We anticipate that our operating losses will continue over the next several years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to represent our products.

Liquidity and Capital Resources

We incurred a net loss of $5,755,533 and $5,721,905 for the six months ended June 30, 2011 and 2010, respectively.  These operating losses create uncertainty about our ability to continue as a going concern.  Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern.  Our condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  At June 30, 2011, we had $7,773,719 in cash and cash equivalents held in three financial institutions.

We expect to devote substantial resources to continue our research and development efforts, including clinical trials.  Because of the significant time it will take for our products to complete the clinical trial process, and for us to obtain approval from regulatory authorities and successfully commercialize our products, we will require additional capital resources.  Additional financing may not be available on acceptable terms, if at all.  Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control.

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

For the six months ended June 30, 2011, net cash used by operating activities was $5,003,056, primarily consisting of compensation costs, clinical trials, research and development activities and general corporate operations.  The net cash used by operating activities during the period included payments to reduce current payables, accrued employee compensation and accrued expenses which totaled $1,125,009.  Net cash used by investing activities for the six months ended June 30, 2011 was $21,425, which consisted of the purchase of fixed assets used for research and development purposes.  Net cash provided by financing activities for the six months ended June 30, 2011 was $12,367,455, which consisted of the net proceeds from the private placement of $8,467,121 and the exercise of unit options of $3,900,334.  Cash and cash equivalents increased by $7,356,262 for the six months ended June 30, 2011.

For the six months ended June 30, 2010, net cash used by operating activities was $3,007,450, primarily consisting of compensation costs, clinical trials, research and development activities and general corporate operations.  Net cash used by operating activities during the period was reduced by the net increase in current payables, accrued employee compensation, and accrued expenses of $794,098.  Net cash provided by financing activities for the six months ended June 30, 2010 was $1,500,000, which consisted of the proceeds from the issuance of promissory notes payable to related parties.  Cash and cash equivalents decreased by $1,509,111 for the six months ended June 30, 2010.

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

On April 8, 2011, we completed a private placement to 28 institutional and individual accredited investors of 2,804,593 shares of Common Stock at a purchase price of $3.25 per share, for gross proceeds of $9,114,927. The net proceeds received by us were $8,467,121, net of offering costs of $647,806. As part of the private placement, the investors were issued five-year warrants to purchase up to 2,804,593 shares of Common Stock at an exercise price of $4.00 per share.  In addition, the placement agent for the private placement was issued five-year warrants to purchase 93,080 shares of Common Stock at an exercise price of $4.00 per share.  The warrants vested upon issuance and expire after five years.

For each of the warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement if a registration statement covering the shares of Common Stock underlying such warrants is not effective.

We agreed, pursuant to the terms of a registration rights agreement with the investors, to file a shelf registration statement with respect to the resale of the shares of Common Stock sold to the investors and shares of Common Stock issuable upon exercise of the warrants with the SEC on or before May 20, 2011; and to use our best efforts to have the registration statement declared effective by the SEC as soon as possible after the initial filing, and in any event no later than 30 days after the initial filing date (or 90 days in the event of a review of the registration statement by the SEC). We also agreed to keep the registration statement effective until all registrable securities may be sold under Rule 144 under the Securities Act of 1933 and if we were unable to comply with this covenant, we will be required to pay liquidated damages to the investors in the amount of 2.0% of the investors’ purchase price per month during such non-compliance (capped at a maximum of 12% of the purchase price), with such liquidated damages payable in cash. We filed the registration statement on May 10, 2011, it was subject to a review by the SEC and an amended registration was filed on June 10, 2011.  The registration statement was declared effective by the SEC on June 28, 2011.  We evaluated any liability under the registration rights agreement at June 30, 2011 and determined no accrual was necessary.

On April 4, 2011, Prides Capital Fund I, LP and NightWatch Capital Partners II, LP, the holders of the amended senior notes, exchanged the unpaid principal and interest balance of the notes which totaled $4,413,908 in consideration for the issuance of 1,358,126 shares of Common Stock.  In connection with this transaction, we issued to the noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share.  Each warrant represents the right to purchase one share of Common Stock.  The warrants vested upon issuance and expire after five years.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2011.

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

Management Plan to Remediate Material Weaknesses

Management has developed a remediation plan to address the material weakness related to its processes and procedures surrounding its complex and non routine transactions, including the accounting for non-cash stock-based compensation expense. Implementation of the remediation plan consists of, among other things, redesigning the procedures to enhance its identification, capture, review, approval and recording of contractual terms, including equity arrangements.  Management is also pursuing engaging, as necessary, an outside consultant to assist in the application of United States GAAP to complex transactions, including the accounting for complex financial instruments, derivatives and stock-based compensation.  These measures are intended both to address the identified material weaknesses and to enhance our overall internal control environment.

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

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation
______________________________________________________________
* Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2011

SANUWAVE HEALTH, INC.

By:	/s/ Christopher M. Cashman
Christopher M. Cashman
Chief Executive Officer and President