Form 10-Q
period 2012-03-31
SANUWAVE Health, Inc.
filed 2012-05-14
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were issued and outstanding 20,907,536 shares of the registrant’s common stock, $.001 par value.

 SANUWAVE Health, Inc.

Table of Contents

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 6.	Exhibits	22

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements.  All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends.  These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012 and in the Company’s Quarterly Reports on Form 10-Q.  Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  The Company undertakes no obligation to revise or update any forward-looking statements.  The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 14, 2012.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,421,809	$3,909,383
Accounts receivable - trade, net of allowance for doubtful accounts of $72,332 in 2012 and $74,852 in 2011	126,131	81,565
Inventory (Note 6)	358,341	396,284
Prepaid expenses	171,705	162,975
Due from Pulse Veterinary Technologies, LLC	-	27,837
TOTAL CURRENT ASSETS	3,077,986	4,578,044

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 7)	46,941	51,206

OTHER ASSETS	3,321	3,192

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 8)	1,457,093	1,533,782
TOTAL ASSETS	$4,585,341	$6,166,224

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$604,104	$756,657
Accrued employee compensation	790,892	632,333
Accrued expenses (Note 9)	174,810	190,583
Interest payable, related parties (Note 11)	80,071	81,864
Capital lease payable, current portion (Note 13)	4,663	4,576
Liabilities related to discontinued operations	655,061	655,061
TOTAL CURRENT LIABILITIES	2,309,601	2,321,074

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 11)	5,372,743	5,372,743
Capital lease payable, non-current portion (Note 13)	7,685	8,884
TOTAL NON-CURRENT LIABILITIES	5,380,428	5,381,627
TOTAL LIABILITIES	7,690,029	7,702,701

COMMITMENTS AND CONTINGENCIES (Note 13)	-	-

STOCKHOLDERS' DEFICIT

PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding	-	-

COMMON STOCK, par value $0.001, 50,000,000 shares authorized; 20,907,536 issued and outstanding in 2012 and 2011 (Note 4)	20,908	20,908

ADDITIONAL PAID-IN CAPITAL	63,203,153	62,940,977

ACCUMULATED OTHER COMPREHENSIVE INCOME	15,394	10,466

RETAINED DEFICIT	(66,344,143)	(64,508,828)
TOTAL STOCKHOLDERS' DEFICIT	(3,104,688)	(1,536,477)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,585,341	$6,166,224

 See accompanying notes to unaudited condensed
 consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011

REVENUES	$238,540	$251,753

COST OF REVENUES	71,772	93,298

GROSS PROFIT	166,768	158,455

OPERATING EXPENSES
Research and development	603,797	749,299
General and administrative	1,237,540	1,382,185
Depreciation	5,210	6,237
Amortization	76,689	76,689
TOTAL OPERATING EXPENSES	1,923,236	2,214,410

OPERATING LOSS	(1,756,468)	(2,055,955)

OTHER INCOME (EXPENSE)
Interest expense, net	(78,856)	(236,280)
Income (loss) on foreign currency exchange	9	(3,591)
Transitional services provided to Pulse Veterinary Technologies, LLC	-	112,500

TOTAL OTHER INCOME (EXPENSE)	(78,847)	(127,371)

LOSS BEFORE INCOME TAXES	(1,835,315)	(2,183,326)

INCOME TAX EXPENSE	-	-

NET LOSS	(1,835,315)	(2,183,326)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	4,928	10,998
TOTAL COMPREHENSIVE LOSS	$(1,830,387)	$(2,172,328)

LOSS PER SHARE:
Net loss - basic	$(0.09)	$(0.14)
Net loss - diluted	$(0.09)	$(0.14)

Weighted average shares outstanding - basic	20,907,536	16,143,655
Weighted average shares outstanding - diluted	20,907,536	16,143,655

 See accompanying notes to unaudited condensed
 consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,835,315)	$(2,183,326)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	76,689	76,689
Depreciation	5,210	6,237
Change in allowance for doubtful accounts	(2,520)	44,302
Stock-based compensation	262,176	152,448
Accrued interest	-	159,273
Changes in assets - (increase)/decrease
Accounts receivable - trade	(42,046)	(100,803)
Inventory	37,943	40,838
Prepaid expenses	(8,730)	(37,467)
Due from Pulse Veterinary Technologies, LLC	27,837	(126,479)
Other	(129)	(45)
Changes in liabilities - increase/(decrease)
Accounts payable	(152,553)	(267,968)
Accrued employee compensation	158,559	151,686
Accrued expenses	(15,773)	64,832
Interest payable, related parties	(1,793)	(2,906)
NET CASH USED BY OPERATING ACTIVITIES	(1,490,445)	(2,022,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(945)	-
NET CASH USED BY INVESTING ACTIVITIES	(945)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unit options exercised, related parties	-	2,463,008
Proceeds from unit options exercised	-	1,437,326
Payment of principal on capital lease	(1,112)	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(1,112)	3,900,334

EFFECT OF EXCHANGE RATES ON CASH	4,928	10,998

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,487,574)	1,888,643

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,909,383	417,457
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,421,809	$2,306,100

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$81,864	$81,864
Cash paid for capital lease interest	$247	$-

 See accompanying notes to unaudited condensed
 consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

1.            Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an emerging global regenerative medicine company focused on the development and commercialization of noninvasive, biological response activating devices for the repair and regeneration of tissue, musculoskeletal and vascular structures.  The Company’s portfolio of products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration.  The Company intends to apply its Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic/spine, plastic/cosmetic and cardiac conditions.  The Company currently does not have any commercial products in the United States.  Revenues are from sales of the European Conformity Marking (“CE Mark”) devices and accessories in Europe, Canada and Asia.

2.            Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2012.  Please also refer to Note 5 to the condensed consolidated financial statements in this Form 10-Q regarding the Company’s adoption of recent accounting pronouncements.

3.            Going concern

The Company incurred a net loss of $1,835,315 for the three months ended March 31, 2012 and a net loss of $10,238,797 for the year ended December 31, 2011.  The Company had cash and cash equivalents of $2,421,809 at March 31, 2012.  These operating losses create an uncertainty about the Company’s ability to continue as a going concern.  The continuation of the Company’s business is dependent upon raising additional financial support. Management’s plans are to obtain additional financial support which may include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity; selling all or a portion of the Company’s assets, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders.  Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this report.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

The Company filed a registration statement with respect to the resale of the shares of Common Stock sold to the investors and shares of Common Stock issuable upon exercise of the warrants with the SEC and kept the registration statement effective until all registrable securities were sold or may be sold pursuant to Rule 144 under the Securities Act.  The registration statement is no longer effective as the shares have been held for over one year and the Company believes that the shares may be sold pursuant to Rule 144 under the Securities Act.

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
March 31, 2012

4.            Equity transactions (continued)

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

5.            Recently Issued Accounting Standards

There have been no recently issued accounting standards that have an impact on our condensed consolidated financial statements.

6.            Inventory

Inventory consists of the following:

	March 31,	December 31,
	2012	2011

Inventory - finished goods	$368,439	$412,291
Inventory - parts	109,402	113,593
Total	477,841	525,884
Provision for losses and obsolescence	(119,500)	(129,600)
Net inventory	$358,341	$396,284

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

7.            Property and equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2012	2011

Machines and equipment	$233,793	$232,848
Office and computer equipment	224,600	224,600
Leasehold improvements	67,421	67,421
Furniture and fixtures	24,613	24,613
Vehicles	22,531	22,531
Software	41,872	41,872
Other assets	2,378	2,378
Total	617,208	616,263
Accumulated depreciation	(570,267)	(565,057)
Net property and equipment	$46,941	$51,206

The aggregate depreciation related to property and equipment charged to operations was $5,210 and $6,237 for the three months ended March 31, 2012 and 2011, respectively.

8.            Intangible assets

Intangible assets consist of the following:

	March 31,	December 31,
	2012	2011

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,045,042)	(1,968,353)
Net intangible assets	$1,457,093	$1,533,782

The aggregate amortization charged to operations was $76,689 and $76,689 for the three months ended March 31, 2012 and 2011, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

9.            Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2012	2011

Accrued legal professional fees	$78,000	$61,000
Accrued audit and tax preparation	44,174	75,516
Accrued other	52,636	54,067
	$174,810	$190,583

 10.         Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions.  The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At March 31, 2012, the Company had federal net operating loss (“NOL”) carryforwards of $48,915,087 for tax years through the year ended December 31, 2011, that will begin to expire in 2025.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at March 31, 2012 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2012.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

11.          Notes payable, related parties

The notes payable consist of the following:

	March 31,	December 31,
	2012	2011
Notes payable, unsecured, bearing interest at 6% to HealthTronics, Inc., a shareholder of the Company.  The notes were issued in conjunction with the Company's purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005.  Quarterly interest through June 30, 2010, was accrued and added to the principal balance.  Interest is paid quarterly in arrears beginning September 30, 2010.  All remaining unpaid accrued interest and principal is due August 1, 2015.  Accrued interest currently payable totaled $80,071 and $81,864 at March 31, 2012 and December 31, 2011, respectively.  Accrued interest not payable until August 1, 2012 totaled $1,372,743 at March 31, 2012 and December 31, 2011.
	$5,372,743	$5,372,743
Less current portion	-	-
Non-current portion	$5,372,743	$5,372,743

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

Interest expense on notes payable to related parties totaled $80,071 and $238,231 for the three months ended March 31, 2012 and 2011, respectively.

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
March 31, 2012

12.          Earnings (loss) per share (continued)

As a result of the net loss for the three months ended March 31, 2012 and 2011, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.  The anti-dilutive equity securities totaled 14,436,697 shares and 10,950,307 shares at March 31, 2012 and 2011, respectively.

13.          Commitments and contingencies

Operating Leases

The Company leases office and warehouse space.  Rent expense for the three months ended March 31, 2012 and 2011, was $86,798 and $86,434, respectively.

Capital Leases

The Company leases certain office equipment under an agreement classified as a capital lease. The leased assets serve as security for the lease.  The accumulated depreciation of such equipment at March 31, 2012 and December 31, 2011 totaled $2,830 and $1,617, respectively. The net book value of such equipment at March 31, 2012 and December 31, 2011 totaled $11,722 and $12,935, respectively.

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

14.          401(k) plan

The Company sponsors a 401(k) plan that covers all employees who meet the eligibility requirements.  The Company matched 50% of employee contributions up to 6% of their compensation effective until January 31, 2012.  Effective February 1, 2012, the Company amended the 401(k) plan to make the Company matching contribution discretionary and discontinued the Company match.  The Company contributed $9,664 and $17,857 to the plan for the three months ended March 31, 2012 and 2011, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

15.          Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Amended Plan”).  The Amended Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of Common Stock.  The Amended Plan is currently administered by the board of directors of the Company.  The Amended Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option.  Stock options granted under the Amended Plan are non-statutory options which generally vest over a period of up to four years, and have a ten-year term.  The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant.  The Amended Plan reserves 5,000,000 shares of Common Stock for grant.

The Company recognized as compensation cost for all outstanding stock options, restricted stock and warrants granted to employees and directors, $262,176 and $152,448 for the three months ended March 31, 2012 and 2011, respectively.

A summary of option activity as of March 31, 2012 and December 31, 2011, and the changes during the three months ended March 31, 2012, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2011	4,365,546	$2.82
Granted	100,000	$0.44
Exercised	-	$-
Forfeited or expired	(54,000)	$2.73
Outstanding as of March 31, 2012	4,411,546	$2.77

Exercisable	3,064,574	$2.96

The weighted average remaining contractual term for outstanding and exercisable stock options was 6.0 years as of March 31, 2012, and 6.3 years as of December 31, 2011.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

15.          Stock-based compensation (continued)

A summary of the Company’s nonvested options as of March 31, 2012 and December 31, 2011, and changes during the three months ended March 31, 2012, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2011	1,314,722	$2.49
Granted	100,000	$0.44
Vested	(51,250)	$2.29
Forfeited or expired	(16,500)	$3.19
Outstanding as of March 31, 2012	1,346,972	$2.33

16.          Warrants

A summary of the warrant activity as of March 31, 2012 and December 31, 2011, and the changes during the three months ended March 31, 2012, is presented as follows:

	Class A	Class B	Class D	Class E
	Warrants	Warrants	Warrants	Warrants
Outstanding as of December 31, 2011	1,106,627	1,106,627	4,235,160	3,576,737
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding as of March 31, 2012	1,106,627	1,106,627	4,235,160	3,576,737

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

In April 2012, the shareholders of the Company approved increasing the number of authorized shares of Common Stock to 155,000,000.  The Company filed a Definitive Schedule 14C with the SEC on April 16, 2012 and sent a copy to shareholders of record on that date.  The Company expects to file its amended articles of incorporation with the state of Nevada in May 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 14, 2012.

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

We believe we have demonstrated that our PACE technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States Food and Drug Administration (“FDA”) Class III Premarket Approval (“PMA”) Ossatron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our Ossatron, Evotron®, and orthoPACE® devices in Europe.  Our lead product candidate for the global wound care market, dermaPACE®, has received the European CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We currently do not have any commercial products in the United States.  Revenues are from sales of CE Marked devices and accessories in Europe, Canada and Asia.

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

Recent Developments

Our lead device product for the global wound care market, dermaPACE, has completed its pivotal Phase III, investigational device exemption (IDE) trial in the United States for the treatment of diabetic foot ulcers. The primary study goal was to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to Sham-control, when both are combined with the current standard of care.  The standard of care included wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot for ulcers located on the plantar surface of the foot.

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

In its December 2011 letter, the FDA cited, among other deficiencies, the dermaPACE study’s previously disclosed failure to meet the study’s primary endpoint of 100% wound closure compared with Sham-control at the 12-week time point. Among the letter’s recommendations to address the deficiency is for us to design and conduct another clinical trial using the findings from any subgroup(s) that may support the safety and effectiveness of the dermaPACE device. We have evaluated the comments in the FDA’s letter and after further analyses of the clinical data and informal, non-binding interaction with the FDA, we now expect to conduct additional clinical work to provide support for the FDA to approve the dermaPACE PMA. We have finalized our clinical study plan and submitted to the FDA a supplemental application for an additional clinical trial.

The FDA has granted conditional approval of our IDE supplement for an additional clinical trial.  We estimate the clinical trial could be completed and submitted in support of a PMA application for dermaPACE in as early as 20 months from trial initiation, assuming such data to be collected meets the agreed upon statistical and clinical plan of success. We worked closely with the FDA to develop the protocol and statistical plan that were submitted in the IDE Supplement. A substantial component of this work involved using Bayesian statistical principles to define the dermaPACE treatment benefit established in our previously conducted pivotal study. Bayesian designs are supported by the FDA where there is strong prior evidence that can be incorporated into the clinical study design. By incorporating the prior positive information regarding complete wound closure after one treatment cycle to bear on the design of the additional study, substantially fewer patients should be required than would otherwise be the case while still ensuring adequate statistical power. This approach will save significant time and preserve scientific rigor.

Importantly, the study design allows for controlled interim monitoring of the data by an independent Data Monitoring Committee (DMC) to determine whether study success has been achieved.  The first analysis for success is projected to occur after 90 patients (approximately 45 per arm) have completed the 12-week primary efficacy evaluation period. If study data achieves pre-defined statistical and clinical success criteria associated with wound closure favoring dermaPACE, then the clinical trial can be stopped, and we will submit an amendment to the current PMA for approval. The clinical trial plan incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the recently completed pivotal trial.  Similar to the previous trial, four (4) dermaPACE procedures will be administered during the first two weeks following subject enrollment. However, up to four (4) additional dermaPACE procedures can now be delivered bi-weekly between weeks 4 and 10 which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE from that observed in the first clinical trial. We have already identified clinical study sites and are in the process of qualifying them for participation.  Patient enrollment is expected to begin once Institutional Review Board (IRB) approvals and appropriate funding to conduct the study are in place, which is forecasted to occur as early as the third quarter of this year.

As previously announced, we have retained Canaccord Genuity Inc., a leading investment bank, to explore capital fund raising and/or strategic options to fund this new clinical work.

Financial Overview

Our independent registered public accounting firm in 2011 has issued a “going concern” statement in its report on our consolidated financial statements for the year ended December 31, 2011, stating that we had a net loss and negative cash flows from operations in fiscal 2011, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going concern uncertainty.

Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales.  At March 31, 2012, the balance of cash and cash equivalents totaled $2,421,809.

We expect to continue to incur significant research and development expenses as a result of new and ongoing clinical and pre-clinical studies in the United States and in Europe, as well as expenses associated with regulatory and patent filings.  In addition, we anticipate that our general and administrative expenses will continue to support our operations, facilities and other administrative activities related to our efforts to bring our product candidates to commercialization.  We will require additional capital to continue to implement our business strategies.  There can be no assurance that we will be successful in raising such capital.  See “Liquidity and Capital Resources.”

Since our inception, we have incurred losses from operations each year.  As of March 31, 2012, we had an accumulated deficit of $66.3 million.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we continue to fund our research and development activities, clinical trials and the FDA approval process and as we prepare for a future sales network to market our products.

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity.  A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 14, 2012.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 14, 2012, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, stock-based compensation and income taxes are significant; therefore, they are important to aid investors in fully understanding and evaluating our reported financial results.

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

Stock-based Compensation

On November 1, 2010, the board of directors of the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Amended Plan”).  The Amended Plan provides that stock options, and other equity interests or equity-based incentives, may be granted to key personnel, directors and advisors at an exercise price equal to the fair market value of the Common Stock at the time the option is granted, which is approved by the Company’s board of directors. The maximum term of any option granted pursuant to the Amended Plan is ten years from the date of grant.

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

Results of Operations for the Three Months ended March 31, 2012 and 2011 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended March 31, 2012 were $238,540, compared to $251,753 for the same period in 2011, a decrease of $13,213, or 5%.  Revenues for sale of new devices to our European distributors were lower in 2012 offset partially by increased sales of higher margin refurbishment applicators as compared to the same period in 2011.

Cost of revenues for the three months ended March 31, 2012 was $71,772, compared to $93,298 for the same period in 2011.  Gross profit as a percentage of revenues was 70% for the three months ended March 31, 2012, as compared to 63% for the same period in 2011.  The increase in gross profit as a percentage of revenues was due to increased sales of higher margin applicators and wound kits in 2012, as compared to 2011, due to more devices being in service in 2012 as compared to 2011.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2012 were $603,797, compared to $749,299 for the same period in 2011, a decrease of $145,502, or 19%.  Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.  Research and development expenses decreased in 2012 due to lower expenses related to clinical results analysis and related expenses.  Consulting expenses related to clinical results analysis were higher in 2011 as we prepared for the submission to the FDA in June 2011 of the PMA for dermaPACE for treating diabetic foot ulcers in the United States.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 were $1,237,540, compared to $1,382,185 for the same period in 2011, a decrease of $144,645, or 10%.   General and administrative expenses include the non-cash costs for stock-based compensation of $262,176 and $152,448 for the three months ended March 31, 2012 and 2011, respectively.  The increase in non-cash compensation costs for stock compensation of $109,728 was primarily due to the November 2011 employee stock options granted and the March 2012 options granted to members of our medical advisory board.

Excluding the non-cash costs for stock-based compensation, general and administrative expenses were $975,364 for the three months ended March 31, 2012, as compared to $1,229,737 for the same period in 2011, a decrease of $254,373, or 21%.  The decrease in general and administrative expenses is primarily due to decreased investor relations expenses and decreased legal costs for patent defense activities.

Other Income (Expense)

In June 2009, we sold our veterinary division to Pulse Veterinary Technologies, LLC (“Pulse Vet”).  Under the terms of the asset purchase agreement, we continued to provide transitional production services at the direction of Pulse Vet for a fee until these transitional services were transitioned to Pulse Vet.  Pulse Vet took over production services effective November 1, 2011.  The income for these transitional services was zero and $112,500 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $112,500 or 100%.  The decrease was due to the termination of the agreement effective October 31, 2011.

Interest expense, net, for the three months ended March 31, 2012 was $78,856, compared to $236,280 for the same period in 2011, a decrease of $157,424, or 67%.  The decrease was due to no interest expense for the three months ended March 31, 2012 on certain notes payable to related parties as a result of the note exchange for Common Stock and warrants on April 4, 2011.

Provision for Income Taxes

At March 31, 2012, we had federal net operating loss carryforwards of $48,915,087 for tax years through the year ended December 31, 2011 that will begin to expire in 2025.  Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations.  Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended March 31, 2012 was $1,835,315, or ($0.09) per basic and diluted share, compared to a net loss of $2,183,326, or ($0.14) per basic and diluted share, for the three months ended March 31, 2011.  We anticipate that our operating losses will continue over the next several years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to market our products.

Liquidity and Capital Resources

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources to continue our research and development efforts, including clinical trials.  Because of the significant time it will take for our products to complete the clinical trial process, and for us to obtain approval from regulatory authorities and successfully commercialize our products, we will require substantial additional capital resources.  We incurred a net loss of $1,835,315 for the three months ended March 31, 2012 and a net loss of $10,238,797 for the year ended December 31, 2011.  These operating losses create uncertainty about our ability to continue as a going concern.  As of March 31, 2012, we had cash and cash equivalents of $2,421,809.  We may raise additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, or an investment by a strategic partner in a specific clinical indication or market opportunity, or we may sell all or a portion of the Company’s assets, liquidate assets, or seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Additional financing may not be available on acceptable terms, if at all.  Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control.  Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

For the three months ended March 31, 2012, net cash used by operating activities was $1,490,445, primarily consisting of compensation costs, research and development activities and general corporate operations.  The net cash used by operating activities included $168,326 for the reduction in accounts payable and accrued expenses during the period.  Cash and cash equivalents decreased by $1,487,574 for the three months ended March 31, 2012.

For the three months ended March 31, 2011, net cash used by operating activities was $2,022,689, primarily consisting of compensation costs, clinical trials, research and development activities and general corporate operations.  The net cash used by operating activities included $203,136 for the reduction in accounts payable and accrued expenses during the period.  Net cash provided by financing activities for the three months ended March 31, 2011 was $3,900,334, which consisted of the proceeds from the exercise of unit options.  Cash and cash equivalents increased by $1,888,643 for the three months ended March 31, 2011.

Segment and Geographic Information

We have determined that we are principally engaged in one operating segment.  The Company’s revenues are generated from sales in Europe, Canada and Asia.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Dated: May 14, 2012

SANUWAVE HEALTH, INC.

By:        /s/ Christopher M. Cashman
Christopher M. Cashman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Christopher M. Cashman Name: Christopher M. Cashman	Chief Executive Officer and President; Director	May 14, 2012
(principal executive officer)

By: /s/ Barry J. Jenkins Name: Barry J. Jenkins	Chief Financial Officer (principal financial and accounting officer)	May 14, 2012

By: /s/ John F. Nemelka Name: John F. Nemelka	Director	May 14, 2012

By: /s/ Thomas H. Robinson Name: Thomas H. Robinson	Director	May 14, 2012

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Director	May 14, 2012