Form 10-Q
period 2012-06-30
SANUWAVE Health, Inc.
filed 2012-08-08
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 5, 2012, there were issued and outstanding 20,907,536 shares of the registrant’s common stock, $.001 par value.

 SANUWAVE Health, Inc.

Table of Contents

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

Item 6.	Exhibits	24

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,400,875	$3,909,383
Accounts receivable - trade, net of allowance for doubtful accounts of $40,318 in 2012 and $74,852 in 2011	58,545	81,565
Inventory (Note 6)	315,979	396,284
Prepaid expenses	204,415	162,975
Due from Pulse Veterinary Technologies, LLC	-	27,837
TOTAL CURRENT ASSETS	1,979,814	4,578,044

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 7)	41,811	51,206

OTHER ASSETS	3,140	3,192

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 8)	1,380,404	1,533,782
TOTAL ASSETS	$3,405,169	$6,166,224

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$449,894	$756,657
Accrued employee compensation	951,854	632,333
Accrued expenses (Note 10)	178,840	190,583
Interest payable, related parties (Note 12)	80,968	81,864
Capital lease payable, current portion (Note 14)	4,751	4,576
Liabilities related to discontinued operations	655,061	655,061
TOTAL CURRENT LIABILITIES	2,321,368	2,321,074

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 12)	5,372,743	5,372,743
Capital lease payable, non-current portion (Note 14)	6,464	8,884
TOTAL NON-CURRENT LIABILITIES	5,379,207	5,381,627
TOTAL LIABILITIES	7,700,575	7,702,701

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares and 50,000,000 shares authorized in 2012 and 2011, respectively; 20,907,536 issued and outstanding in 2012 and 2011 (Note 4)	20,908	20,908

ADDITIONAL PAID-IN CAPITAL	63,443,023	62,940,977

ACCUMULATED OTHER COMPREHENSIVE INCOME	9,432	10,466

RETAINED DEFICIT	(67,768,769)	(64,508,828)
TOTAL STOCKHOLDERS' DEFICIT	(4,295,406)	(1,536,477)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,405,169	$6,166,224

 See accompanying notes to unaudited condensed
 consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

REVENUES	$210,357	$163,749	$448,897	$415,502

COST OF REVENUES	82,161	47,233	153,933	140,531

GROSS PROFIT	128,196	116,516	294,964	274,971

OPERATING EXPENSES
Research and development	347,644	795,118	951,441	1,544,417
General and administrative	1,036,728	1,510,390	2,274,268	2,892,575
Depreciation	5,130	6,244	10,340	12,481
Amortization	76,689	76,689	153,378	153,378
TOTAL OPERATING EXPENSES	1,466,191	2,388,441	3,389,427	4,602,851

OPERATING LOSS	(1,337,995)	(2,271,925)	(3,094,463)	(4,327,880)

OTHER INCOME (EXPENSE)
Extinguishment of debt	-	(1,318,781)	-	(1,318,781)
Interest expense, net	(80,446)	(79,794)	(159,302)	(316,074)
Loss on foreign currency exchange	(6,185)	(14,207)	(6,176)	(17,798)
Transitional services provided to Pulse Veterinary Technologies, LLC	-	112,500	-	225,000

TOTAL OTHER INCOME (EXPENSE)	(86,631)	(1,300,282)	(165,478)	(1,427,653)

LOSS BEFORE INCOME TAXES	(1,424,626)	(3,572,207)	(3,259,941)	(5,755,533)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(1,424,626)	(3,572,207)	(3,259,941)	(5,755,533)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(5,962)	2,290	(1,034)	13,288
TOTAL COMPREHENSIVE LOSS	$(1,430,588)	$(3,569,917)	$(3,260,975)	$(5,742,245)

LOSS PER SHARE:
Net loss - basic	$(0.07)	$(0.17)	$(0.16)	$(0.31)
Net loss - diluted	$(0.07)	$(0.17)	$(0.16)	$(0.31)

Weighted average shares outstanding - basic	20,907,536	20,537,517	20,907,536	18,340,586
Weighted average shares outstanding - diluted	20,907,536	20,537,517	20,907,536	18,340,586

 See accompanying notes to unaudited condensed
 consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,259,941)	$(5,755,533)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	153,378	153,378
Depreciation	10,340	12,481
Change in allowance for doubtful accounts	(34,534)	19,751
Stock-based compensation	502,046	300,210
Accrued interest	-	166,618
Extinguishment of debt	-	1,318,781
Changes in assets - (increase)/decrease
Accounts receivable - trade	57,554	(25,045)
Inventory	80,305	15,366
Prepaid expenses	(41,440)	(28,035)
Due from Pulse Veterinary Technologies, LLC	27,837	(53,619)
Other	52	(391)
Changes in liabilities - increase/(decrease)
Accounts payable	(306,763)	(221,520)
Accrued employee compensation	319,521	(786,173)
Accrued expenses	(11,743)	(117,316)
Interest payable, related parties	(896)	(2,009)
NET CASH USED BY OPERATING ACTIVITIES	(2,504,284)	(5,003,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(945)	(21,425)
NET CASH USED BY INVESTING ACTIVITIES	(945)	(21,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	-	8,467,121
Proceeds from unit options exercised, related parties	-	2,463,008
Proceeds from unit options exercised	-	1,437,326
Payment of principal on capital lease	(2,245)	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(2,245)	12,367,455

EFFECT OF EXCHANGE RATES ON CASH	(1,034)	13,288

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,508,508)	7,356,262

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,909,383	417,457
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,400,875	$7,773,719

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$161,936	$161,935
Cash paid for capital lease interest	$472	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued in exchange for notes payable, related parties	$-	$4,413,908

 See accompanying notes to unaudited condensed
 consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

2.            Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012.

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

3.            Going concern

The Company incurred a net loss of $3,259,941 for the six months ended June 30, 2012 and a net loss of $10,238,797 for the year ended December 31, 2011.  The Company had cash and cash equivalents of $1,400,875 at June 30, 2012.  These operating losses create an uncertainty about the Company’s ability to continue as a going concern.  The continuation of the Company’s business is dependent upon raising additional capital. Management’s plans are to obtain additional capital which may include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt; an investment by a strategic partner in a specific clinical indication or market opportunity; or selling all or a portion of the Company’s assets.  If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders.  Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this report.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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
June 30, 2012

4.            Equity transactions (continued)

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

5.            Recently Issued Accounting Standards

There have been no recently issued accounting standards that have an impact on our condensed consolidated financial statements.

6.            Inventory

Inventory consists of the following:

	June 30, 2012	December 31, 2011

Inventory - finished goods	$315,387	$412,291
Inventory - parts	105,892	113,593
Total	421,279	525,884
Provision for losses and obsolescence	(105,300)	(129,600)
Net inventory	$315,979	$396,284

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

7.            Property and equipment

Property and equipment consists of the following:

	June 30, 2012	December 31, 2011

Machines and equipment	$233,793	$232,848
Office and computer equipment	224,600	224,600
Leasehold improvements	67,421	67,421
Furniture and fixtures	24,613	24,613
Vehicles	22,531	22,531
Software	41,872	41,872
Other assets	2,378	2,378
Total	617,208	616,263
Accumulated depreciation	(575,397)	(565,057)
Net property and equipment	$41,811	$51,206

The aggregate depreciation related to property and equipment charged to operations was $5,130 and $6,244 for the three months ended June 30, 2012 and 2011, respectively, and $10,340 and $12,481 for the six months ended June 30, 2012 and 2011, respectively.

8.            Intangible assets

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,121,731)	(1,968,353)
Net intangible assets	$1,380,404	$1,533,782

The aggregate amortization charged to operations was $76,689 and $76,689 for the three months ended June 30, 2012 and 2011, respectively, and $153,378 and $153,378 for the six months ended June 30, 2012 and 2011, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

9.            Fair value measurements

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable - trade, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

The Company has adopted ASC 820-10, Fair Value Measurements (formerly SFAS No. 157), which defines fair value, establishes a framework for measuring fair value hierarchy for assets and liabilities measured at fair value, and requires expanded disclosures about fair value measurements. The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets and liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 - Unobservable inputs that are not corroborated by market data, therefore requiring the Company to develop its own assumptions.

The Company’s notes payable, related parties consist of $5,372,743 of principal at June 30, 2012 and December 31, 2011.  Interest accrues on the notes at a rate of six percent (6%) per annum. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties was $4,279,385 and $4,253,362 at June 30, 2012 and December 31, 2011, respectively.

10.          Accrued expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011

Accrued legal professional fees	$74,080	$61,000
Accrued audit and tax preparation	60,684	75,516
Accrued other	44,076	54,067
	$178,840	$190,583

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

11.          Income taxes (continued)

At June 30, 2012, the Company had federal net operating loss (“NOL”) carryforwards of $48,915,087 for tax years through the year ended December 31, 2011, that will begin to expire in 2025.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at June 30, 2012 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2012.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

12.          Notes payable, related parties

The notes payable consist of the following:

	June 30, 2012	December 31, 2011
Notes payable, unsecured, bearing interest at 6% to HealthTronics, Inc., a shareholder of the Company.  The notes were issued in conjunction with the Company's purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005.  Quarterly interest through June 30, 2010, was accrued and added to the principal balance.  Interest is paid quarterly in arrears beginning September 30, 2010.  All remaining unpaid accrued interest and principal is due August 1, 2015.  Accrued interest currently payable totaled $80,968 and $81,864 at June 30, 2012 and December 31, 2011, respectively.  Accrued interest not payable until August 1, 2015 totaled $1,372,743 at June 30, 2012 and December 31, 2011.
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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

12.          Notes payable, related parties (continued)

Interest expense on notes payable to related parties totaled $80,968 and $88,312 for the three months ended June 30, 2012 and 2011, respectively, and $161,040 and $326,544 for the six months ended June 30, 2012 and 2011, respectively.

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

As a result of the net loss for the three and six months ended June 30, 2012 and 2011, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.  The anti-dilutive equity securities totaled 14,339,481 shares and 13,179,147 shares at June 30, 2012 and 2011, respectively.

14.          Commitments and contingencies

Operating Leases

The Company leases office and warehouse space.  Rent expense for the three months ended June 30, 2012 and 2011, was $83,452 and $88,448, respectively, and $170,250 and $174,882 for the six months ended June 30, 2012 and 2011, respectively.

Capital Leases

The Company leases certain office equipment under an agreement classified as a capital lease. The leased assets serve as security for the lease.  The accumulated depreciation of such equipment at June 30, 2012 and December 31, 2011 totaled $4,042 and $1,617, respectively. The net book value of such equipment at June 30, 2012 and December 31, 2011 totaled $10,510 and $12,935, respectively.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

15.          401(k) plan

The Company sponsors a 401(k) plan that covers all employees who meet the eligibility requirements.  The Company matched 50% of employee contributions up to 6% of their compensation effective until January 31, 2012.  Effective February 1, 2012, the Company amended the 401(k) plan to make the Company matching contribution discretionary and discontinued the Company match.  The Company contributed $0 and $18,545 to the plan for the three months ended June 30, 2012 and 2011, respectively, and $9,664 and $36,402 for the six months ended June 30, 2012 and 2011, respectively.

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

The Company recognized as compensation cost for all outstanding stock options, restricted stock and warrants granted to employees, directors and advisors, $239,870 and $147,762 for the three months ended June 30, 2012 and 2011, respectively, and $502,046 and $300,210 for the six months ended June 30, 2012 and 2011, respectively.

A summary of option activity as of June 30, 2012 and December 31, 2011, and the changes during the three and six months ended June 30, 2012, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2011	4,365,546	$2.82
Granted	100,000	$0.44
Exercised	-	$-
Forfeited or expired	(54,000)	$2.73
Outstanding as of March 31, 2012	4,411,546	$2.77
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(97,216)	$2.91
Outstanding as of June 30, 2012	4,314,330	$2.76

Exercisable	3,090,580	$3.05

The weighted average remaining contractual term for outstanding and exercisable stock options was 5.7 years as of June 30, 2012, and 6.3 years as of December 31, 2011.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

16.          Stock-based compensation (continued)

A summary of the Company’s nonvested options as of June 30, 2012 and December 31, 2011, and changes during the three and six months ended June 30, 2012, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2011	1,314,722	$2.49
Granted	100,000	$0.44
Vested	(51,250)	$2.29
Forfeited or expired	(16,500)	$3.19
Outstanding as of March 31, 2012	1,346,972	$2.33
Granted	-	$-
Vested	(121,722)	$5.25
Forfeited or expired	(1,500)	$3.71
Outstanding as of June 30, 2012	1,223,750	$2.04

17.          Warrants

A summary of the warrant activity as of June 30, 2012 and December 31, 2011, and the changes during the three and six months ended June 30, 2012, is presented as follows:

	Class A Warrants	Class B Warrants	Class D Warrants	Class E Warrants
Outstanding as of December 31, 2011	1,106,627	1,106,627	4,235,160	3,576,737
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding as of March 31, 2012	1,106,627	1,106,627	4,235,160	3,576,737
Issued	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding as of June 30, 2012	1,106,627	1,106,627	4,235,160	3,576,737

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
June 30, 2012

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

We believe we have demonstrated that our PACE technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States Food and Drug Administration (“FDA”) Class III Premarket Approval (“PMA”) Ossatron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our Ossatron, Evotron®, and orthoPACE® devices in Europe, Canada and Asia.  Our lead product candidate for the global wound care market, dermaPACE®, has received the European CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We currently do not have any commercial products in the United States.  Revenues are from sales of CE Marked devices and accessories in Europe, Canada and Asia.

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

dermaPACE clinical trial

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

A total of 206 patients entered the dermaPACE study at 24 sites.  The patients in the study were followed for a total of 24 weeks.  The study’s primary endpoint, complete wound closure, was defined as “successful” if the skin was 100% reepithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits.

A summary of the key study findings were as follows:

•
Patients treated with dermaPACE showed a strong positive trend in the primary endpoint of 100% wound closure. Treatment with dermaPACE increased the proportion of diabetic foot ulcers that closed within 12 weeks by 36%, although the rate of complete wound closure between dermaPACE and Sham-control at 12 weeks in the intent-to-treat (“ ITT”) population was not statistically significant at the 95% confidence level used throughout the study (p=0.363). There were 22 out of 107 (21%) dermaPACE subjects who achieved complete wound closure at 12 weeks compared with 15 out of 99 (15%) Sham-control subjects.

•
In addition to the originally proposed 12-week efficacy analysis, the FDA expressed interest in seeing the efficacy analysis carried over the full 24 weeks of the study. In response, we conducted a series of secondary analyses of the primary endpoint of complete wound closure at 12 weeks and at each subsequent study visit out to 24 weeks.  The primary efficacy endpoint of complete wound closure reached statistical significance at 20 weeks in the ITT population with 36% of dermaPACE subjects achieving complete wound closure compared with 23% of Sham-control subjects (p=0.047); in the efficacy evaluable (“ EE”) population 38% of dermaPACE subjects achieved complete wound closure beginning at 20 weeks, compared with 21% of Sham-control subjects (p=0.018); at 24 weeks dermaPACE achieved 40% complete wound closure in the ITT population (p=0.054) and 41% complete wound closure in the EE population (p=0.022).

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

In its December 2011 letter, the FDA cited, among other deficiencies, the dermaPACE study’s previously disclosed failure to meet the study’s primary endpoint of 100% wound closure compared with Sham-control at the 12-week time point. Among the letter’s recommendations to address the deficiency is for us to design and conduct another clinical trial using the findings from any subgroup(s) that may support the safety and effectiveness of the dermaPACE device.  We evaluated the comments in the FDA’s letter and after further analyses of the clinical data and informal, non-binding interaction with the FDA, we plan to conduct additional clinical work to provide support for the FDA to approve the dermaPACE PMA.

We have finalized our clinical study plan and the FDA has granted conditional approval of our IDE supplement for an additional clinical trial.  We estimate the clinical trial could be completed and submitted in support of a PMA application for dermaPACE in as early as 20 months from trial initiation, assuming such data to be collected meets the agreed upon statistical and clinical plan of success.  We worked closely with the FDA to develop the protocol and statistical plan that were submitted in the IDE Supplement. A substantial component of this work involved using Bayesian statistical principles to define the dermaPACE treatment benefit established in our previously conducted pivotal study. Bayesian designs are supported by the FDA where there is strong prior evidence that can be incorporated into the clinical study design. By incorporating the prior positive information regarding complete wound closure after one treatment cycle to bear on the design of the additional study, substantially fewer patients should be required than would otherwise be the case while still ensuring adequate statistical power. This approach will save significant time and preserve scientific rigor.

Importantly, the study design allows for controlled interim monitoring of the data by an independent Data Monitoring Committee (DMC) to determine whether study success has been achieved.  The first analysis for making a study success determination is projected to occur after 90 patients (approximately 45 per arm) have completed the 12-week primary efficacy evaluation period. If study data achieves pre-defined statistical and clinical success criteria associated with wound closure favoring dermaPACE, then the clinical trial can be stopped, and we will submit an amendment to the current PMA for approval.  The controlled interim monitoring plan also includes a provision for DMC review of data prior to enrollment of the 90 subjects.  This provision has been established in order to monitor the progress of the trial and ensure its alignment with our statistical plan, or to increase the sample size should additional subjects be needed to demonstrate study success, or stop the trial if study success is deemed unattainable.  By monitoring the data in this way, appropriate steps can be taken to allocate resources based on the direction the data is heading, prior to arriving at the 90 patient mark, which is the first point at which study success may be determined per our agreement with the FDA.

The clinical trial plan incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the recently completed pivotal trial.  Similar to the previous trial, four (4) dermaPACE procedures will be administered during the first two weeks following subject enrollment. In the upcoming trial, however, up to four (4) additional dermaPACE procedures will be delivered bi-weekly, between weeks 4 and 10, which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE over that observed in the first clinical trial.  We have already identified clinical study sites and are in the process of qualifying them for participation.  Patient enrollment is expected to begin once Institutional Review Board (IRB) approvals and appropriate funding to conduct the study are in place.

Efforts to raise capital

As previously announced, we have retained Canaccord Genuity Inc., a leading investment bank, to explore capital fund raising and/or strategic options to fund this new clinical work and our on-going operations.  We continue to work with Canaccord Genuity Inc. and other specialized investment banking firms, as well as with high net worth existing investors, with the expectation of completing a capital raise in the third quarter of 2012 so we can start this clinical work in the fourth quarter of 2012 and fund on-going operations.

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

Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales.  At June 30, 2012, the balance of cash and cash equivalents totaled $1,400,875.

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

Since our inception, we have incurred losses from operations each year.  As of June 30, 2012, we had an accumulated deficit of $67.8 million.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we continue to fund our research and development activities, clinical trials and the FDA approval process, and as we prepare for a future sales network to market our products.

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity.  A discussion of the risks and uncertainties associated with the Company and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 14, 2012.

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

Inventory is valued using first in, first out (“FIFO”), and consists primarily of devices and the component material for assembly of finished products, less reserves for obsolescence.

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

Results of Operations for the Three Months ended June 30, 2012 and 2011 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended June 30, 2012 were $210,357, compared to $163,749 for the same period in 2011, an increase of $46,608, or 28%.  The increase in revenues is primarily due to increased sales of demonstration devices and refurbishment applicators to European distributors in 2012, as compared to 2011.

Cost of revenues for the three months ended June 30, 2012 was $82,161, compared to $47,233 for the same period in 2011.  Gross profit as a percentage of revenues was 61% for the three months ended June 30, 2012, as compared to 71% for the same period in 2011.  The decrease in gross profit as a percentage of revenues was due to increased sales of lower margin demonstration devices in 2012, as compared to 2011.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2012 were $347,644, compared to $795,118 for the same period in 2011, a decrease of $447,474, or 56%.  Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.  Research and development expenses in 2012 decreased due to lower expenses for clinical results analysis and clinical related expenses.  Consulting expenses related to clinical results analysis were higher in 2011 as we prepared for the submission to the FDA in June 2011 of the dermaPACE PMA for treating diabetic foot ulcers.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 were $1,036,728, compared to $1,510,390 for the same period in 2011, a decrease of $473,662, or 31%.   General and administrative expenses include non-cash stock-based compensation of $239,870 and $147,762 for the three months ended June 30, 2012 and 2011, respectively.  The increase in non-cash stock-based compensation costs of $92,108 in 2012 was primarily due to the employee stock options granted in November 2011 and the options granted to members of our medical advisory board in March 2012.

Excluding the non-cash costs for stock-based compensation, general and administrative expenses were $796,858 for the three months ended June 30, 2012, as compared to $1,362,628 for the same period in 2011, a decrease of $565,770, or 42%.  The decrease in general and administrative expenses is primarily due to a reduction in headcount (18 employees in June 2012 as compared to 28 employees in June 2011), decreased investor relations expenses and decreased legal costs for patent defense activities.

Other Income (Expense)

On April 4, 2011, we amended the terms of outstanding notes with Prides Capital Fund I, LP and NightWatch Capital Partners II, LP such that the unpaid principal and interest balance on the notes, totaling $4,413,908, was cancelled in consideration of the issuance of 1,358,126 shares of Common Stock.  In addition, in connection with this transaction, we issued to the noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share.  We recorded a loss from extinguishment of debt of $1,318,781, which was the difference between the estimated fair value of the Common Stock and warrants the notes were exchanged for on the date of exchange as compared to the fair value of the notes, assuming the conversion feature was exercised by the noteholders.

In June 2009, we sold our veterinary division to Pulse Veterinary Technologies, LLC (“Pulse Vet”).  Under the terms of the asset purchase agreement, we continued to provide transitional production services at the direction of Pulse Vet for a fee until these transitional services were transitioned to Pulse Vet.  Pulse Vet took over production services on November 1, 2011.  The income for these transitional services was $0 and $112,500 for the three months ended June 30, 2012 and 2011, respectively.

Interest expense, net, for the three months ended June 30, 2012 was $80,446, essentially unchanged as compared to $79,794 for the same period in 2011.

Provision for Income Taxes

At June 30, 2012, we had federal net operating loss carryforwards of $48,915,087 for tax years through the year ended December 31, 2011 that will begin to expire in 2025.  Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations.  Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended June 30, 2012 was $1,424,626, or ($0.07) per basic and diluted share, compared to a net loss of $3,572,207, or ($0.17) per basic and diluted share, for the same period in 2011, a decrease in the net loss of $2,147,581, or 60%.  We anticipate that our operating losses will continue over the next several years as we continue to fund our research and development activities including our clinical trials, and as we prepare for a future sales network to market our products.

Results of Operations for the Six Months ended June 30, 2012 and 2011 (Unaudited)

Revenues and Cost of Revenues

Revenues for the six months ended June 30, 2012 were $448,897, compared to $415,502 for the same period in 2011, an increase of $33,395, or 8%.  The increase in revenues is primarily due to increased sales of demonstration devices and refurbishment applicators to European distributors in 2012, as compared to 2011.

Cost of revenues for the six months ended June 30, 2012 was $153,933, compared to $140,531 for the same period in 2011.  Gross profit as a percentage of revenues was 66% for the six months ended June 30, 2012 and 2011.  The gross profit as a percentage of revenues was the same for the two periods due to increased sales of higher margin applicators in 2012, as compared to 2011, offset by increased sales of lower margin demonstration devices in 2012, as compared to 2011.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2012 were $951,441, compared to $1,544,417 for the same period in 2011, a decrease of $592,976, or 38%.  Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants, contract manufacturer development costs and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.  Research and development expenses in 2012 decreased due to lower expenses for clinical results analysis and clinical related expenses.  Consulting expenses related to clinical results analysis were higher in 2011 as we prepared for the submission to the FDA in June 2011 of the dermaPACE PMA for treating diabetic foot ulcers.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 were $2,274,268, compared to $2,892,575 for the same period in 2011, a decrease of $618,307, or 21%.   General and administrative expenses include non-cash stock-based compensation of $502,046 and $300,210 for the six months ended June 30, 2012 and 2011, respectively.  The increase in non-cash stock-based compensation costs of $201,836 in 2012 was primarily due to the employee stock options granted in November 2011 and the options granted to members of our medical advisory board in March 2012.

Excluding the non-cash costs for stock-based compensation, general and administrative expenses were $1,772,222 for the six months ended June 30, 2012, as compared to $2,592,365 for the same period in 2011, a decrease of $820,143, or 32%.  The decrease in general and administrative expenses is primarily due to a reduction in headcount (18 employees in June 2012 as compared to 28 employees in June 2011), decreased investor relations expenses and decreased legal costs for patent defense activities.

Other Income (Expense)

On April 4, 2011, we amended the terms of outstanding notes with Prides Capital Fund I, LP and NightWatch Capital Partners II, LP such that the unpaid principal and interest balance on the notes, totaling $4,413,908, was cancelled in consideration of the issuance of 1,358,126 shares of Common Stock.  In addition, in connection with this transaction, we issued to the noteholders an aggregate total of 679,064 warrants to purchase shares of Common Stock at an exercise price of $4.00 per share.  We recorded a loss from extinguishment of debt of $1,318,781, which was the difference between the estimated fair value of the Common Stock and warrants the notes were exchanged for on the date of exchange as compared to the fair value of the notes, assuming the conversion feature was exercised by the noteholders.

In June 2009, we sold our veterinary division to Pulse Vet.  Under the terms of the asset purchase agreement, we continued to provide transitional production services at the direction of Pulse Vet for a fee until these transitional services were transitioned to Pulse Vet.  Pulse Vet took over production services on November 1, 2011.  The income for these transitional services was $0 and $225,000 for the six months ended June 30, 2012 and 2011, respectively.

Interest expense, net, for the six months ended June 30, 2012 was $159,302, compared to $316,074 for the same period in 2011, a decrease of $156,772, or 50%. The decrease was due to no interest expense for the six months ended June 30, 2012 on certain notes payable to related parties as a result of the notes being exchanged for Common Stock and warrants on April 4, 2011.

Provision for Income Taxes

At June 30, 2012, we had federal net operating loss carryforwards of $48,915,087 for tax years through the year ended December 31, 2011 that will begin to expire in 2025.  Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations.  Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2012 was $3,259,941, or ($0.16) per basic and diluted share, compared to a net loss of $5,755,533, or ($0.31) per basic and diluted share, for the same period in 2011, a decrease in the net loss of $2,495,592, or 43%.  We anticipate that our operating losses will continue over the next several years as we continue to fund our research and development activities and clinical trials, and as we prepare for a future sales network to market our products.

Liquidity and Capital Resources

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources to continue our research and development efforts, including clinical trials.  Because of the significant time it will take for our products to complete the clinical trial process, and for us to obtain approval from regulatory authorities and successfully commercialize our products, we will require substantial additional capital.  We incurred a net loss of $3,259,941 for the six months ended June 30, 2012 and a net loss of $10,238,797 for the year ended December 31, 2011.  These operating losses create uncertainty about our ability to continue as a going concern.  As of June 30, 2012, we had cash and cash equivalents of $1,400,875.  We may be able to raise additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, or we may seek an investment by a strategic partner in a specific clinical indication or market opportunity, or we may sell all or a portion of the Company’s assets.  If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Additional financing may not be available on acceptable terms, if at all.  Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control.  Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

For the six months ended June 30, 2012 and 2011, net cash used by operating activities was $2,504,284 and $5,003,056, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities of $2,498,772 for 2012, as compared to the same period for 2011, was due to reductions in headcount, operating expenses and clinical expenses in 2012 as well as a reduction in current liabilities in 2011.  Net cash provided (used) by financing activities for the six months ended June 30, 2012 and 2011 was $(2,245) and $12,367,455, respectively, which in 2011 consisted of the net proceeds from the private placement of $8,467,121 and the exercise of unit options of $3,900,334.  Cash and cash equivalents decreased by $2,508,508 for the six months ended June 30, 2012.  Cash and cash equivalents increased by $7,356,262 for the six months ended June 30, 2011.

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Dated: August 8, 2012

SANUWAVE HEALTH, INC.

By:	/s/ Christopher M. Cashman
Christopher M. Cashman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Christopher M. Cashman Name: Christopher M. Cashman	Chief Executive Officer and President; Director	August 8, 2012
(principal executive officer)

By: /s/ Barry J. Jenkins Name: Barry J. Jenkins	Chief Financial Officer (principal financial and accounting officer)	August 8, 2012
By: /s/ John F. Nemelka Name: John F. Nemelka	Director	August 8, 2012

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Director	August 8, 2012