Form 10-Q
period 2012-09-30
SANUWAVE Health, Inc.
filed 2012-11-14
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

Commission File Number 000-52985

SANUWAVE Health, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1176000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11475 Great Oaks Way, Suite 150 Alpharetta, GA	30022
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2012, there were issued and outstanding 20,907,536 shares of the registrant’s common stock, $.001 par value.

 SANUWAVE Health, Inc.

Table of Contents

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION
Item 6.	Exhibits	26

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361,263	$3,909,383
Accounts receivable - trade, net of allowance for doubtful accounts of $47,313 in 2012 and $74,852 in 2011	78,287	81,565
Inventory (Note 6)	294,898	396,284
Prepaid expenses	203,132	162,975
Due from Pulse Veterinary Technologies, LLC	-	27,837
TOTAL CURRENT ASSETS	937,580	4,578,044

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 7)	37,904	51,206

OTHER ASSETS	3,191	3,192

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 8)	1,303,715	1,533,782
TOTAL ASSETS	$2,282,390	$6,166,224

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$402,358	$756,657
Accrued employee compensation	1,107,083	632,333
Accrued expenses (Note 10)	173,588	190,583
Interest payable, related parties (Note 12)	81,864	81,864
Capital lease payable, current portion (Note 14)	4,841	4,576
Liabilities related to discontinued operations	655,061	655,061
TOTAL CURRENT LIABILITIES	2,424,795	2,321,074

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 12)	5,372,743	5,372,743
Capital lease payable, non-current portion (Note 14)	5,220	8,884
TOTAL NON-CURRENT LIABILITIES	5,377,963	5,381,627
TOTAL LIABILITIES	7,802,758	7,702,701

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares and 50,000,000 shares authorized in 2012 and 2011, respectively; 20,907,536 issued and outstanding in 2012 and 2011 (Note 4)	20,908	20,908

ADDITIONAL PAID-IN CAPITAL	63,660,709	62,940,977

ACCUMULATED OTHER COMPREHENSIVE INCOME	14,055	10,466

RETAINED DEFICIT	(69,216,040)	(64,508,828)
TOTAL STOCKHOLDERS' DEFICIT	(5,520,368)	(1,536,477)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,282,390	$6,166,224

See accompanying notes to unaudited condensed
 consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES	$178,256	$161,678	$627,153	$577,180

COST OF REVENUES	43,965	48,475	197,898	189,006

GROSS PROFIT	134,291	113,203	429,255	388,174

OPERATING EXPENSES
Research and development	440,193	623,318	1,391,634	2,167,735
General and administrative	977,859	1,493,963	3,252,127	4,386,538
Depreciation	4,973	971	15,313	13,452
Amortization	76,689	76,689	230,067	230,067
TOTAL OPERATING EXPENSES	1,499,714	2,194,941	4,889,141	6,797,792

OPERATING LOSS	(1,365,423)	(2,081,738)	(4,459,886)	(6,409,618)

OTHER INCOME (EXPENSE)
Extinguishment of debt	-	-	-	(1,318,781)
Interest expense, net	(81,894)	(76,578)	(241,196)	(392,652)
Gain (loss) on foreign currency exchange	46	(25,723)	(6,130)	(43,521)
Transitional services provided to Pulse Veterinary Technologies, LLC	-	112,500	-	337,500

TOTAL OTHER INCOME (EXPENSE)	(81,848)	10,199	(247,326)	(1,417,454)

LOSS BEFORE INCOME TAXES	(1,447,271)	(2,071,539)	(4,707,212)	(7,827,072)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(1,447,271)	(2,071,539)	(4,707,212)	(7,827,072)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	4,623	17,128	3,589	30,416
TOTAL COMPREHENSIVE LOSS	$(1,442,648)	$(2,054,411)	$(4,703,623)	$(7,796,656)

LOSS PER SHARE:
Net loss - basic	$(0.07)	$(0.10)	$(0.23)	$(0.41)
Net loss - diluted	$(0.07)	$(0.10)	$(0.23)	$(0.41)

Weighted average shares outstanding - basic	20,907,536	20,907,536	20,907,536	19,196,236
Weighted average shares outstanding - diluted	20,907,536	20,907,536	20,907,536	19,196,236

 See accompanying notes to unaudited condensed
 consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,707,212)	$(7,827,072)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization	230,067	230,067
Depreciation	15,313	13,452
Change in allowance for doubtful accounts	(27,539)	25,726
Stock-based compensation	719,732	550,387
Accrued interest	-	166,618
Extinguishment of debt	-	1,318,781
Changes in assets - (increase)/decrease
Accounts receivable - trade	30,817	(19,443)
Inventory	101,386	37,980
Prepaid expenses	(40,157)	(32,740)
Due from Pulse Veterinary Technologies, LLC	27,837	(84,650)
Other	1	(133)
Changes in liabilities - increase/(decrease)
Accounts payable	(354,299)	(668,431)
Accrued employee compensation	474,750	(628,772)
Accrued expenses	(16,995)	(74,836)
Interest payable, related parties	-	(1,113)
NET CASH USED BY OPERATING ACTIVITIES	(3,546,299)	(6,994,179)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,011)	(36,667)
NET CASH USED BY INVESTING ACTIVITIES	(2,011)	(36,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	-	8,467,121
Proceeds from unit options exercised, related parties	-	2,463,008
Proceeds from unit options exercised	-	1,437,326
Payment of principal on capital lease	(3,399)	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(3,399)	12,367,455

EFFECT OF EXCHANGE RATES ON CASH	3,589	30,416

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,548,120)	5,367,025

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,909,383	417,457
CASH AND CASH EQUIVALENTS, END OF PERIOD	$361,263	$5,784,482

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$242,903	$242,903
Cash paid for capital lease interest	$676	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Capital stock issued in exchange for notes payable, related parties	$-	$4,413,908

See accompanying notes to unaudited condensed
consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

2.            Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012.

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

3.            Going concern

The Company incurred a net loss of $4,707,212 for the nine months ended September 30, 2012 and a net loss of $10,238,797 for the year ended December 31, 2011.  The Company had cash and cash equivalents of $361,263 at September 30, 2012.  These operating losses create an uncertainty about the Company’s ability to continue as a going concern.  The continuation of the Company’s business is dependent upon raising additional capital.  Management’s plans are to obtain additional capital which may include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt; an investment by a strategic partner in a specific clinical indication or market opportunity; or selling all or a portion of the Company’s assets.  If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders.  Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this report.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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
September 30, 2012

4.            Equity transactions (continued)

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

5.            Recently Issued Accounting Standards

There have been no recently issued accounting standards that have an impact on our condensed consolidated financial statements.

6.            Inventory

Inventory consists of the following:

	September 30, 2012	December 31, 2011

Inventory - finished goods	$306,778	$412,291
Inventory - parts	86,420	113,593
Total	393,198	525,884
Provision for losses and obsolescence	(98,300)	(129,600)
Net inventory	$294,898	$396,284

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

7.            Property and equipment

Property and equipment consists of the following:

	September 30, 2012	December 31, 2011

Machines and equipment	$233,793	$232,848
Office and computer equipment	224,600	224,600
Leasehold improvements	67,421	67,421
Furniture and fixtures	25,679	24,613
Vehicles	22,531	22,531
Software	41,872	41,872
Other assets	2,378	2,378
Total	618,274	616,263
Accumulated depreciation	(580,370)	(565,057)
Net property and equipment	$37,904	$51,206

The aggregate depreciation related to property and equipment charged to operations was $4,973 and $971 for the three months ended September 30, 2012 and 2011, respectively, and $15,313 and $13,452 for the nine months ended September 30, 2012 and 2011, respectively.

8.            Intangible assets

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,198,420)	(1,968,353)
Net intangible assets	$1,303,715	$1,533,782

The aggregate amortization charged to operations was $76,689 and $76,689 for the three months ended September 30, 2012 and 2011, respectively, and $230,067 and $230,067 for the nine months ended September 30, 2012 and 2011, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

The Company’s notes payable, related parties consist of $5,372,743 of principal at September 30, 2012 and December 31, 2011.  Interest accrues on the notes at a rate of six percent (6%) per annum. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties was $4,471,070 and $4,253,362 at September 30, 2012 and December 31, 2011, respectively.

10.          Accrued expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011

Accrued legal professional fees	$54,130	$61,000
Accrued audit and tax preparation	83,532	75,516
Accrued other	35,926	54,067
	$173,588	$190,583

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

11.          Income taxes (continued)

At September 30, 2012, the Company had federal net operating loss (“NOL”) carryforwards of $49,172,791 for tax years through the year ended December 31, 2011, that will begin to expire in 2025.  The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings.  Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at September 30, 2012 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2012.  As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

12.          Notes payable, related parties

The notes payable consist of the following:

	September 30, 2012	December 31, 2011
Notes payable, unsecured, bearing interest at 6% to HealthTronics, Inc., a shareholder of the Company.  The notes were issued in conjunction with the Company's purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005.  Quarterly interest through June 30, 2010, was accrued and added to the principal balance.  Interest is paid quarterly in arrears beginning September 30, 2010.  All remaining unpaid accrued interest and principal is due August 1, 2015.  Accrued interest currently payable totaled $81,864 at September 30, 2012 and December 31, 2011.  Accrued interest not payable until August 1, 2015 totaled $1,372,743 at September 30, 2012 and December 31, 2011.
	$ 5,372,743	$ 5,372,743
Less current portion	-	-
Non-current portion	$ 5,372,743	$ 5,372,743

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
September 30, 2012

12.          Notes payable, related parties (continued)

Interest expense on notes payable to related parties totaled $81,864 and $81,864 for the three months ended September 30, 2012 and 2011, respectively, and $242,903 and $408,408 for the nine months ended September 30, 2012 and 2011, respectively.

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

As a result of the net loss for the three and nine months ended September 30, 2012 and 2011, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.  The anti-dilutive equity securities totaled 14,189,481 shares and 13,067,947 shares at September 30, 2012 and 2011, respectively.

14.          Commitments and contingencies

Operating Leases

The Company leases office and warehouse space.  Rent expense for the three months ended September 30, 2012 and 2011, was $68,462 and $87,312, respectively, and $238,712 and $262,194 for the nine months ended September 30, 2012 and 2011, respectively.

Capital Leases

The Company leases certain office equipment under an agreement classified as a capital lease. The leased assets serve as security for the lease.  The accumulated depreciation of such equipment at September 30, 2012 and December 31, 2011 totaled $5,255 and $1,617, respectively. The net book value of such equipment at September 30, 2012 and December 31, 2011 totaled $9,297 and $12,935, respectively.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

15.          401(k) plan

The Company sponsors a 401(k) plan that covers all employees who meet the eligibility requirements.  The Company matched 50% of employee contributions up to 6% of their compensation effective until January 31, 2012.  Effective February 1, 2012, the Company amended the 401(k) plan to make the Company matching contribution discretionary and discontinued the Company match.  The Company contributed $0 and $19,535 to the plan for the three months ended September 30, 2012 and 2011, respectively, and $9,664 and $55,937 for the nine months ended September 30, 2012 and 2011, respectively.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions amortized to expense over the options' vesting periods for the year ended December 31, 2011: risk-free interest rate of 1.32%, expected dividend yield of 0%, volatility factor of the expected market price of the Company’s Common Stock of 65%, forfeiture rate of 0% and weighted average expected life of the option of 5.76 years. Since there is a limited trading history for the Company’s Common Stock, the expected volatility is based on historical data from companies similar in size and value to the Company.  The expected dividend yield is based on the Company’s historical dividend experience, however, since inception, the Company has not declared dividends. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. The Company estimates pre-vesting forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest. The expected life of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted.

The Company recognized as compensation cost for all outstanding stock options, restricted stock and warrants granted to employees, directors and advisors, $217,686 and $250,177 for the three months ended September 30, 2012 and 2011, respectively, and $719,732 and $550,387 for the nine months ended September 30, 2012 and 2011, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

16.          Stock-based compensation (continued)

A summary of option activity as of September 30, 2012 and December 31, 2011, and the changes during the three and nine months ended September 30, 2012, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2011	4,365,546	$2.82
Granted	100,000	$0.44
Exercised	-	$-
Forfeited or expired	(54,000)	$2.73
Outstanding as of March 31, 2012	4,411,546	$2.77
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(97,216)	$2.91
Outstanding as of June 30, 2012	4,314,330	$2.76
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding as of September 30, 2012	4,314,330	$2.76

Exercisable	3,424,330	$2.95

The weighted average remaining contractual term for outstanding and exercisable stock options was 5.8 years as of September 30, 2012, and 6.3 years as of December 31, 2011.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

16.          Stock-based compensation (continued)

A summary of the Company’s nonvested options as of September 30, 2012 and December 31, 2011, and changes during the three and nine months ended September 30, 2012, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2011	1,314,722	$2.49
Granted	100,000	$0.44
Vested	(51,250)	$2.29
Forfeited or expired	(16,500)	$3.19
Outstanding as of March 31, 2012	1,346,972	$2.33
Granted	-	$-
Vested	(121,722)	$5.25
Forfeited or expired	(1,500)	$3.71
Outstanding as of June 30, 2012	1,223,750	$2.04
Granted	-	$-
Vested	(333,750)	$2.00
Forfeited or expired	-	$-
Outstanding as of September 30, 2012	890,000	$2.05

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

17.          Warrants

The Company grants warrants in connection with equity share purchases by investors as an additional incentive for providing long term equity capital to the Company.  The warrants are granted at negotiated prices in connection with the equity share purchases.  A summary of the warrant activity as of September 30, 2012 and December 31, 2011, and the changes during the three and nine months ended September 30, 2012, is presented as follows:

	Class A Warrants	Class B Warrants	Class D Warrants	Class E Warrants
Outstanding as of December 31, 2011	1,106,627	1,106,627	4,235,160	3,576,737
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of March 31, 2012	1,106,627	1,106,627	4,235,160	3,576,737
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of June 30, 2012	1,106,627	1,106,627	4,235,160	3,576,737
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(150,000)	-
Outstanding as of September 30, 2012	1,106,627	1,106,627	4,085,160	3,576,737

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

These warrants are not mandatorily redeemable, do not obligate the Company to repurchase its equity shares by transferring assets or issuing a variable number of shares.  The warrants require that the Company deliver shares as part of a physical settlement or a net-share settlement, dependent on the warrant agreement, and do not provide for a net-cash settlement.   All of the Company’s warrants are classified as equity.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

18.          Subsequent events

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. On November 6, 2012, the Company entered into a Severance and Advisory Agreement (the “Severance Agreement”) with Christopher M. Cashman in connection with his resignation as President and Chief Executive Officer, and a director of the Company.  Pursuant to the Severance Agreement, Mr. Cashman will receive, as severance, (a) six months of his base salary payable over the six month period, (b) bonus payments of $100,000 upon each of four bonus payment events tied to the Company’s clinical trial plan for the dermaPACE device, (c) a grant of 1,000,000 options to acquire shares of Common Stock with 600,000 options vested upon the execution of the Severance Agreement and the remaining 400,000 options  vesting in increments of 100,000 upon each of the bonus payment events at subpart (b) above, and (d) a grant of 50,000 options to acquire shares of Common Stock as consideration for the provision of twelve months of advisory services.  Payment of the foregoing severance amounts is subject to receipt and effectiveness of a release of claims against the Company.  In addition, the Company vested all of Mr. Cashman’s outstanding stock options.  The Company will record the effect of these transactions in the fourth quarter of 2012.

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

We have already identified clinical study sites and are in the process of contracting with them for participation.  Patient enrollment is expected to begin in the first quarter of 2013 once Institutional Review Board (IRB) approvals and appropriate funding to conduct the study are in place.

Efforts to raise capital

We are working with select accredited investors to raise up to $1.25 million in capital in a private placement.  The accredited investors will receive a convertible promissory note that will convert, at the Company’s option, at the completion of a larger funding which is expected to close no later than the first quarter of 2013.  If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code.

Financial Overview

Our independent registered public accounting firm in 2011 has included a “going concern” statement in its report on our consolidated financial statements for the year ended December 31, 2011, stating that we had a net loss and negative cash flows from operations in fiscal 2011, and that we have an accumulated deficit.  Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this going concern uncertainty.

Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales.  At September 30, 2012, the balance of cash and cash equivalents totaled $361,263.

We expect to continue to incur significant research and development expenses as a result of ongoing clinical studies in the United States, as well as expenses associated with regulatory and patent filings.  We will require additional capital to continue to implement our business strategies.  There can be no assurance that we will be successful in raising such capital.  See “Liquidity and Capital Resources.”

Since our inception, we have incurred losses from operations each year.  As of September 30, 2012, we had an accumulated deficit of $69,216,040.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we continue to fund our research and development activities, clinical trials and the FDA approval process.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using weighted average assumptions amortized to expense over the options' vesting periods. These assumptions include the risk-free interest rate, expected dividend yield, volatility factor of the expected market price of our Common Stock, forfeiture rate and weighted average expected life of the option. Since there is a limited trading history for our Common Stock, the expected volatility is based on historical data from companies similar in size and value to us. The expected dividend yield is based on our historical dividend experience, however, since inception, we have not declared dividends. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest. The expected life of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted.

Income Taxes

We account for income taxes utilizing the asset and liability method prescribed by the provisions of ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes).  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is provided for the deferred tax assets related to future years, including loss carryforwards, if there is not sufficient evidence to indicate that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in future years. We have recorded a full valuation allowance as of September 30, 2012 and December 31, 2011, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

We have adopted a provision of ASC 740, Income Taxes (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48)).  ASC 740 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return.  ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  In accordance with ASC 740, we did not recognize any liability for unrecognized tax benefits.

Results of Operations for the Three Months ended September 30, 2012 and 2011 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended September 30, 2012 were $178,256, compared to $161,678 for the same period in 2011, an increase of $16,578, or 10%.  The increase in revenues is primarily due to increased sales of refurbishment applicators for devices due to the increased number of devices in use in 2012, as compared to 2011.

Cost of revenues for the three months ended September 30, 2012 was $43,965, compared to $48,475 for the same period in 2011.  Gross profit as a percentage of revenues was 75% for the three months ended September 30, 2012, as compared to 70% for the same period in 2011.  The increase in gross profit as a percentage of revenues was due to increased sales of higher margin refurbishment applicators in 2012, as compared to 2011.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2012 were $440,193, compared to $623,318 for the same period in 2011, a decrease of $183,125, or 29%.  Research and development expenses in 2012 decreased due to lower expenses for clinical results analysis and clinical related expenses as compared to same period in 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 were $977,859, compared to $1,493,963 for the same period in 2011, a decrease of $516,104, or 35%.   General and administrative expenses include non-cash stock-based compensation of $217,686 and $250,177 for the three months ended September 30, 2012 and 2011, respectively.  The decrease in non-cash stock-based compensation costs of $32,491 in 2012 was primarily due to the full expense in September 2011 for certain stock options which were fully vested when granted.

Excluding the non-cash costs for stock-based compensation, general and administrative expenses were $760,173 for the three months ended September 30, 2012, as compared to $1,243,786 for the same period in 2011, a decrease of $483,613, or 39%.  The decrease in general and administrative expenses is primarily due to a reduction in headcount (18 employees in September 2012 as compared to 29 employees in September 2011), decreased investor relations expenses and decreased legal costs for patent defense activities.

Other Income (Expense)

In June 2009, we sold our veterinary division to Pulse Veterinary Technologies, LLC (“Pulse Vet”).  Under the terms of the asset purchase agreement, we continued to provide transitional production services at the direction of Pulse Vet for a fee until these services were transitioned to Pulse Vet on November 1, 2011.  The income for these transitional services was $0 and $112,500 for the three months ended September 30, 2012 and 2011, respectively.

Provision for Income Taxes

At September 30, 2012, we had federal net operating loss carryforwards of $49,172,791 for tax years through the year ended December 31, 2011 that will begin to expire in 2025.  Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations.  Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.   We have recorded a full valuation allowance as of September 30, 2012, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Net Loss

Net loss for the three months ended September 30, 2012 was $1,447,271, or ($0.07) per basic and diluted share, compared to a net loss of $2,071,539, or ($0.10) per basic and diluted share, for the same period in 2011, a decrease in the net loss of $624,268, or 30%.  We anticipate that our operating losses will continue over the next several years as we continue to fund our research and development activities including our clinical trials.

Results of Operations for the Nine Months ended September 30, 2012 and 2011 (Unaudited)

Revenues and Cost of Revenues

Revenues for the nine months ended September 30, 2012 were $627,153, compared to $577,180 for the same period in 2011, an increase of $49,973, or 9%.  The increase in revenues is primarily due to increased sales of demonstration devices and refurbishment applicators to European distributors in 2012, as compared to 2011.

Cost of revenues for the nine months ended September 30, 2012 was $197,898, compared to $189,006 for the same period in 2011.  Gross profit as a percentage of revenues was 68% for the nine months ended September 30, 2012, as compared to 67% for the same period in 2011.  The slight increase in gross profit as a percentage of revenues in 2012 was due to increased sales of higher margin refurbishment applicators in 2012, as compared to 2011.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2012 were $1,391,634, compared to $2,167,735 for the same period in 2011, a decrease of $776,101, or 36%.  Research and development expenses in 2012 decreased due to lower expenses for clinical results analysis and clinical related expenses.  Consulting expenses related to clinical results analysis were higher in 2011 as we prepared for the submission to the FDA in June 2011 of the dermaPACE PMA for treating diabetic foot ulcers.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 were $3,252,127, compared to $4,386,538 for the same period in 2011, a decrease of $1,134,411, or 26%.   General and administrative expenses include non-cash stock-based compensation of $719,732 and $550,387 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in non-cash stock-based compensation costs of $169,345 in 2012 was primarily due to the employee stock options granted in October 2011 and the options granted to members of our medical advisory board in March 2012.

Excluding the non-cash costs for stock-based compensation, general and administrative expenses were $2,532,395 for the nine months ended September 30, 2012, as compared to $3,836,151 for the same period in 2011, a decrease of $1,303,756, or 34%.  The decrease in general and administrative expenses is primarily due to a reduction in headcount (18 employees in September 2012 as compared to 29 employees in September 2011), decreased investor relations expenses and decreased legal costs for patent defense activities.

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

In June 2009, we sold our veterinary division to Pulse Vet.  Under the terms of the asset purchase agreement, we continued to provide transitional production services at the direction of Pulse Vet for a fee until these services were transitioned to Pulse Vet on November 1, 2011.  The income for these transitional services was $0 and $337,500 for the nine months ended September 30, 2012 and 2011, respectively.

Interest expense, net, for the nine months ended September 30, 2012 was $241,196, compared to $392,652 for the same period in 2011, a decrease of $151,456, or 39%. The decrease was due to no interest expense for the nine months ended September 30, 2012 on certain notes payable to related parties as a result of the notes being exchanged for Common Stock and warrants on April 4, 2011 as discussed above.

Provision for Income Taxes

At September 30, 2012, we had federal net operating loss carryforwards of $49,172,791 for tax years through the year ended December 31, 2011 that will begin to expire in 2025.  Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations.  Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.  We have recorded a full valuation allowance as of September 30, 2012, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Net Loss

Net loss for the nine months ended September 30, 2012 was $4,707,212, or ($0.23) per basic and diluted share, compared to a net loss of $7,827,072, or ($0.41) per basic and diluted share, for the same period in 2011, a decrease in the net loss of $3,119,860, or 40%.  We anticipate that our operating losses will continue over the next several years as we continue to fund our research and development activities, including our clinical trials.

Liquidity and Capital Resources

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources to continue our research and development efforts, including clinical trials.  Because of the significant time it will take for our products to complete the clinical trial process, and for us to obtain approval from regulatory authorities and successfully commercialize our products, we will require substantial additional capital.  We incurred a net loss of $4,707,212 for the nine months ended September 30, 2012 and a net loss of $10,238,797 for the year ended December 31, 2011.  These operating losses create uncertainty about our ability to continue as a going concern.  As of September 30, 2012, we had cash and cash equivalents of $361,263.  We are working with select accredited investors to raise up to $1.25 million in capital in a private placement.  The accredited investors will receive a convertible promissory note that will convert, at the Company’s option, at the completion of a larger funding which is expected to close no later than the first quarter of 2013.  If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code.

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

For the nine months ended September 30, 2012 and 2011, net cash used by operating activities was $3,546,299 and $6,994,179, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for 2012, as compared to the same period for 2011, of $3,447,880, or 49%, was due to reductions in headcount, operating expenses and clinical expenses in 2012 as well as a reduction in current liabilities in 2011.  Net cash provided (used) by financing activities for the nine months ended September 30, 2012 and 2011 was $(3,399) and $12,367,455, respectively, which in 2011 consisted of the net proceeds from the private placement of $8,467,121 and the exercise of unit options of $3,900,334.  Cash and cash equivalents decreased by $3,548,120 for the nine months ended September 30, 2012.  Cash and cash equivalents increased by $5,367,025 for the nine months ended September 30, 2011.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  We carried out an evaluation under the supervision and with the participation of our management, including our Chairman of the Board of Directors (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based on this evaluation, the Chairman of the Board of Directors (principal executive officer) and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Dated: November 14, 2012

SANUWAVE HEALTH, INC.

By:           /s/ Kevin A. Richardson, II
Kevin A. Richardson, II
Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chairman of the Board of Directors (principal executive officer)	November 14, 2012

By: /s/ Barry J. Jenkins Name: Barry J. Jenkins	Chief Financial Officer (principal financial and accounting officer)	November 14, 2012

By: /s/ John F. Nemelka Name: John F. Nemelka	Director	November 14, 2012