Form 10-K
period 2012-12-31
SANUWAVE Health, Inc.
filed 2013-03-26
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.9 million.

As of March 22, 2013, there were issued and outstanding 21,580,536 shares of the registrant’s common stock.

 SANUWAVE Health, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements.  All statements in this Annual Report on Form 10-K, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, clinical trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends.  These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission (the “SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  The Company undertakes no obligation to revise or update any forward-looking statements.

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to “we,” “us” and “our” are to the consolidated business of the Company.

Item 1. BUSINESS

Overview

We are a shockwave technology company using noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications.  The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to solicit a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures.  Our new lead regenerative product in the United States is the demaPACE® device, used for treating diabetic foot ulcers, which is in a supplemental Phase III clinical study with possible FDA approval in 2015 providing positive clinical study results.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration.  We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions.  We currently are not marketing any commercial products in the United States.  Revenues are from sales of the European Conformity Marking (“CE Mark”) devices and accessories in Europe, Canada and Asia/Pacific.

We believe we have demonstrated that our technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III Premarket Approval (“PMA”) approved OssaTron device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron®, Evotron®, and orthoPACE® devices in Europe and Asia.  Our lead product candidate for the global wound care market, dermaPACE, has received the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.

We are focused on developing our Pulsed Acoustic Cellular Expression (PACE) technology to activate healing in:

•	wound conditions, including diabetic foot ulcers, venous ulcers, pressure sores, burns and other skin eruption conditions;
•
orthopedic applications, such as eliminating chronic pain in joints from trauma or arthritis, speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, and other potential sports injury applications;

•	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
•	cardiac applications for removing plaque due to atherosclerosis and improving heart muscle performance.

In addition, we believe there are significant license/partnership opportunities for our shockwave technology in non-medical uses, including energy, water, food and industrial markets, and we believe we have a broad intellectual property portfolio and broad know-how.

dermaPACE – Our lead product candidate

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers.  We have already identified and contracted with clinical study sites and are in the process of contracting with additional sites for participation in the clinical study.  Patient enrollment is expected to begin in the second quarter of 2013.

The double-blind, multi-center, randomized, sham-controlled, parallel group clinical trial plan incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the pivotal trial.  Similar to the pivotal trial, four (4) dermaPACE procedures will be administered during the first two weeks following subject enrollment. In the upcoming trial, however, up to four (4) additional dermaPACE procedures will be delivered bi-weekly, between weeks 4 and 10 following subject enrollment, which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE over that observed in the first clinical trial.

We worked closely with the FDA to amend the protocol and develop the statistical plan for the supplemental clinical study. A substantial component of this work involved using Bayesian statistical principles to define the dermaPACE treatment benefit established in our previously conducted pivotal study. Bayesian designs are supported by the FDA where there is strong prior evidence that can be incorporated into the clinical study design. By incorporating the prior positive information regarding complete wound closure after one treatment cycle to bear on the design of the additional study, substantially fewer patients are required than would otherwise be the case while still ensuring adequate statistical power. This approach will save significant time and preserve scientific rigor.

The supplemental clinical study will incorporate an independent group of medical professionals who will independently adjudicate wound closure of individual patients and correspond with the respective principal investigator if the decisions are contradictory to that made by the principal investigator to determine a final decision on the state of closure of the wound.

Importantly, the study design allows for controlled interim monitoring of the data by an independent Data Monitoring Committee (“DMC”) to determine whether study success has been achieved.  The first analysis for making a study success determination is projected to occur after 90 patients (approximately 45 per arm) have completed the 12-week primary efficacy evaluation period. If study data achieves pre-defined statistical and clinical success criteria associated with wound closure favoring dermaPACE, then the clinical trial can be stopped, and we will submit a PMA for approval.  The controlled interim monitoring plan also includes a provision for DMC review of data prior to enrollment of the 90 subjects.  This provision has been established in order to monitor the progress of the trial and ensure its alignment with our statistical plan, or to increase the sample size should additional subjects be needed to demonstrate study success, or stop the trial if study success is deemed unattainable.  By monitoring the data in this way, appropriate steps can be taken to allocate resources based on the direction the data is heading, prior to arriving at the 90 patient mark, which is the first point at which study success may be determined per our agreement with the FDA.

Our dermaPACE device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds.  We are actively marketing dermaPACE to the European Community, Canada and Asia/Pacific, utilizing distributors in select countries.

Previous clinical work supporting our current dermaPACE clinical study

The dermaPACE device completed its pivotal Phase III, IDE trial in the United States for the treatment of diabetic foot ulcers in 2011 and a PMA Application was filed with the FDA in July 2011. The primary study goal was to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to Sham-control, when both are combined with the current standard of care.  The standard of care included wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot for ulcers located on the plantar surface of the foot.

A total of 206 patients entered the dermaPACE study at 24 sites.  The patients in the study were followed for a total of 24 weeks.  The study’s primary endpoint, wound closure, was defined as “successful” if the skin was 100% reepithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits.

A summary of the key study findings were as follows:

•
Patients treated with dermaPACE showed a strong positive trend in the primary endpoint of 100% wound closure. Treatment with dermaPACE increased the proportion of diabetic foot ulcers that closed within 12 weeks by 36%, although the rate of complete wound closure between dermaPACE and Sham-control at 12 weeks in the intention-to-treat (“ITT”) population was not statistically significant at the 95% confidence level used throughout the study (p=0.363). There were 22 out of 107 (21%) dermaPACE subjects who achieved complete wound closure at 12 weeks compared with 15 out of 99 (15%) Sham-control subjects.

•
In addition to the originally proposed 12-week efficacy analysis, the FDA expressed interest in seeing the efficacy analysis carried over the full 24 weeks of the study. In response, we conducted a series of secondary analyses of the primary endpoint of complete wound closure at 12 weeks and at each subsequent study visit out to 24 weeks.  The primary efficacy endpoint of complete wound closure reached statistical significance at 20 weeks in the ITT population with 36% of dermaPACE subjects achieving complete wound closure compared with 23% of Sham-control subjects (p=0.047); in the efficacy evaluable (“EE”) population 38% of dermaPACE subjects achieved complete wound closure beginning at 20 weeks, compared with 21% of Sham-control subjects (p=0.018).

•
Subjects treated with dermaPACE achieved a significant increase in the rate of complete and/or ≥90% wound closure. We analyzed a clinically relevant ≥ 90% wound closure endpoint that demonstrated statistical significance (p=0.0161) in favor of dermaPACE subjects (51/107, 48%) compared to patients randomized to receive Sham-control (31/99, 31%).

•
Within 6 weeks following the initial dermaPACE treatment, and consistently throughout the 24-week period, dermaPACE significantly reduced the size of the target ulcer compared with subjects randomized to receive Sham-control (p<0.05).

•	Of the subjects who achieved complete wound closure at 12 weeks, the recurrence rate at 24 weeks was only 4.5% in the dermaPACE group compared with 20.0% in the Sham-control group.
•
Importantly, there were no meaningful statistical differences in the adverse event rates between the dermaPACE treated patients and the Sham-control group.  There were no issues regarding the tolerability of the treatment which suggests that a second course of treatment, if needed, is a clinically viable option.

We filed with the FDA the clinical module of the dermaPACE PMA application in June 2011. In December 2011, we received a major deficiency letter from the FDA regarding the FDA’s review of the dermaPACE PMA. The FDA issues a major deficiency letter to the applicant when the PMA lacks significant information necessary for the FDA to complete its review or to determine whether there is reasonable assurance that the device is safe and effective for its intended use. The FDA comments on the application in detail and requests the applicant to amend the application to respond to the cited deficiencies and provide the necessary information.

In its December 2011 letter, the FDA cited, among other deficiencies, the dermaPACE study’s failure to meet the study’s primary endpoint of 100% wound closure compared with Sham-control at the 12-week time point. Among the letter’s recommendations to address the deficiency was for us to design and conduct another clinical trial using the findings from any subgroup(s) that may support the safety and effectiveness of the dermaPACE device. We evaluated the comments in the FDA’s letter and after further analyses of the clinical data and informal, non-binding interaction with the FDA, we have decided to conduct additional clinical work, as discussed above.

Pulsed Acoustic Cellular Expression (PACE) Technology for regenerative medicine

Our PACE product candidates, including our lead product candidate, dermaPACE, deliver high-energy acoustic pressure waves in the shockwave spectrum to produce compressive and tensile stresses on cells and tissue structures. These mechanical stresses at the cellular level have been shown in pre-clinical work to promote angiogenic and positive inflammatory responses, and quickly initiate the healing cascade. This has been shown in pre-clinical work to result in microcirculatory improvement, including increased perfusion and blood vessel widening (arteriogenesis), the production of angiogenic growth factors, enhanced new blood vessel formation (angiogenesis) and the subsequent regeneration of tissue such as skin, musculoskeletal and vascular structures. PACE procedures trigger the initiation of an accelerated inflammatory response that speeds wounds into proliferation phases of healing and subsequently returns a chronic condition to an acute condition to help reinitiate the body’s own healing response.  We believe that our PACE technology is well suited for various applications due to its activation of a broad spectrum of cellular events critical for the initiation and progression of healing.

High-energy, acoustic pressure waves in the shockwave spectrum are the primary component of our previously developed product, OssaTron, which was approved by the FDA and marketed in the United States for use in chronic tendonitis of the foot in 2000 and the elbow in 2003.  Additionally, acoustic shockwaves have been used safely at much higher energy and pulse levels in the lithotripsy procedure (breaking up kidney stones) by urologists for over 20 years and has reached standard of care status.

We research, design, manufacture, market and service our products worldwide and believe we have already demonstrated that our technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our orthoPACE, Evotron and OssaTron devices in Europe and Asia.

We believe our experience from our preclinical research and the clinical use of our predecessor legacy devices in Europe and Asia, as well as our OssaTron device in the United States, demonstrates the safety, clinical utility and efficacy of these products.  In addition, we have preclinical programs focused on the development and better understanding of treatments specific to our target applications.

Currently, there are limited biological or mechanical therapies to activate the healing and regeneration of tissue, bone and vascular structures.  As baby boomers age, the incidence of their targeted diseases and musculoskeletal injuries and ailments will be far more prevalent.  We believe that our pre-clinical and clinical studies suggest that our PACE technology will be effective in targeted applications.  If successful, we anticipate that future clinical studies, including our dermaPACE clinical study in the United States for treating diabetic foot ulcers, should lead to regulatory approval of our regenerative product candidates in the United States, Europe and Asia/Pacific.  If approved by the appropriate regulatory authorities, we believe that our product candidates will offer new, effective and noninvasive treatment options in wound healing, orthopedic injuries, plastic/cosmetic uses and cardiac procedures, improving the quality of life for millions of patients suffering from injuries or deterioration of tissue, bones and vascular structures.

Growth Opportunity in Wound Care Treatment

We are focused on the development of products that treat unmet medical needs in large market opportunities. Our primary interest is obtaining FDA approval for our lead product candidate, dermaPACE, for the wound care market, with the first focus in the United States on diabetic foot ulcers.  Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions.  According to the American Diabetes Association, about 25.8 million people (8.3% of the total United States population) have diabetes, and nearly two million new cases are diagnosed in people aged 20 years or older each year. If current trends continue, 1 in 3 Americans will develop diabetes at some point in their lifetime, and those with diabetes will lose, on average, 10-15 years of life expectancy.  Importantly, up to 25% of people with diabetes will develop a diabetic foot ulcer, resulting in 3 million diabetic foot ulcers annually in the United States alone. More than half of all foot ulcers will become infected, thus requiring hospitalization, and 1 in 5 will require an amputation that carries a high risk of mortality. Diabetes puts tremendous economic pressure on the United States healthcare system.  In January 2011, the Centers for Disease Control and Prevention (the “CDC”) reported the total costs (direct and indirect) of diabetes in the United States is $174 billion annually, and people with diagnosed diabetes have medical expenditures that are over two times higher than medical expenditures for people without diabetes. Hospitalization costs alone are $16,000 to $20,000 for a patient with a diabetic foot ulcer, and direct and indirect costs of an amputation range from $20,000 to $60,000 per patient. Advanced, cost-effective treatment modalities for diabetes and its comorbidities, including diabetic foot ulcers, are in great need globally, yet in short supply. According to the American Diabetes Association, by the year 2025 the prevalence of diabetes is expected to rise by 72% to 324 million people worldwide.

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

Developing Product Opportunities - Orthopedic

We launched in Europe the orthoPACE device, which is intended for use in orthopedic, trauma and sports medicine indications, following CE Marking in 2010.  The device features four (4) types of applicators including a unique applicator that is less painful for some indications and may reduce or completely eliminate anesthesia for some patients.  In the orthopedic setting, the orthoPACE is being used to treat tendinopathies and acute and nonunion fractures, including the soft tissue surrounding the fracture to accelerate healing and prevent secondary complications and their associated treatment costs.

We believe there are significant opportunities in the worldwide orthopedic market, driven by aging baby boomers and their desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.

We have experience in the sports medicine field that generally refers to the non-surgical and surgical management of cartilage, ligament and tendon injuries through our legacy devices, OssaTron and Evotron.  Common examples of these injuries include extremity joint pain, torn rotator cuffs (shoulder), tennis elbow, Achilles’ tendon tears and torn meniscus cartilage in the knee.  Injuries to these structures are very difficult to treat because the body has a limited natural ability to regenerate these tissues.  Cartilage, ligament and tendons seldom return to a pre-injury state of function.  Due to a lack of therapies that can activate healing and regenerate these tissues, many of these injuries will result in a degree of permanent impairment and chronic pain.  Prior investigations and pre-clinical work indicate that PACE can activate various cell types and may be an important adjunct to the management of sports medicine injuries.

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

Non-Medical Uses For Our Shockwave Technology

We believe there are significant license/partnership opportunities for our shockwave technology in non-medical uses, including energy, water, food and industrial markets.

Due to their powerful pressure gradients and localized cavitational effects, we believe high-energy, acoustic pressure shockwaves can be used to clean, in an energy efficient manner, contaminated fluids from impurities, bacteria, viruses and other harmful micro-organisms, which provides opportunities for our technology in cleaning industrial and domestic/municipal waters.  Based on the same principles of action of the shockwaves against bacteria, viruses and harmful micro-organisms, we believe our technology can be applied for cleaning or sterilization of various foods as milk, natural juices and meats.

In the energy sector, we believe shockwaves can be used to improve oil recovery (IOR), as a supplement or in conjunction of existing fracking technology, which utilizes high pressurized water/gases to crack the rocks that trap oil in the underground reservoir, through the use of our high-energy, acoustic pressure shockwaves to improve the efficiency and reduce the environmental impact of the fracking process.  Furthermore, we believe our technology can be used for enhance oil recovery (EOR) based on the changes in fluid flow characteristics resulting from shockwave stimulation, as a tertiary method of oil recovery from older oil fields.

Additionally, we believe high-energy, acoustic pressure shockwaves can disrupt biofilms and thus can be used to unclog pipes in the energy industry (shore or off-shore installations), food industry and water management industry, which will reduce or eliminate down times with significant financial benefits for maintenance of existing infrastructure.

Market Trends

We are focused on the development of regenerative medicine products that have the potential to address substantial unmet clinical needs across broad market indications.  We believe there are limited therapeutic treatments that directly and reproducibly activate healing processes in the areas in which we are focusing, particularly for wound care and repair of certain types of musculoskeletal conditions.

According to AdvaMed and Centers for Medicare & Medicaid Services data and our internal projections, the United States advanced wound healing market for the dermaPACE is estimated at $5 billion, which includes diabetic foot ulcers, pressure sores, burns and traumatic wounds, and chronic mixed leg ulcers.  We also believe there are significant opportunities in the worldwide orthopedic and spine markets, driven by aging baby boomers and their desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.

With the success of negative pressure wound therapy devices in the wound care market over the last decade and the recognition of the global epidemic associated with certain types of wounds, as well as deteriorating musculoskeletal conditions attributed to various disease states such as obesity, diabetes and ischemia due to vascular and heart disease, as well as sports injuries, we believe that Medicare and private insurers have become aware of the costs and expenditures associated with the adjunctive therapies being utilized for wound healing and orthopedic conditions with limited efficacies in full skin closure, or bone and tissue regeneration.  We believe the wound healing and orthopedic markets are undergoing a transition, and are interested in biological response activating devices that are applied noninvasively and seek to activate the body’s own capabilities for regeneration of tissue at injury sites in a cost-effective manner.

Strategy

Our objective is to be a leader in the development and commercialization of our shockwave technology, which utilizes noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications.  The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to solicit a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures.  Our new lead regenerative product in the United States is the demaPACE device for treating diabetic foot ulcers, which is in a final Phase III clinical study with possible FDA approval in 2015 pending positive clinical study results.  We have significant license/partnership opportunities for our shockwave technology in medical and non-medical uses, including energy, food and industrial markets, and have a broad intellectual property portfolio and know-how.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration.  We intend to apply our Pulsed Acoustic Cellular Expression (PACE) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions.

Our immediate goal for our regenerative medicine technology involves leveraging the knowledge we gained from our existing human heel and elbow indications to enter the advanced wound care market with innovative treatments.

The key elements of our strategy include the following:

•	Obtain FDA approval for our dermaPACE device to treat diabetic foot ulcers.

Our initial focus is obtaining FDA approval for our lead product candidate, dermaPACE, for the wound care market.  Diabetic foot ulcers represent a large, unmet need for the medical community.  The FDA has granted approval of our IDE Supplement to conduct a supplemental clinical trial utilizing the dermaPACE device in the treatment of diabetic foot ulcers.  We have already identified and contracted with clinical study sites and are in the process of contracting with addition sites for participation in the clinical study.  Patient enrollment is expected to begin in the second quarter of 2013.

•	Develop and commercialize our noninvasive biological response activating devices in the regenerative medicine area for the treatment of tissue, musculoskeletal and vascular structures.

We intend to use our proprietary technologies and know-how in the use of high-energy, acoustic pressure waves in the shockwave spectrum to address unmet medical needs in wound care, orthopedic, plastic/cosmetic and cardiac indications through potential license and/or partnership arrangements.

•	License and partner our non-medical shockwave technology platform, know-how and extensive patent portfolio.

We intend to use our shockwave technology and know-how for non-medical uses, including energy, water, food and industrial markets, through license/partnership opportunities.

•	Support the global distribution of our products.

Our portfolio of products, the dermaPACE, orthoPACE, and Evotron are CE Marked and sold through select distributors in certain countries in Europe, Canada and Asia/Pacific.  Our revenues are from sales of the devices and related applicators. We currently are not marketing any commercial products in the United States.  We intend to continue to add additional distribution partners in Europe and Asia/Pacific.

Scientific Advisors

We have established a network of advisors that brings expertise in wound healing, orthopedics, cosmetics, clinical and scientific research, and FDA experience.  We consult our scientific advisors on an as-needed basis on clinical and pre-clinical study design, product development, and clinical indications.

We pay consulting fees to certain members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses.  The amounts vary depending on the nature of the services.  We paid our advisors aggregate consulting fees through the issuance of stock options in 2012 and recorded stock based compensation expense of $27,750 for the year ended December 31, 2012.  We paid our advisors aggregate consulting fees of $37,500 for the year ended December 31, 2011.

Sales, Marketing and Distribution

We currently are not marketing any commercial products in the United States. We currently do not have the sales or marketing resources required to commercialize our products in the United States. We intend to advance our products to FDA approval where we can evaluate the options to seek a development and/or commercialization partnership, or to make the investment to commercialize a product alone.  Outside the United States, we employ distributors to represent our products in selective international markets.  These distributors have been selected based on their existing business relationships and the ability of their sales force and distribution capabilities to effectively penetrate the market with our PACE product line.  We rely on these distributors to manage physical distribution, customer service and billing services for our international customers.

Manufacturing

We have developed a network of suppliers, manufacturers and contract service providers to provide sufficient quantities of our products.

We have a manufacturing supply agreement with Swisstronics Contract Manufacturing AG in Switzerland, a division of Cicor Technologies Ltd., covering the generator box component of our products.  Our generator boxes are manufactured in accordance with applicable quality standards (EN ISO 13485) and applicable industry and regulatory standards.  We produce the applicators and applicator kits for our products.  In addition, we program and load software and perform the final product testing and certifications internally for all of our devices.

Our facility in Alpharetta, Georgia consists of 5,168 square feet and provides office, research and development, quality control, production and warehouse space.  It is a FDA registered facility and is ISO 13485 certified.

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

We derive our patent rights, including as to both issued patents and “patent pending” applications, from three sources: (1) assignee of patent rights in technology we developed; (2) assignee of patent rights purchased from HealthTronics, Inc. (“HealthTronics”); and (3) as licensee of certain patent rights assigned to HealthTronics.  In August 2005, we purchased a majority of our current patents and patent applications from HealthTronics, to whom we granted back perpetual and royalty-free field-of-use license rights in the purchased patent portfolio primarily for urological uses.  We believe that our owned and licensed patent rights provide a competitive advantage with respect to others that might seek to utilize certain of our apparatuses and methods incorporating extracorporeal shockwave technologies that we have patented; however, we do not hold patent rights that cover all of our products, product components, or methods that utilize our products.  We also have not conducted a competitive analysis or valuation with respect to our issued and pending patent portfolio in relation to our current products and/or competitor products.

We are the assignee of seventeen (17) issued United States patents and seven (7) issued foreign patents which, on average, have remaining useful lives of ten years or longer.  Our current issued United States and foreign patents include patent claims directed to particular electrode configurations, piezoelectric fiber shockwave devices, chemical components for shockwave generation and detachable therapy heads with data storage.  Our United States patents also include patent claims directed to methods of using acoustic shockwaves, including shockwave devices such as our products, to treat ischemic conditions, spinal cord scar tissue and spinal injuries, body tissues under positive pressure, bone surface gaps, and, within particular treatment parameters, diabetic foot ulcers and pressure sores.  While such patented method claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our method patents as compared to device and non-medical method patents.

We also currently maintain seven (7) United States non-provisional patent applications and two (2) foreign patent applications.  Our patent-pending rights include inventions directed to certain shockwave devices and systems, ancillary products and components for shockwave treatment devices, and various methods of using acoustic pressure waves.  Such patent-pending methods include, for example, using acoustic pressure waves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels and circulatory disorders, lymphatic disorders, cardiac tissue, fat and cellulite, cancer, blood and fluids sterilization, and to destroy pathogens.  All of our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.

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

Pursuant to mutual amendment and other assignment-back rights under the patent license agreement with HealthTronics, we are also a licensee of certain patents and patent applications that have been assigned to HealthTronics.  We received a perpetual, non-exclusive and royalty-free license to nine (9) issued foreign patents.  Our non-exclusive license is subject to HealthTronics’ sole discretion to further maintain any of the patents and pending applications assigned back to HealthTronics.

A Switzerland based company, SwiTech Medical AG (“SwiTech”), filed an ex parte reexamination request on March 23, 2010, against United States Pat. No. 6,972,116 which was assigned by HealthTronics to us on August 30, 2011. On February 14, 2012, we filed an appeal against rejections that all pending claims of the 6,972,116 patent were obvious in view of newly cited prior art and we are awaiting examiner’s response.  If the patent claims are finally rejected by the United States Patent & Trademark Office (the “USPTO”), we will continue to be able to use the patented materials in our devices.  While the ultimate outcome of this matter is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

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

Competition

We believe the advanced wound care market can benefit from our solution which up-regulates the biological factors that promote wound healing.  Current technologies developed by Kinetic Concepts, Inc. (“KCI”), Advanced BioHealing, Inc. (acquired by Shire plc in 2011), Organogenesis, Inc., Smith & Nephew plc, Integra LifeSciences Holdings Corporation and Systagenix Wound Management (US), Inc. manage wounds, but, in our opinion, do not provide the value proposition to the patients and care givers like our PACE technology has the potential to do.  The leading medical device serving this market is the Vacuum Assisted Closure (“V.A.C.”) System marketed by KCI.  The V.A.C. is a negative pressure wound therapy device that applies suction to debride and better manage wounds.

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

Regulatory Matters

FDA Regulation

Each of our products must be approved or cleared by the FDA before it is marketed in the United States.  Before and after approval or clearance in the United States, our product candidates are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies.  FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and pharmaceutical products.

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

The FDA has determined that our technology and product candidates constitute “medical devices.”  The FDA determines what center or centers within the FDA will review the product and its indication for use, and also determines under what legal authority the product will be reviewed.  For the current indications, our products are being reviewed by the Center for Devices and Radiological Health.  However, we cannot be sure that the FDA will not select a different center and/or legal authority for one or more of our other product candidates, in which case the governmental review requirements could vary in some respects.

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

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive pre-clinical and clinical trial data.  Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with Quality System Regulation requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing.  If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information.  Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.  During the review period, an FDA advisory committee, typically a panel of clinicians and statisticians, is likely to be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved.  The FDA is not bound by the advisory panel decision. While the FDA often follows the panel’s recommendation, there are instances where FDA has not.  If the FDA finds the information satisfactory, it will approve the PMA.  The PMA approval can include post-approval conditions, including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval.  Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process.  Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

During the review of either a PMA application or 510(k) submission , the FDA may request more information or additional studies and may decide that the indications for which we seek approval or clearance should be limited.  We cannot be sure that our product candidates will be approved or cleared in a timely fashion or at all.  In addition, laws and regulations and the interpretation of those laws and regulations by the FDA may change in the future. We cannot foresee what effect, if any, such changes may have on us.

We do not anticipate device regulatory pathways via the 510(k) route with our current technology.  The FDA continues to stress that our products remain as Class III, thus requiring the PMA approval pathway. In the past, the 510(k) pathway for product marketing required only the proof of significant equivalence in technology for a given indication with a previously cleared device.  The current trend of the FDA is to require additional clinical work to prove efficacy in addition to technological equivalence.  Thus, no matter which regulatory pathway we may take in the future towards placing products on the United States market, the burden of clinical proof for device effectiveness will remain.

Within the past year, the FDA has released new guidelines for the FDA’s reviewers to use during a product’s submission review process.  This guidance provides the FDA reviewers with a uniform method of evaluating the benefits verses the risks of a device when used for a proposed specific indication.  Such a benefit/risk evaluation is very useful when applied to a novel device or to a novel indication and provides the FDA with a consistent tool to document their decision process.  While intended as a guide for internal FDA use, the public availability of this guidance allows medical device manufacturers to use the review matrix to develop sound scientific and clinical backup to support proposed clinical claims and to help guide the FDA, through the decision process, to look at the relevant data. We intend to use this benefit/risk tool in our FDA submissions.

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

Clinical Trials of Medical Devices

One or more clinical trials are almost always required to support a PMA application and more recently are becoming necessary to support a 510(k) submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements.  If an investigational device could pose a significant risk to patients, the sponsor company must submit an IDE application to the FDA prior to initiation of the clinical study.  An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound.  The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin.  Clinical studies of investigational devices may not begin until an institutional review board (the “IRB”) has approved the study.

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

Manufacturing cGMP Requirements

Manufacturers of medical devices are required to comply with FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practices (“cGMP”) set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act.  cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation.  The manufacturing facility for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-PMA approval inspection before we can use them.  We and some of our third party service providers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.  Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties.  Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal.  Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

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

One of the components in the reimbursement decision by most private insurers and governmental payers, including the Centers for Medicare & Medicaid Services, which administers Medicare, is the assignment of a billing code.  Billing codes are used to identify the procedures performed when providers submit claims to third party payers for reimbursement for medical services.  They also generally form the basis for payment amounts.  New billing codes for our wound care indications of our products will be sought as part of our efforts to commercialize such products.

The initial phase of establishing a professional billing code for a medical service typically includes applying for a CPT Category III code.  This is a tracking code without relative value assigned that allows third party payers to identify and monitor the service as well as establish value if deemed medically necessary.  The process includes CPT application submission, clinical discussion with Medical Professional Society CPT advisors as well as American Medical Association (“AMA”) CPT Editorial Panel review.  A new CPT Category III code will be assigned if the AMA CPT Editorial Panel committee deems it meets criteria and is appropriate.  In 2011, we received two CPT Category III codes for extracorporeal shock wave therapy (“ESWT”) in wound healing.

The secondary phase in the CPT billing code process includes the establishment of a permanent CPT Category I code in which relative value is analyzed and established by the AMA.  The approval of this code, among other criteria, is based on widespread usage and established clinical efficacy of the medical service.

There are also billing codes that facilities, not health care professionals, utilize for the reimbursement of operating costs for a particular medical service.  For the hospital outpatient setting, the Centers for Medicare & Medicaid Services automatically classified the new ESWT wound healing CPT Category III codes into interim APC groups.  The APC groups are services grouped together based on clinical characteristics and similar costs.  An APC classification does not guarantee payment.

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

Milestone and Royalty Payments

Under an agreement with Sci-Do AG, an Austrian company from which we purchased certain patents, we are required to make various milestone and royalty payments based on the occurrence of certain events.  Pursuant to the terms of the agreement, we are required to make a royalty payment of $100,000 upon FDA approval of our product for wound care.  In addition, we are required to make royalty payments, based on a percentage of operating profit, for sales of FDA-approved wound care products in excess of $500,000 of earnings before interest and taxes.  There were no payments under the agreement for the years ended December 31, 2012 and 2011.

Employees

As of March 8, 2013, we had a total of eleven (11) full time employees in the United States.  Of these, six (6) were engaged in research and development which includes clinical, regulatory and quality.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  We believe our relationship with our employees is good.

Item 1A. RISK FACTORS

Risks Related to Our Business

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since our inception, we have experienced recurring losses from operations, and these losses have caused an accumulated deficit of $70,910,322 as of December 31, 2012. We generate only minimal revenues and we continue to experience operating losses. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses in future periods until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

The continuation of our business is dependent upon raising additional financial support. As of December 31, 2012, we had cash and cash equivalents of $70,325 and negative working capital of $2,413,536. For the years ended December 31, 2012 and 2011, the net cash used by operating activities by the Company was $4,290,121 and $8,831,699, respectively. The additional financial support may include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity; or selling all or a portion of the Company’s assets.  If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

For the year ended December 31, 2012, we had a net loss of $6,401,494 and used $4,290,121 of cash in operations.  As of December 31, 2012, we had an accumulated deficit of $70,910,322 and a total stockholders' deficit of $6,519,005.  As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses for at least the next several years as we continue to incur expenses related to seeking FDA approval for our dermaPACE device.  Due to uncertainty about our ability to raise capital to fund our ongoing operations, in their report on our annual financial statements for the year ended December 31, 2012, our independent registered public accounting firm included an explanatory paragraph regarding our ability to continue as a going concern.  Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

We have no long-term credit facility or other source of long-term funding. Our short-term 18% Senior Secured Convertible Promissory Notes are secured by all the assets of the Company and begin to mature in May 2013.   If we are unable to successfully raise additional capital, the note holders could demand payment.

We have no long-term credit facility or other source of long-term funding.  The continuation of our business is dependent upon raising additional capital. We have been working with select accredited investors to raise up to $2,000,000 through the issuance of 18% Senior Secured Convertible Promissory Notes (the “Senior Secured Notes”).  We received subscriptions for an aggregate $430,000 in Senior Secured Notes through December 31, 2012 and have received subscriptions for an additional aggregate $1,570,000 subsequent to year end. We closed the offering and issued the notes on March 8, 2013.  The Senior Secured Notes begin to mature in May 2013.  The conversion of the Senior Secured Notes by the Company is contingent on us raising $4,000,000 or more through a qualified financing and/or license agreement as defined in the Senior Secured Note agreements. Management’s plans are to obtain additional capital in 2013 through the issuance of common stock or other securities and the Company has engaged an investment bank to assist with this capital raise. Based on our current financial condition, we may be unable to obtain such financing on commercially reasonable terms if at all.  If we do not raise at least $4,000,000 we will not be able to automatically convert the Senior Secured Notes and they will become due and payable by us. If we are unable to obtain third party financing, we will be required to pursue one or more alternative strategies, such as seeking additional equity capital, liquidating assets, or seeking relief through a filing under the U.S. Bankruptcy Code.  Any such actions could adversely affect our financial condition and the value of our common stock.

If we are unable to successfully raise additional capital, our clinical trials and product development could be limited and our long term viability may be threatened; however, if we do raise additional capital, your percentage ownership as a shareholder could decrease and constraints could be placed on the operations of our business.

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

A variety of factors could impact our need to raise additional capital, the timing of any required financings and the amount of such financings.  Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:
•	unforeseen developments during our clinical trials;
•	delays in timing of receipt of required regulatory approvals;
•	unanticipated expenditures in research and development or manufacturing activities;
•	delayed market acceptance of any approved product;
•	unanticipated expenditures in the acquisition and defense of intellectual property rights;
•	the failure to develop strategic alliances for the marketing of some of our product candidates;
•	additional inventory builds to adequately support the launch of new products;
•	unforeseen changes in healthcare reimbursement for procedures using any of our approved products;
•	inability to train a sufficient number of physicians to create a demand for any of our approved products;
•	lack of financial resources to adequately support our operations;
•	difficulties in maintaining commercial scale manufacturing capacity and capability;
•	unforeseen problems with our third party manufacturers, service providers or specialty suppliers of certain raw materials;
•	unanticipated difficulties in operating in international markets;
•	unanticipated financial resources needed to respond to technological changes and increased competition;
•	unforeseen problems in attracting and retaining qualified personnel;
•	enactment of new legislation or administrative regulations;
•	the application to our business of new court decisions and regulatory interpretations;
•	claims that might be brought in excess of our insurance coverage;
•	the failure to comply with regulatory guidelines; and
•	the uncertainty in industry demand and patient wellness behavior as businesses and individuals suffer from the current economic downturn.

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

We may not successfully establish and maintain licensing and/or partnership arrangements for our technology for non-medical uses, which could adversely affect our ability to develop and commercialize our non-medical technology.

Our strategy for the development, testing, manufacturing and commercialization of our technology for non-medical uses generally relies on establishing and maintaining collaborations with licensors and other third parties. We may not be able to maintain or expand these or other licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our technology for non-medical uses.

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of our technology for non-medical uses, including possibly the design and manufacture of product materials, potentially the obtaining of regulatory approvals and the marketing and distribution of any successfully developed products. Our collaborators also may have or acquire rights to control aspects of our product development programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we may contemplate. In addition, if any of these collaborators withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected. To the extent we undertake any of these activities internally, our expenses may increase.

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

As a small company with 11 employees, our success depends on the continuing contributions of our management team and qualified personnel. Our success depends in large part on our ability to attract and retain highly qualified personnel.  We face intense competition in our hiring efforts from other pharmaceutical, biotechnology and medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel.  The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

Both before and after approval or clearance of our product candidates, we, our product candidates, our suppliers and our contract manufacturers are subject to extensive regulation by governmental authorities in the United States and other countries.  Failure to comply with applicable requirements could result in, among other things, any of the following actions:
•	warning letters;
•	fines and other monetary penalties;
•	unanticipated expenditures;
•	delays in FDA approval and clearance, or FDA refusal to approve or clear a product candidate;
•	product recall or seizure;
•	interruption of manufacturing or clinical trials;
•	operating restrictions;
•	injunctions; and
•	criminal prosecutions.

In addition to the approval and clearance requirements, other numerous and pervasive regulatory requirements apply, both before and after approval or clearance, to us, our products and product candidates, and our suppliers and contract manufacturers.  These include requirements related to the following:
•	testing;
•	manufacturing;
•	quality control;
•	labeling;
•	advertising;
•	promotion;
•	distribution;
•	export;
•	reporting to the FDA certain adverse experiences associated with the use of the products; and
•	obtaining additional approvals or clearances for certain modifications to the products or their labeling or claims.

We are also subject to inspection by the FDA to determine our compliance with regulatory requirements, as are our suppliers and contract manufacturers, and we cannot be sure that the FDA will not indentify compliance issues that may disrupt production or distribution, or require substantial resources to correct.

The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our product candidates, and our suppliers and contract manufacturers.  We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action.  There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business.

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

We will rely on third parties to conduct our dermaPACE clinical trial, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our device.

We have engaged a clinical research organization (“CRO”) and other third party vendors to assist in conduct of our clinical trial. There are numerous alternative sources to provide these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our dermaPACE clinical trial, the commercial prospects for the product could be harmed and our ability to generate product revenue would be delayed or prevented.  Any failure of our CRO to successfully accomplish clinical trial monitoring, data collection, safety monitoring and data management and the other services it provides for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to complete clinical development of our product and obtain regulatory approval. Problems with the timeliness or quality of the work of our CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our clinical trial, and contractual restrictions may make such a change difficult or impossible.  Additionally, it may be difficult to find a replacement organization that can conduct our trial in an acceptable manner and at an acceptable cost.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the “PPACA”), which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the biotechnology and medical device industries. The PPACA includes, among other things, the following measures:

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

We conduct research and development and manufacturing operations in our facility. Our research and development process may, at times, involve the controlled use of hazardous materials and chemicals.  We will conduct experiments that are common in the medical device industry, in which we may use small quantities of chemicals, including those that are corrosive, toxic and flammable.  The risk of accidental injury or contamination from these materials cannot be eliminated.  We do not maintain a separate insurance policy for these types of risks.  In the event of an accident or environmental discharge or contamination, we may be held liable for any resulting damages, and any liability could exceed our resources.  We are subject to Federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.  The cost of compliance with these laws and regulations could be significant.

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

As of March 22, 2013, Prides Capital owned 42.1% of our outstanding common stock and NightWatch Capital owned 8.8% of our outstanding common stock.  In addition, Kevin A. Richardson, II, who is managing partner of Prides Capital, owns 6.7% of our outstanding common stock.  Mr. Richardson was appointed by Prides Capital and John F. Nemelka was appointed by NightWatch Capital to serve on our board of directors.  For as long as Prides Capital and NightWatch Capital own a majority of our shares of common stock, they will be able to control the election of all of the members of our board of directors and control the vote of shareholders on other matters.  For as long as they own a significant percentage of our outstanding stock, even if less than a majority, Prides Capital and NightWatch Capital will be able to control and exercise significant influence over our business affairs, including the general strategic direction of our business, the incurrence of indebtedness by us, the issuance of any additional equity securities, the repurchase of equity securities and the payment of dividends, and will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including mergers, consolidations, sales or dispositions of assets, reductions in share capital, other business combinations and amendments to our articles of incorporation.  Prides Capital and NightWatch Capital may take actions with which you or we do not agree, including actions that delay, defer or prevent a change in control of our Company or that could adversely affect the market price of our common stock.  In addition, they may take other actions that might be favorable to them, but not favorable to us or our other shareholders.  Also, if either Prides Capital or NightWatch Capital sells all or a portion of its interest in us, it may cause the value of your investment to decrease.

Our stock price is volatile.

The market price of our common stock is volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:
•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;
•	changes in the timing of clinical trial enrollment, the results of our clinical trials and regulatory approvals for our product candidates or failure to obtain such regulatory approvals;
•	changes in our industry;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	period-to-period fluctuations in our operating results;
•	new regulatory requirements and changes in the existing regulatory environment; and
•	general economic conditions and other external factors.

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

Item 1B. UNRESOLVED STAFF COMMENTS

                None.

Item 2. PROPERTIES

Our operations, production and research and development office is in a leased facility in Alpharetta, Georgia, consisting of 5,168 square feet of space under a lease which expires on October 31, 2015.

Item 3. LEGAL PROCEEDINGS

 Other than the legal proceeding described below and those relating to our intellectual property, there are no material pending legal proceedings to which we are a party or of which any of our properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority.  We have one pending legal proceeding relating to our patents.  For information regarding this legal proceeding, please see “Business - Intellectual Property - Patents” above.

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

Market Information

The Company’s common stock is quoted on the OTCBB under the symbol “SNWV”.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the OTCBB.  The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions:

	Price Range
	High	Low
2012
First Quarter	$0.53	$0.30
Second Quarter	$0.49	$0.24
Third Quarter	$0.44	$0.22
Fourth Quarter	$0.30	$0.09

	Price Range
	High	Low
2011
First Quarter	$5.72	$3.75
Second Quarter	$5.72	$3.00
Third Quarter	$3.75	$2.70
Fourth Quarter	$2.70	$0.15

Holders of Common Stock

As of March 22, 2013, there were 64 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock.  The Company intends to retain future earnings, if any, to finance the expansion of its business.  In addition, the senior secured convertible promissory notes restrict the Company from paying a dividend as long as the notes are outstanding.  As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	5,229,330	$2.25	1,459,115
Total	5,229,330	$2.25	1,459,115

Stock Incentive Plans

During 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc., and certain non-statutory stock option agreements with key employees outside of the 2006 Stock Incentive Plan. The non-statutory stock option agreements have terms substantially the same as the 2006 Stock Incentive Plan. The stock options granted under the plans were nonstatutory options which vest over a period of up to four years, and have a ten year term.  The options were granted at an exercise price equal to the fair market value of the common stock on the date of the grant, which was approved by the board of directors of the Company.

 On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”).  The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock.  Options granted may include nonstatutory options as well as qualified incentive stock options.  The Stock Incentive Plan is currently administered by the board of directors of the Company.  The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option.  The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to four years, and have a ten year term.  The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company.

Item 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies”.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a shockwave technology company using noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications.  The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to solicit a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures.  Our new lead regenerative product in the United States is the demaPACE device for treating diabetic foot ulcers which is in a supplemental Phase III clinical study with possible FDA approval in 2015 with positive clinical study results.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration.  We intend to apply our Pulsed Acoustic Cellular Expression (PACE) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions.  We currently are not marketing any commercial products in the United States.  Revenues are from sales of our CE Mark devices and accessories in Europe, Canada and Asia/Pacific.

We believe we have demonstrated that our technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron, and orthoPACE devices in Europe.  Our lead product candidate for the global wound care market, dermaPACE, has received the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.

Our PACE technology has many opportunities in regenerative medicine applications to stimulate healing in:

•	wound conditions, including diabetic foot ulcers, venous ulcers, pressure sores, burns and other skin eruption conditions;
•
orthopedic applications, such as speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, eliminating chronic pain in joints from trauma or arthritis, and other potential sports injury applications;

•	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
•	cardiac applications for removing plaque due to atherosclerosis and improving heart muscle performance.

Outside of healthcare, due to their powerful pressure gradients and localized cavitational effects, our high-energy, acoustic pressure shockwaves can be used in oil secondary and tertiary exploitation, for cleaning industrial waters and food liquids and finally for maintenance of industrial installations by disrupting biofilms formation. Our business approach will be through licensing and/or partnership opportunities.

Recent Developments

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers.  We have already identified and contracted with clinical study sites and are in the process of contracting with additional sites for participation.  Patient enrollment is expected to begin in the second quarter of 2013.

The double-blind, multi-center, randomized, sham-controlled, parallel group clinical trial plan incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the pivotal trial.  Similar to the pivotal trial, four (4) dermaPACE procedures will be administered during the first two weeks following subject enrollment. In the upcoming trial, however, up to four (4) additional dermaPACE procedures will be delivered bi-weekly, between weeks 4 and 10, which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE over that observed in the first clinical trial.

We worked closely with the FDA to amend the protocol and develop the statistical plan for the supplemental clinical study. A substantial component of this work involved using Bayesian statistical principles to define the dermaPACE treatment benefit established in our previously conducted pivotal study. Bayesian designs are supported by the FDA where there is strong prior evidence that can be incorporated into the clinical study design. By incorporating the prior positive information regarding complete wound closure after one treatment cycle to bear on the design of the additional study, substantially fewer patients are required than would otherwise be the case while still ensuring adequate statistical power. This approach will save significant time and preserve scientific rigor.

The supplemental clinical study will incorporate an independent group of medical professionals who will independently adjudicate wound closure of individual patients and correspond with the respective principal investigator if the decisions are contradictory to that made by the principal investigator to determine a final decision on the state of closure of the wound.

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

Previous clinical work supporting our current dermaPACE clinical study

The dermaPACE device completed its pivotal Phase III, IDE trial in the United States for the treatment of diabetic foot ulcers in 2011 and a PMA Application was filed with the FDA in June 2011. The primary study goal was to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to Sham-control, when both are combined with the current standard of care.  The standard of care included wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot for ulcers located on the plantar surface of the foot.

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

•
In addition to the originally proposed 12-week efficacy analysis, the FDA expressed interest in seeing the efficacy analysis carried over the full 24 weeks of the study. In response, we conducted a series of secondary analyses of the primary endpoint of complete wound closure at 12 weeks and at each subsequent study visit out to 24 weeks. The primary efficacy endpoint of complete wound closure reached statistical significance at 20 weeks in the ITT population with 36% of dermaPACE subjects achieving complete wound closure compared with 23% of Sham-control subjects (p=0.047); in the EE population 38% of dermaPACE subjects achieved complete wound closure beginning at 20 weeks, compared with 21% of Sham-control subjects (p=0.018).

•
Subjects treated with dermaPACE achieved a significant increase in the rate of complete and/or ≥90% wound closure. We analyzed a clinically relevant ≥ 90% wound closure endpoint that demonstrated statistical significance (p=0.0161) in favor of dermaPACE subjects (51/107, 48%) compared to patients randomized to receive Sham-control (31/99, 31%).

•
Within 6 weeks following the initial dermaPACE procedure, and consistently throughout the 24-week period, dermaPACE significantly reduced the size of the target ulcer compared with subjects randomized to receive Sham-control (p<0.05).

•	Of the subjects who achieved complete wound closure at 12 weeks, the recurrence rate at 24 weeks was only 4.5% in the dermaPACE group compared with 20.0% in the Sham-control group.
•
Importantly, there were no meaningful statistical differences in the adverse event rates between the dermaPACE treated patients and the Sham-control group.  There were no issues regarding the tolerability of the treatment which suggests that a second course of treatment, if needed, is a clinically viable option.

We filed with the FDA the clinical module of the dermaPACE PMA application in June 2011. In December 2011, we received a major deficiency letter from the FDA regarding the FDA’s review of the dermaPACE PMA. The FDA issues a major deficiency letter to the applicant when the PMA lacks significant information necessary for the FDA to complete its review or to determine whether there is reasonable assurance that the device is safe and effective for its intended use. The FDA comments on the application in detail and requests the applicant to amend the application to respond to the cited deficiencies and provide the necessary information.

In its December 2011 letter, the FDA cited, among other deficiencies, the dermaPACE study’s failure to meet the study’s primary endpoint of 100% wound closure compared with Sham-control at the 12-week time point. Among the letter’s recommendations to address the deficiency is for us to design and conduct another clinical trial using the findings from any subgroup(s) that may support the safety and effectiveness of the dermaPACE device. We evaluated the comments in the FDA’s letter and after further analyses of the clinical data and informal, non-binding interaction with the FDA, we have decided to conduct additional clinical work as discussed above.

Financial Overview

Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales.  At December 31, 2012, the balance of cash and cash equivalents totaled $70,325 and we had a net working capital deficit of $2,413,536.  We will require additional capital in 2013 to continue as a going concern.  There can be no assurance that we will be successful in raising such capital.  See “Liquidity and Capital Resources.”

We expect to continue to incur significant expenses as a result of the dermaPACE clinical study in the United States, as well as expenses associated with regulatory filings, which may include expenses related to responding to regulatory comments and/or directives following review of our filings/applications.

Since our inception, we have incurred losses from operations each year.  As of December 31, 2012, we had an accumulated deficit of $70,910,322.  Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund our clinical trials and the FDA approval process.  We incurred a net loss of $6,401,494 and $10,238,797 during the years ended December 31, 2012 and 2011, respectively.  These operating losses create an uncertainty about our ability to continue as a going concern.  Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing will provide the necessary funding for us to continue as a going concern for the next year.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to the recording of the allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, the determination of the valuation allowance for deferred taxes, the estimated fair value of stock-based compensation, the estimated fair value of intangible assets, the estimated fair value assigned to the capital stock units exchanged for promissory notes and the estimated fair value assigned to the common stock and warrants exchanged for the notes payable, related parties.  We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our actual results may differ from these estimates under different assumptions or conditions.  The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements filed with this Annual Report on Form 10-K, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, intangible assets, stock-based compensation and income taxes are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.

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

Research and Development Costs

We expense costs associated with research and development activities as incurred.  We evaluate payments made to suppliers and other vendors and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.

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

Intangible Assets

Intangible assets subject to amortization consist of patents which are recorded at cost.  Patents are amortized on a straight-line basis over the average life of 11.4 years.  We regularly review intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts.  If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount the intangible asset exceeds the fair value of the intangible asset.

Stock-based Compensation

The Stock Incentive Plan provides that stock options, and other equity interests or equity-based incentives, may be granted to key personnel, directors and advisors at the fair value of the common stock at the time the option is granted, which is approved by the Company’s board of directors. The maximum term of any option granted pursuant to the Stock Incentive Plan is ten years from the date of grant.

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

Income Taxes

We account for income taxes utilizing the asset and liability method prescribed by the provisions of ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes).  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is provided for the deferred tax assets, including loss carryforwards, when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We account for uncertain tax positions in accordance with the related provisions of ASC 740, Income Taxes (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48)).  ASC 740 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return.  ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.

Segment Information

We have determined that we are principally engaged in one operating segment.  Our product candidates are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing, orthopedic, plastic/cosmetic and cardiac conditions.

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

Results of Operations for the Years ended December 31, 2012 and 2011

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2012 were $769,217, compared to $802,572 for the same period in 2011, a decrease of $33,355, or 4%.  Revenues resulted primarily from sales in Europe of our dermaPACE and orthoPACE devices and related applicators.  The decrease in revenues for 2012 is due to lower sales of orthoPACE devices in Europe for orthopedic, trauma and sports medicine indications due to the European economic downturn.  This is partially offset by an increase in sales of applicators for 2012 as a result of more devices in use.

Cost of revenues for the year ended December 31, 2012 were $220,257, compared to $261,890 for the same period in 2011.  Gross profit as a percentage of revenues was 71% for the year ended December 31, 2012, compared to 67% for the same period in 2011.  The slight increase in gross profit as a percentage of revenues in 2012 was due to increased sales of higher margin applicators in 2012, as compared to 2011.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2012 were $1,762,194, compared to $2,731,059 for the same period in 2011, a decrease of $968,865, or 35%.  Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.  Research and development expenses in 2012 decreased due to lower expenses for clinical results analysis and clinical related expenses.  Consulting expenses related to clinical results analysis were higher in 2011 as we prepared for the submission to the FDA in June 2011 of the dermaPACE PMA for treating diabetic foot ulcers.

We expect research and development expenses to increase in 2013 as a result of the expected start of the supplemental Phase III clinical trial of dermaPACE for treating diabetic foot ulcers in the United States, as well as continuing expenses associated with regulatory filings in addition to continuing technology development.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 were $4,521,957, as compared to $6,292,950 for the same period in 2011, a decrease of $1,770,993, or 28%. General and administrative expenses include non-cash stock-based compensation of $1,391,316 and $1,118,813 for the years ended December 31, 2012 and 2011, respectively.  The increase in non-cash stock-based compensation of $272,503, or 24%, was primarily due to the stock options granted in November 2012 to the former President and Chief Executive Officer upon his resignation and the vesting of all his outstanding, unvested options at that time.  See  “Part III – Item 11” of this Annual Report on Form 10-K.

Excluding non-cash stock-based compensation, general and administrative expenses were $3,130,641 for the year ended December 31, 2012, as compared to $5,174,137 for the same period in 2011, a decrease of $2,043,496, or 39%. The decrease was primarily due to a reduction in headcount (10 employees in December 2012 as compared to 28 employees in December 2011), decreased investor relations expenses and decreased legal costs for patent defense activities.

We expect to continue to focus on keeping general and administrative expenses reduced to the 2012 expenditure rate in 2013.

Depreciation and Amortization

Depreciation for the year ended December 31, 2012 was $20,375, compared to $19,034 for the same period in 2011, an increase of $1,341, or 7%.  The increase is due to full year depreciation in 2012 for assets purchased in 2011.

Amortization for the year ended December 31, 2012 was $306,757, compared to $306,756 for the same period in 2011.

Other Income (Expense)

Interest expense, net, for the year ended December 31, 2012 was $331,743, compared to $472,155 for the same period in 2011, a decrease of $140,412, or 30%.  The decrease was due to no interest expense after April 4, 2011 on certain notes payable to related parties as a result of the note exchange for common stock and warrants on that date as discussed below.

In June 2009, we sold our veterinary division to Pulse Veterinary Technologies, LLC (“Pulse Vet”).  Under terms of the asset purchase agreement, we continued to provide services at the direction of Pulse Vet for a fee until these transitional production services were transitioned to Pulse Vet.  Pulse Vet took over production services effective November 1, 2011.  The income for these transitional services was $0 and $375,000 for the years ended December 31, 2012 and 2011, respectively, a decrease of $375,000 or 100%.  The decrease was due to the discontinuation of the services effective November 1, 2011.

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

Provision for Income Taxes

At December 31, 2012, we had federal net operating loss carryforwards of $54,017,215 that will begin to expire in 2025.  Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations.  In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities.  Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the year ended December 31, 2012 was $6,401,494, or ($0.30) per basic and diluted share, compared to a net loss of $10,238,797, or ($0.52) per basic and diluted share, for the same period in 2011.  We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers.

Liquidity and Capital Resources

The continuation of our business is dependent upon raising additional capital. We have been working with select accredited investors to raise up to $2,000,000 through the issuance of 18% senior secured convertible promissory notes (as previously defined, the “Senior Secured Notes”).  We received subscriptions for $430,000 through December 31, 2012 and an additional $1,570,000 subsequent to year end. The offering closed on March 8, 2013 and we issued an aggregate $2,000,000 of the notes.  The Senior Secured Notes begin to mature in May 2013.  The conversion of the Senior Secured Notes by the Company is contingent on us raising $4,000,000 or more through a qualified financing and/or license agreement as defined in the Senior Secured Note agreements. Management’s plans are to obtain additional capital in 2013 through the issuance of common stock or other securities and the Company has engaged an investment bank in order to assist with this capital raise. Based on our current financial condition, we may be unable to obtain such financing on commercially reasonable terms, if at all.  If we do not raise at least $4,000,000 we will not be able to convert the Senior Secured Notes and they will become due and payable by us.

We expect to devote substantial resources to continue our Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers.  Because of the significant time it will take for our product to complete the clinical trial process, and for us to obtain approval from regulatory authorities and successfully commercialize our product, we will require substantial additional capital resources.  We incurred a net loss of $6,401,494 and $10,238,797 for the years ended December 31, 2012 and 2011, respectively.  These operating losses create uncertainty about our ability to continue as a going concern.  For the years ended December 31, 2012 and 2011, the net cash used by operating activities by the Company was $4,290,121 and $8,831,699, respectively.  As of December 31, 2012, we had cash and cash equivalents of $70,325.  We may raise additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, or an investment by a strategic partner in a specific clinical indication or market opportunity, or we may sell all or a portion of the Company's assets.  If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Additional financing may not be available on acceptable terms, if at all.  Capital may become difficult or impossible to obtain due to poor market or other conditions outside of our control.  Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

On April 4, 2011, Prides Capital Fund I, LP and NightWatch Capital Partners II, LP, the holders of certain amended senior notes, exchanged the unpaid principal and interest balance of the notes which totaled $4,413,908 in consideration for the issuance of 1,358,126 shares of common stock.  In connection with this transaction, we issued to the noteholders an aggregate total of 679,064 warrants to purchase shares of common stock at an exercise price of $4.00 per share.  Each warrant represents the right to purchase one share of common stock.  The warrants vested upon issuance and expire after five years.

During the year ended December 31, 2010, we sold “Units” to select accredited investors which consisted of: (i) one share of common stock; (ii) a two-year common stock purchase warrant (the “Class D Warrant”) to purchase one share of common stock, at an exercise price of $2.00; and (iii) an option (the “Option”), which, as amended, expired on January 31, 2011, to purchase the same number of Units as granted pursuant to this transaction, at the purchase price of $2.00 per Unit.  Between January 1 and January 31, 2011, Option holders exercised 1,950,167 Options for total gross proceeds of $3,900,334 to us.  In connection with the exercise of Options in January 2011, we issued 1,950,167 shares of common stock and 1,950,167 Class D Warrants.  The Option holders included our chairman of the board of directors who exercised 545,252 Options and the brother of a member of our board of directors who exercised 686,252 Options. The 132,500 Options that remained unexercised at January 31, 2011 expired by their terms.

For the year ended December 31, 2012, net cash used by operating activities was $4,290,121, primarily consisting of salaries, clinical trials, research and development activities and general corporate operations.  Net cash provided by financing activities for the year ended December 31, 2012 was $450,424, which primarily consisted of the proceeds received for subscriptions for the senior secured convertible promissory notes of $430,000.  Cash and cash equivalents decreased by $3,839,058 for the year ended December 31, 2012.

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

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable.

In April 2007, we entered into a lease agreement for the production and research and development office for 5,168 square feet of space.  Under the terms of the lease, we pay monthly rent of $8,506, as adjusted on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount.  The initial term of the lease expired on July 31, 2010, and we extended the lease until October 31, 2015.

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

During the year ended December 31, 2012, we offered subscriptions for18% Senior Secured Convertible Promissory Notes (as previously defined, the “Senior Secured Notes”) to select accredited investors.  We received subscriptions payable for Senior Secured Notes in the aggregate principal amount of $430,000 through December 31, 2012.  Subsequent to December 31, 2012, we received subscriptions payable for an additional aggregate $1,570,000.  We closed the offering and issued the aggregate $2,000,000 in Senior Secured Notes on March 8, 2013. The Senior Secured Notes have a six month term from the subscription date and the note holders can convert into Company common stock at anytime during the term at $0.20 per share.  Upon the consummation of a qualified financing and/or technology license of $4,000,000 or more by us, as defined in the Senior Secured Note agreements, the principal and interest on the Senior Secured Notes will convert into Company common stock equal to the lower of (i) the Company common stock issued in the qualified financing and/or technology license, reduced by a discount of 20%, and (ii) $0.20 per share. The Senior Secured Note holders will also receive, if any are issued, warrants or any other security issued in a qualified financing and/or technology license on similar terms to the qualified financing and/or technology license.  The Senior Secured Notes are secured by the tangible and intangible assets of the Company.  As of December 31, 2012, we had issued six Senior Secured Notes in the principal amount of $430,000 and had accrued interest expense of $8,516.

                In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, Inc., we issued two notes to HealthTronics, Inc. for $2,000,000 each.  The notes bear interest at 6% annually.  Quarterly interest through June 30, 2010 was accrued and added to the principal balance.  Interest is paid quarterly in arrears beginning September 30, 2010.  All remaining unpaid accrued interest and principal is due August 1, 2015.  Accrued interest on the notes not payable until August 2015 totaled $1,372,743 at December 31, 2012 and 2011.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required by this item and an index thereto are contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of such assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position Held
Joseph Chiarelli	66	Chief Executive Officer and director (1)
Barry J. Jenkins	50	Chief Financial Officer and COO
Kevin A. Richardson, II	44	Director (2)
John F. Nemelka	47	Director

(1) Mr. Chiarelli joined the Company as the Chief Executive Officer and a director in February 2013.
(2) Mr. Richardson has served as Chairman of the Board since October 2009. Upon the resignation of the Company’s former President and Chief Executive Officer, Christopher M. Cashman, in November 2012, he assumed the role of Active Chief Executive Officer, in addition to remaining Chairman of the Board.  Subsequent to Mr. Chiarelli joining the Company in February 2013 as Chief Executive Officer, Mr. Richardson remained Chairman of the Board of the Company.

Joseph Chiarelli joined the Company as Chief Executive Officer and a director in February of 2013. Mr. Chiarelli brings to our board of directors a broad array of financial knowledge for healthcare and other industries.  Prior to joining the Company, he was Senior Managing Director for Auriga Capital Management where he was responsible for financial advisory, business development and a healthcare hedge fund from 2011 to February 2013.  Previously, from 2008 to 2011, he was Managing Director of Chiarelli & Company, a firm providing strategic and financial advice to emerging and small companies.  Mr. Chiarelli was Senior Managing Director for Wall Street Access where he managed a healthcare joint venture and independent healthcare research from 2007 to 2008.  Previously, from 2005 to 2007, he was Chairman of the board of directors of Clarent Hospital Corporation, a hospital management firm. Mr. Chiarelli was a Senior Equity Investment Analyst at Oppenheimer & Co. Inc. where he managed the healthcare research team from 2003 to 2005.  Previously, from 2002 to 2003, he was Managing Director of Blaylock & Partners, LP. Mr. Chiarelli was with JPMorgan Chase & Co. (“JPM”) from 1981 to 2001 where he developed much of his healthcare industry knowledge while he was responsible for three healthcare sectors as the Senior Investment Research Analyst. Prior to his assignment to healthcare, he served in a number of senior positions across JPM, including being Chief Financial Officer of two large independent subsidiaries, J.P. Morgan Delaware and Morgan Securities Services Corporation.  Mr. Chiarelli is a Colonel in the USAFR and a member of the board of directors of a private healthcare device.  He graduated from Manhattan College with a BBA in Accounting, earned an MBA in Management/Finance from the University of Hawaii, graduated from the Cornell University Executive Development Program, and is a graduate of Air War College. He is a certified public accountant and holds FINRA licenses 7, 24, 63, 86, and 87.

Kevin A. Richardson, IIjoined the Company as chairman of the board of directors in October of 2009 and joined SANUWAVE, Inc. as chairman of the board of directors in August of 2005.  In November 2012, upon the resignation of the Company’s former President and Chief Executive Officer, Christopher M. Cashman, Mr. Richardson assumed the role of Active Chief Executive Officer, in addition to remaining Chairman of the Board, through the hiring of Mr. Chiarelli in February 2013.  Mr. Richardson brings to our board of directors a broad array of financial knowledge for healthcare and other industries.  Since 2004, Mr. Richardson has served as managing partner of Prides Capital LLC, an investment management firm.  Mr. Richardson is also a member of the board of directors of As Seen On TV, Inc., a publicly traded company, and Pegasus Solutions, Inc., a travel technology company.

Barry J. Jenkins joined the Company as Chief Financial Officer in September of 2009 and joined SANUWAVE, Inc. as Chief Financial Officer in April of 2006.  In November 2012, Mr. Jenkins was appointed to perform the functions of Chief Operating Officer of the Company.  Prior to joining SANUWAVE, Inc., he served as Chief Financial Officer for the Benefit Services Division of Automatic Data Processing, Inc. from March of 2005 to April of 2006.  Previously, he was the Chief Financial Officer of Snowden Pencer, Inc. from January of 2002 to November of 2004.  Mr. Jenkins is a certified public accountant with 29 years of financial management experience and a cum laude graduate of Virginia Tech.

John F. Nemelka joined the Company as a member of the board of directors in October of 2009 and joined SANUWAVE, Inc. as a member of the board of directors in August of 2005.  Mr. Nemelka brings to our board of directors a diverse background with both financial and operations experience.  Since 2001, Mr. Nemelka has served as a managing principal of NightWatch Capital Advisors, LLC, an investment management firm. Mr. Nemelka is also a member of the board of directors of LiqTech International, Inc., a publicly traded clean technology company.

CORPORATE GOVERNANCE AND BOARD MATTERS

The Company adopted a formal Corporate Governance policy on January 17, 2012 which included establishing formal board committees and a code of conduct for the board of directors and the Company.

The Board of Directors

Recent Developments

As a result of the resignation of four board members during 2012 for personal reasons and not attributable to any disagreement with the Company on any matter, the Company’s current board of directors consists of three members, none of whom has been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market.  The Company expects to add independent directors to the board of directors in 2013.

Board’s Leadership Structure

The Company’s board of directors elects the Company’s chief executive officer and its chairman, and each of these positions may be held by the same person or may be held by two persons. The Company’s board of directors has determined that it is currently in the best interest of the Company and its shareholders to separate the roles of chairman of the board and chief executive officer.  The chairman’s primary responsibilities are to manage the board and serve as the primary liaison between the board of directors and the chief executive officer, while the primary responsibility of the chief executive officer is to manage the day-to-day affairs of the Company, taking into account the policies and directions of the board of directors.  Such an arrangement promotes more open and robust communication among the board, and provides an efficient decision making process with proper independent oversight.

With the resignation of Christopher M. Cashman as President and Chief Executive Officer, and a director of the Company, effective November 7, 2012, the board of directors elected Kevin A. Richardson, the chairman of the board, to also assume the function of Active Chief Executive Officer until Joseph Chiarelli joined the Company in February 2013 as Chief Executive Officer and a director.  Mr. Richardson remained chairman of the board.

The Company believes, however, that there is no single leadership structure that is the best and most effective in all circumstances and at all times.  Accordingly, the board of directors retains the authority to later combine these roles if doing so would be in the best interests of the Company and its shareholders.

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. As a result of the resignation of four board members during 2012, the Company’s current board of directors consists of three members, none of whom have been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The Company expects to add independent directors to the board of directors in 2013.

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

Audit Committee

The current members of the Company’s audit committee are Kevin A. Richardson, II and John F. Nemelka.  Mr. Richardson, who chairs the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC.  Pursuant to the Company’s Audit Committee Charter, the audit committee is required to consist of at least two independent directors.  With the resignation of the Company’s independent directors in 2012, the Company does not currently have any independent directors.  The board of directors has determined that Mr. Richardson and Mr. Nemelka are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add independent directors to the board of directors in 2013.

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

Compensation Committee

The current members of the Company’s compensation committee are Kevin A. Richardson, II and John F. Nemelka.  The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers.  Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors.  With the resignation of the Company’s independent directors in 2012, the Company does not currently have any independent directors.  The board of directors has determined that Mr. Richardson and Mr. Nemelka are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add independent directors to the board of directors in 2013.

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

Nominating and Corporate Governance Committee

The current members of the Company’s nominating and corporate governance committee are Kevin A. Richardson, II and John F. Nemelka.  Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors.  With the resignation of the Company’s independent directors in 2012, the Company does not currently have any independent directors.  The board of directors has determined that Mr. Richardson and Mr. Nemelka are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add independent directors to the board of directors in 2013.

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

Shareholder Communications with the Board of Directors

The board of directors has implemented a process for shareholders to send communications to the board of directors. Shareholders who wish to communicate directly with the board of directors or any particular director should deliver any such communications in writing to the Secretary of the Company. The Secretary will compile any communications he receives from shareholders and deliver them periodically to the board of directors or the specific directors requested. The Secretary of the Company will not screen or edit such communications, but will deliver them in the form received from the shareholder.

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

No Family Relationships Among Directors and Officers

There are no family relationships between any director or executive officer of the Company and any other director or executive officer of the Company.

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2012, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements with the following exception:  Christopher M. Cashman filed one Form 4 on November 13, 2012 reporting four November 6, 2012 option grants late.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2012 and 2011

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)		(g)	(h)	(i)		(j)

Kevin A. Richardson, II Chairman of the Board and Active	2012	-	(1)	-		-	-		-	-	-		-
Chief Executive Officer (principal executive officer)	2011	-		-		-	-		-	-	-		-

Barry J. Jenkins	2012	$245,417		-		-	-		-	-	$18,316		$263,733
Chief Financial Officer and COO (principal financial officer)	2011	$240,547		$182,532	(2)	-	-		-	-	$23,197		$446,276

Christopher M. Cashman	2012	$328,237	(3)	-		-	-		-	-	$784,315	(6)	$1,112,552
Former Chief Executive Officer and President	2011	$385,000		$415,000	(2)	-	$1,495,000	(4)	-	-	$26,220		$2,321,220

(1) Mr. Richardson has been the Company’s Chairman of the Board since the Company’s inception and does not receive a salary.  In addition, effective November 7, 2012, he assumed the additional position of Active Chief Executive Officer until Joseph Chiarelli joined the Company as Chief Executive Officer in February 2013.   He did not receive compensation for being Active Chief Executive Officer in 2012.
(2) This includes two years of bonuses earned (2009 and 2010) which were paid in 2011.
(3) Salary through resignation date of November 7, 2012.
(4) This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.  Mr. Cashman was granted options to purchase 1,300,000 shares of common stock at $1.98 per share on October 24, 2011.
(5) Includes health, dental, life and disability insurance premiums and employer 401(k) matching contributions.
(6) This dollar amount includes the full fair value of the severance payments for Mr. Cashman and the full fair value at date of grant of the stock options issued to Mr. Cashman in his severance agreement.   Severance payments totaling $542,269 at December 31, 2012 were accrued for accounting purposes and are included in the total, however they will be paid in future periods.

Employment Agreements

Joseph Chiarelli

General Terms.  Subsequent to fiscal year end December 31, 2012, pursuant to his employment agreement, Mr. Chiarelli joined the Company to serve as the Chief Executive Officer and a director of the Company commencing on February 25, 2013 with a two year term thereafter extendable for one year periods.  Mr. Chiarelli is entitled to an annual base salary of $200,000 for the first year and $225,000 thereafter, with a performance and compensation review not less often than annually, at which time compensation may be adjusted as determined by the board of directors.

In the event of the satisfaction of the following milestones, the Company shall award and pay to Mr. Chiarelli a cash bonus as follows: (i) $35,000 for the Company completing a financing resulting in gross proceeds to the Company of no less than $5.0 million at a price per share of not less than $0.35; (ii) $25,000 when the final patient is enrolled in the Company’s dermaPACE Phase III clinical trial; (iii) $25,000 upon receipt by the Company of FDA approval for the use of dermaPACE; and (iv) $25,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1.0 million and the Company has received payments of at least $250,000.  In addition, with respect to each full fiscal year, Mr. Chiarelli is eligible to earn an annual bonus award as determined by the board of directors based on the achievement of certain performance goals established by the board of directors. Mr. Chiarelli is also entitled to participate in the Company’s employee benefit plans (other than annual bonus and incentive plans).  The employment agreement contains an agreement not to compete, which covers the term of employment and two years thereafter, and a confidentiality provision, which is indefinite.

Equity Arrangements. Upon the execution of his employment agreement, Mr. Chiarelli was granted options to purchase 2,250,000 shares of the Company’s common stock, $0.001 par value, at an exercise price of $0.35 per share.  The options vest and become exercisable in five installments as follows: (i) 375,000 vested at grant; (ii) 375,000 vest upon the Company completing a financing resulting in gross proceeds to the Company of no less than $5.0 million at a price per share of not less than $0.35; (iii) 375,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1.0 million and the Company has received payments of at least $250,000; (iv) 375,000 vest upon receipt by the Company of FDA approval for the use of dermaPACE; and (v) 750,000 vest in the event the Company achieves the milestones (i), (ii), (iii) and (iv) above during the initial two year term and the term is not extended by the Company.

Termination.  Mr. Chiarelli’s employment may be terminated by either party at any time and for any reason; provided that Mr. Chiarelli will be required to give the Company at least 30 days advance written notice of any resignation.  If Mr. Chiarelli is terminated by the Company for cause or resigns without good reason, he will be entitled to receive his (1) base salary through the termination date, (2) reimbursement for certain unreimbursed business expenses, and (3) such employee benefits to which he may be entitled under the employee benefit plans of the Company.  If  Mr. Chiarelli is terminated by the Company without cause or resigns for good reason, he will be entitled to receive all of the above plus (1) subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, continued payment of the base salary through February 25, 2015, (2) continued payment of the bonus events discussed above as the milestones are achieved by the Company, and (3) accelerate all options to vest.

Change of Control.  In addition to any other termination benefits that Mr. Chiarelli may be entitled to receive, if a change of control occurs as defined in his employment agreement, then subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, Mr. Chiarelli will also be entitled to receive 100% accelerated vesting of his options.

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

Equity Arrangements.  Upon the execution of his employment agreement, Mr. Jenkins was granted options to purchase 104,677 shares of common stock, at an exercise price of $2.92 per share.  The options vested and became exercisable in four equal installments on April 10, 2007, 2008, 2009 and 2010.  Upon the execution of his employment agreement and his commencement of employment, Mr. Jenkins purchased 35,089 shares of common stock, at a purchase price of $2.92 per share. In addition, upon the execution of his employment agreement, Mr. Jenkins was granted three supplemental options to purchase common stock.  The terms of the supplemental options were amended on September 15, 2009.  The first and second supplemental options each provided him with the right to purchase 34,778 shares of common stock and the third supplemental option provided him with the right to purchase 52,166 shares of common stock.  The initial exercise price of the supplemental options is $2.92 per share.  The supplemental options were fully vested on April 10, 2012.

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

Change of Control.  In addition to any other termination benefits that Mr. Jenkins may be entitled to receive, if a change of control occurs, then subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, Mr. Jenkins will also be entitled to receive 100% accelerated vesting of his options.

Severance Agreements

Christopher M. Cashman

Severance Agreement Terms.  On November 6, 2012, the Company entered into a Severance and Advisory Agreement (the “Severance Agreement”) with Christopher M. Cashman, then a director of the Company, and the Company’s President and Chief Executive Officer. Entry into the Severance Agreement was made in connection with Mr. Cashman’s resignation as President and Chief Executive Officer, and a director of the Company, effective November 7, 2012.

Pursuant to the Severance Agreement, Mr. Cashman will receive, as severance:

(a) six (6) months of his base salary, payable in accordance with the Company’s standard payroll practices;

(b) Company-paid COBRA coverage under the Company’s health care plan for himself and his family through November 2013;

(c) bonus payments of $100,000 upon each of the following four bonus payment events (the “Bonus Payment Events”): (i) the first (1st) enrollee in the Company’s clinical trial plan, (ii) the twentieth (20th) enrollee, (iii) the fiftieth (50th) enrollee, and (iv) receipt of an FDA approval letter of the dermaPACE device allowance for commercial use; provided, that if the FDA approval letter at subpart (iv) is received prior to the achievement of the enrollment thresholds at subparts (i), (ii), and/or (iii), the bonuses for achievement of subparts (i), (ii), and/or (iii) will be accelerated and become due and payable immediately with the bonus for subpart (iv);

(d) a grant of 1,000,000 options to acquire shares of the Company’s common stock.  The exercise price for such options is $0.21 which was the closing price of the Company’s common stock on the grant date. The term of the options is ten years. The first 600,000 options vested upon the execution of the Severance Agreement.  The remaining 400,000 options will vest and become exercisable in increments of 100,000 upon each of the Bonus Payment Events at subparts (i)-(iv) above; provided, that if the FDA approval letter at subpart (iv) is received prior to the achievement of the enrollment thresholds at subparts (i), (ii), and/or (iii), all options granted under this section but not previously vested shall become vested and immediately exercisable upon receipt of such letter; and

(e) a grant of 50,000 options to acquire shares of the Company’s common stock under the Stock Incentive Plan as consideration for the provision of advisory services.  The exercise price for such options is $0.21which was the closing price of the Company common stock on the grant date. The term of the options is ten years.  The options will vest and be exercisable based on the following schedule: (i) 25% of the options vested upon the execution of the Severance Agreement, but will be forfeited if Mr. Cashman fails to provide advisory services as called for in the Severance Agreement; and (ii) unless the advisory services have been terminated, an additional 25% of the options shall vest on each date three (3), six (6), and nine (9) months after the effective date of the Severance Agreement.

Any of the Bonus Payment Events which have not occurred as of December 31, 2016 will be considered to have occurred as of December 31, 2016, and the remaining previously unpaid bonus payments per Bonus Payment Event will be due and payable immediately and all options granted under this section but not previously vested will become vested and immediately exercisable on such date.

The Company’s board of directors authorized the Company to vest all previously granted but unvested stock options for Mr. Cashman, which will remain exercisable for the full term of their grant, notwithstanding any contrary provision in the applicable award agreements.

In connection with the entry by the Company and Mr. Cashman into the Severance Agreement, and the resignation of Mr. Cashman from his position as President and Chief Executive Officer, and as a director of the Company, the Employment Agreement, dated December 19, 2005, as amended (the “Employment Agreement”), by and between the Company and Christopher M. Cashman was terminated, as of November 6, 2012.  By the terms of the Severance Agreement, the Employment Agreement is of no further force or effect, as of the date of entry into the Severance Agreement, and, specifically, the terms of severance contained in the Severance Agreement supersede any such terms contained in the Employment Agreement.

Stock Incentive Plan

On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”).  On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Stock Incentive Plan”).  The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock.  Options granted may include nonstatutory options as well as qualified incentive stock options.  The Stock Incentive Plan is currently administered by the board of directors of the Company.  The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option.  The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to four years, and have a ten year term.  The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company.  The Stock Incentive Plan had 5,000,000 shares of common stock reserved for grant at December 31, 2012.  Subsequent to December 31, 2012, the Company amended the Stock Incentive Plan to increase the shares of common stock reserved for grant to 8,500,000

The terms of the options granted under the Stock Incentive Plan expire as determined by individual option agreements (or on the tenth anniversary of the grant date), unless terminated earlier on the first to occur of the following: (1) the date on which the participant’s service with the Company is terminated by the Company for cause; (2) 60 days after the participant’s death; or (3) 60 days after the termination of the participant’s service with the Company for any reason other than cause or the participant’s death; provided that, if during any part of such 60 day period the option is not exercisable solely because of specified securities law restrictions, the option will not expire until the earlier of the expiration date or until it has been exercisable for an aggregate period of 60 days after the termination of the participant’s service with the Company.  The options vest as provided for in each individual’s option agreement and the exercise prices for the options are determined by the board of directors at the time the option is granted; provided that the exercise price shall in no event be less than the fair market value per share of the Company’s common stock on the grant date.  In the event of any change in the common stock underlying the options, by reason of any merger or exchange of shares of common stock, the board of directors shall make such substitution or adjustment as it deems to be equitable to (1) the class and number of shares underlying such option, (2) the exercise price applicable to such option, or (3) any other affected terms of such option.

In the event of a change of control, unless specifically modified by an individual option agreement: (1) all options outstanding as of the date of such change of control will become fully vested; and (2) notwithstanding (1) above, in the event of a merger or share exchange, the board of directors may, in its sole discretion, determine that any or all options granted pursuant to the Stock Incentive Plan will not vest on an accelerated basis if the board of directors, the surviving corporation or the acquiring corporation, as the case may be, has taken such action as in the opinion of the board of directors is equitable or appropriate to protect the rights and interests of the participants under the Stock Incentive Plan.

On December 31, 2012, there were 1,459,115 shares of common stock available for grant under the Stock Incentive Plan.  For the years ended December 31, 2012 and 2011, there were 1,050,000 and 1,300,000 options granted to the Company’s executive officers under the Stock Incentive Plan, respectively.

Outstanding Equity Awards at 2012 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2012.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin A. Richardson, II	5,000		-		-	$2.92	09/15/2019	-	-	-	-
(Chairman of the Board and Active CEO)	2,500		2,500	(2)	-	$4.05	01/29/2020	-	-	-	-
	5,000		-		-	$2.00	11/01/2020	-	-	-	-

Barry J. Jenkins	477,759		-		-	$2.92	10/24/2016	-	-	-	-
(Chief Financial Officer and COO)	10,000	(2)	10,000	(2)	-	$4.05	01/29/2020	-	-	-	-
	175,000		-		-	$2.00	11/01/2020	-	-	-	-

Christopher M. Cashman	1,210,686		-		-	$2.92	12/19/2015	-	-	-	-
(former President and CEO)(1)	350,000		-		-	$2.00	11/01/2020	-	-	-	-
	1,300,000		-		-	$1.98	10/24/2021	-	-	-	-
	600,000	(3)	400,000	(3)	-	$0.21	11/06/2022	-	-	-	-
	12,500	(4)	37,500	(4)	-	$0.21	11/06/2022	-	-	-	-

(1) Mr. Cashman resigned as President and CEO of the Company effective November 7, 2012.
(2) The option was granted January 29, 2010 and vests 25% annually for four years.
(3) The option was granted November 6, 2012 and vests 600,000 shares at grant date.  The remaining shares will vest at the earlier of December 31, 2016 or when following events occur:  100,000 shares at enrollment of first patient in the Company’s dermaPACE clinical trial; 100,000 shares at enrollment of twentieth patient in the dermaPACE clinical trial; 100,000 shares at enrollment of fiftieth patient in the dermaPACE clinical trial; and 100,000 shares at FDA approval of the dermaPACE.
(4) The option was granted November 6, 2012 and vests 25% at grant date, 25% at three months, 25% at six months and 25% at nine months from the grant date.

Director Compensation Table for Fiscal 2012

The Company did not pay any director cash or stock-based compensation for serving on our board of directors during the fiscal year ended December 31, 2012.  The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Barbara M. Henagan (1)	-	-	-	-	-	-	-

John F. Nemelka	-	-	-	-	-	-	-

Kevin A. Richardson, II	-	-	-	-	-	-	-

Thomas H. Robinson (1)	-	-	-	-	-	-	-

Ronald M. Sparks, Jr. (1)	-	-	-	-	-	-	-

(1) Ronald M. Sparks, Jr. and Barbara M. Henagan resigned from the Company’s board on April 23, 2012.  Thomas H. Robinson resigned from the Company’s board on May 25, 2012.  The three independent board members’ did not receive any cash or stock-based compensation for serving on the board during 2012 and all outstanding options were forfeited unexercised.

Christopher M. Cashman, our former Chief Executive Office and President, who was a member of our board of directors until his resignation effective November 7, 2012, has been omitted from this table since he received no compensation for serving on our board of directors.

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2012:  Kevin A. Richardson, II – 15,000 and John F. Nemelka – 15,000.

Discussion of Director Compensation

The Company did not pay any director cash or stock-based compensation for serving on our board of directors during the fiscal year ended December 31, 2012.

With the addition of Barbara M. Henagan and Ronald M. Sparks, Jr. to the board of directors in September 2011, the Company began to compensate its three independent directors at an annual rate of $40,000 each plus $5,000 for being the chair of a board of director’s committee.  On September 20, 2011, the Company issued 25,000 options to purchase the Company’s common stock at $2.95 to non-employee director Ronald M. Sparks, Jr.  On September 28, 2011, the Company issued 25,000 options to purchase the Company’s common stock at $2.85 to non-employee director Barbara M. Henagan.  Ronald M. Sparks, Jr. and Barbara M. Henagan resigned from the Company’s board on April 23, 2012.  Thomas H. Robinson resigned from the Company’s board on May 25, 2012.  The three independent board members’ did not receive any cash or stock-based compensation for serving on the board during 2012 and all outstanding options were forfeited unexercised.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 22, 2013, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Shares Outstanding
Joseph Chiarelli (3)	375,000	1.7%
Barry J. Jenkins (4)	480,003	2.2%
Kevin A. Richardson, II (5)	1,778,837	8.1%
John F. Nemelka (6)	38,833	*
5% Beneficial Owner:
David N. Nemelka (7)	5,048,510	19.7%
Christopher M. Cashman (8)	3,936,259	15.7%
Prides Capital Fund I, LP (9)	10,520,077	45.7%
NightWatch Capital Partners II, LP (10)	2,108,369	9.7%
All directors and executive officers as a group (4 persons)	2,672,674	11.8%

*          Less than 1% of outstanding shares.
(1)       Unless otherwise noted, each beneficial owner has the same address as the Company.
(2)       “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of March 22, 2013.  Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names.  Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.
(3)       Consist of options to purchase up to 375,000 shares of common stock.
(4)       Includes options to purchase up to 274,253 shares of common stock and warrants to purchase up to 3,508 shares of common stock.
(5)       Includes options to purchase up to 38,333 shares of common stock and promissory notes convertible into 300,000 shares of common stock.
(6)       Includes options to purchase up to 38,333 shares of common stock.
(7)       Based solely on information contained in filings on Schedule 13D, as amended, and on Form 4’s, made with the SEC by the reporting person. Includes a subscription agreement to purchase 3,600,000 shares of common stock at $0.25 per share no later than May 27, 2014 and warrants to purchase up to 443,510 shares of common stock. The principal address of David N. Nemelka is 2662 Stonebury Loop Road, Springville, UT 84663.
(8)       Includes options to purchase up to 3,460,686 shares of common stock and warrants to purchase up to 8,816 shares of common stock.  Mr. Cashman resigned as President, Chief Executive Officer, and as a Director effective November 7, 2012.
(9)       Based solely on information contained in filings on Schedule 13D, as amended, made with the SEC by the reporting person.  Includes warrants to purchase 1,438,088 shares of common stock.  The principal business address of Prides Capital Fund, I, LP is 100 Cummings Center, Suite 324C, Beverly,  MA 01915.
(10)     Based solely on information contained in filings on Schedule 13D, as amended, made with the SEC by the reporting person.  Includes warrants to purchase 204,224 shares of common stock.  The principal business address of NightWatch Capital Partners II, LP is 5314 River Run Drive, Suite 350, Provo, UT 84604.

Securities Authorized for Issuance Under Equity Compensation Plans

Information on securities authorized for issuance under the Company's equity compensation plans can be found in Item 5 under the same caption in this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, for the fiscal year ended December 31, 2012, there were no transactions with related persons required to be disclosed in this report.

On November 27, 2012, the Company and David N. Nemelka (the “Subscriber”), the brother of John F. Nemelka, a member of the Company’s board of directors, entered into a subscription agreement (the “Subscription Agreement”) whereby the Subscriber has agreed to purchase from the Company, and the Company has agreed to sell and issue, a total of 4,000,000 shares of the Company’s unregistered common stock at a purchase price equal to $0.25 per share, for an aggregate sales price of $1,000,000 (the “Purchase Price”).  The Purchase Price shall be payable to the Company as follows: (i) $50,000 on or before January 31, 2013; (ii) $50,000 on or before February 15, 2013; and (iii) the balance of $900,000 on or before May 27, 2014 (the “Outside Due Date”).  The Subscriber may make payments of the Purchase Price at his discretion, in minimum installments of $100,000 each, until the Outside Due Date.  In the event that at any time after February 15, 2013, the Company’s total available cash should be less than $100,000, the Subscriber shall, upon demand of the Company, pay to the Company $100,000 of the then outstanding balance of the Purchase Price, which payment shall be due within thirty (30) days of the demand.  There is no limit on the number of demands that the Company may make pursuant to this provision of the Subscription Agreement, provided, however, that in no event shall the Company provide more than one notice of demand for payment in any thirty (30) day period.  As of December 31, 2012, the Subscriber had paid the Company $25,000 and was issued 100,000 shares of unregistered common stock of the Company.  The Company will record the additional $975,000 and issue the corresponding 3,900,000 shares of common stock in the periods in which the Purchase Price is received.  Subsequent to December 31, 2012, the Subscriber has paid the Company an additional $75,000 and was issued an additional 300,000 shares of unregistered common stock of the Company which was recorded in the first quarter of 2013.

On November 6, 2012, the Company entered into a Severance and Advisory Agreement (the “Severance Agreement”) with Christopher M. Cashman, then a director of the Company, and the Company’s President and Chief Executive Officer. Entry into the Severance Agreement was made in connection with Mr. Cashman’s resignation as President and Chief Executive Officer, and a director of the Company, effective November 7, 2012.  See further discussion in Part III – Item 11.

Director Independence

Our board of directors has determined that our two outside directors at December 31, 2012, Kevin A. Richardson, II and John F. Nemelka, do not qualify as independent directors based on the NASDAQ stock market definition of “independent director.”   There are no family relationships among any of the directors or executive officers of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our principal independent registered public accounting firm, BDO USA, LLP, for the years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit fees	$111,588	$102,502
Tax fees	15,000	15,000
Audit related fees	-	-
All other fees	-	-
Total fees	$126,588	$117,502

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

The board of directors must pre-approve all audits and permitted non-audit services to be provided by our principal independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC.  Each year, the board of directors approves the retention of the independent auditor to audit our consolidated financial statements, including the associated fee.  At this time, the board of directors evaluates other known potential engagements of the independent auditor, including the scope of audit-related services, tax services and other services proposed to be performed and the proposed fees, and approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.

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

During the course of 2012 and the first quarter of 2013, the audit committee met and held discussions with management and the independent auditors. In the discussions related to the Company’s consolidated financial statements for fiscal year 2012, management represented to the audit committee that such consolidated financial statements were prepared in accordance with United States generally accepted accounting principles.  The audit committee reviewed and discussed with management and the independent auditors the audited consolidated financial statements for fiscal year 2012.

In fulfilling its responsibilities, the audit committee discussed with the independent auditors the matters that are required to be discussed by Statement on Auditing Standards No. 61, as amended, Communication with Audit Committees.  In addition, the audit committee received from the independent auditors the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the audit committee concerning independence, and the audit committee discussed with the independent auditors that firm’s independence.  In connection with this discussion, the audit committee also considered whether the provision of services by the independent auditors not related to the audit of the Company’s financial statements for fiscal year 2012 were compatible with maintaining the independent auditors’ independence.  The audit committee’s policy requires that the audit committee approve any audit or permitted non-audit service proposed to be performed by its independent auditors in advance of the performance of such service.

Based upon the audit committee’s discussions with management and the independent auditors and the audit committee's review of the representations of management and the written disclosures and letter of the independent auditors provided to the audit committee, the audit committee recommended to the board of directors that the audited consolidated financial statements for the year ended December 31, 2012 be included in the Company’s Annual Report on Form 10-K, for filing with the SEC.

The Audit Committee

Kevin A. Richardson, II (Chair)
John F. Nemelka

March 12, 2013

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

SANUWAVE HEALTH, INC.

Dated: March 26, 2013	By: /s/ Joseph Chiarelli
Name: Joseph Chiarelli
Title: Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures		Capacity	Date

By:	/s/ Joseph Chiarelli	Chief Executive Officer and Director	March 26, 2013
Name:	Joseph Chiarelli	(principal executive officer)

By:	/s/ Barry J. Jenkins	Chief Financial Officer and COO	March 26, 2013
Name:	Barry J. Jenkins	(principal financial and accounting officer)

By:	/s/ Kevin A. Richardson, II	Chairman of the Board of Directors	March 26, 2013
Name:	Kevin A. Richardson, II

By:	/s/ John F. Nemelka	Director	March 26, 2013
Name:	John F. Nemelka

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
SANUWAVE Health, Inc. and Subsidiaries
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of SANUWAVE Health, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SANUWAVE Health, Inc. and Subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note (1) to the financial statements, the Company has suffered recurring losses from operations, has a net working capital deficit, and is economically dependent upon future issuances of equity or other financing to fund ongoing operations, each of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note (1).  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Atlanta, Georgia
March 26, 2013

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,325	$3,909,383
Accounts receivable - trade, net of allowance for doubtful accounts of $44,124 in 2012 and $74,852 in 2011	87,826	81,565
Inventory (Note 3)	292,665	396,284
Prepaid expenses	128,495	162,975
Due from Pulse Veterinary Technologies, LLC	-	27,837
TOTAL CURRENT ASSETS	579,311	4,578,044

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	32,842	51,206

OTHER ASSETS	11,358	3,192

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 5)	1,227,025	1,533,782
TOTAL ASSETS	$1,850,536	$6,166,224

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$555,898	$756,657
Accrued employee compensation	534,659	632,333
Accrued expenses (Note 6)	721,916	190,583
Subscriptions payable for senior secured convertible promissory notes (Note 7)	438,516	-
Interest payable, related parties (Note 8)	81,864	81,864
Capital lease payable, current portion (Note 13)	4,933	4,576
Liabilities related to discontinued operations (Note 9)	655,061	655,061
TOTAL CURRENT LIABILITIES	2,992,847	2,321,074

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 8)	5,372,743	5,372,743
Capital lease payable, non-current portion (Note 13)	3,951	8,884
TOTAL NON-CURRENT LIABILITIES	5,376,694	5,381,627
TOTAL LIABILITIES	8,369,541	7,702,701

COMMITMENTS AND CONTINGENCIES (Note 13)	-	-

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding (Note 11)	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares and 50,000,000 shares authorized in 2012 and 2011, respectively; 21,007,536 and 20,907,536 issued and outstanding at December 31, 2012 and 2011, respectively (Note 11)	21,008	20,908

ADDITIONAL PAID-IN CAPITAL	64,357,193	62,940,977

ACCUMULATED OTHER COMPREHENSIVE INCOME	13,116	10,466

ACCUMULATED DEFICIT	(70,910,322)	(64,508,828)
TOTAL STOCKHOLDERS' DEFICIT	(6,519,005)	(1,536,477)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,850,536	$6,166,224

 The accompanying notes to consolidated financial
 statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2012 and 2011

	2012	2011

REVENUES	$769,217	$802,572

COST OF REVENUES	220,257	261,890

GROSS PROFIT	548,960	540,682

OPERATING EXPENSES
Research and development	1,762,194	2,731,059
General and administrative	4,521,957	6,292,950
Depreciation	20,375	19,034
Amortization	306,757	306,756
TOTAL OPERATING EXPENSES	6,611,283	9,349,799

OPERATING LOSS	(6,062,323)	(8,809,117)

OTHER INCOME (EXPENSE)
Interest expense, net	(331,743)	(472,155)
Loss on foreign currency exchange	(7,428)	(13,744)
Transitional services provided to Pulse Veterinary Technologies, LLC	-	375,000
Loss on extinguishment of debt (Notes 8 and 11)	-	(1,318,781)
TOTAL OTHER INCOME (EXPENSE)	(339,171)	(1,429,680)

LOSS BEFORE INCOME TAXES	(6,401,494)	(10,238,797)

INCOME TAX EXPENSE	-	-

NET LOSS	(6,401,494)	(10,238,797)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	2,650	(436)
TOTAL COMPREHENSIVE LOSS	$(6,398,844)	$(10,239,233)

LOSS PER SHARE:
Net loss - basic	$(0.30)	$(0.52)
Net loss - diluted	$(0.30)	$(0.52)

Weighted average shares outstanding - basic	20,915,869	19,624,061
Weighted average shares outstanding - diluted	20,915,869	19,624,061

 The accompanying notes to consolidated financial
 statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock
	Shares Number of Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances as of December 31, 2010	-	-	14,794,650	14,795	43,728,133	(54,270,031)	10,902	(10,516,201)
Unit options exercised for cash, related parties	-	-	1,231,504	1,231	2,461,777	-	-	2,463,008
Unit options exercised for cash	-	-	718,663	719	1,436,607	-	-	1,437,326
Private placement shares issued for cash	-	-	2,804,593	2,805	8,464,316	-	-	8,467,121
Notes payable, related parties exchanged for shares	-	-	1,358,126	1,358	5,731,331	-	-	5,732,689
Net loss	-	-	-	-	-	(10,238,797)	-	(10,238,797)
Stock-based compensation	-	-	-	-	1,118,813	-	-	1,118,813
Foreign currency translation adjustment	-	-	-	-	-	-	(436)	(436)

Balances as of December 31, 2011	-	-	20,907,536	20,908	62,940,977	(64,508,828)	10,466	(1,536,477)
Shares issued for cash	-	-	100,000	100	24,900	-	-	25,000
Net loss	-	-	-	-	-	(6,401,494)	-	(6,401,494)
Stock-based compensation	-	-	-	-	1,391,316	-	-	1,391,316
Foreign currency translation adjustment	-	-	-	-	-	-	2,650	2,650

Balances as of December 31, 2012	-	$-	21,007,536	$21,008	$64,357,193	$(70,910,322)	$13,116	$(6,519,005)

 The accompanying notes to consolidated financial
 statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,401,494)	$(10,238,797)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	306,757	306,756
Depreciation	20,375	19,034
Change in allowance for doubtful accounts	(30,728)	37,949
Stock-based compensation	1,391,316	1,118,813
Accrued interest on convertible notes	8,516	166,618
Loss on extinguishment of debt	-	1,318,781
Changes in assets - (increase)/decrease
Accounts receivable - trade	24,467	(23,965)
Inventory	103,619	67,359
Prepaid expenses	34,480	(41,891)
Due from Pulse Veterinary Technologies, LLC	27,837	17,552
Other	(8,166)	29,061
Changes in liabilities - increase/(decrease)
Accounts payable	(200,759)	(1,073,158)
Accrued employee compensation	(97,674)	(469,077)
Accrued expenses	531,333	(65,621)
Interest payable, related parties	-	(1,113)
NET CASH USED BY OPERATING ACTIVITIES	(4,290,121)	(8,831,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,011)	(42,302)
NET CASH USED BY INVESTING ACTIVITIES	(2,011)	(42,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscriptions payable for senior secured convertible promissory notes	430,000	-
Proceeds from sale of capital stock - subscription agreement with related party	25,000	-
Payments of principal on capital lease	(4,576)	(1,092)
Proceeds from unit options exercised, related parties	-	2,463,008
Proceeds from unit options exercised	-	1,437,326
Proceeds from private placement	-	8,467,121
NET CASH PROVIDED BY FINANCING ACTIVITIES	450,424	12,366,363

EFFECT OF EXCHANGE RATES ON CASH	2,650	(436)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,839,058)	3,491,926

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,909,383	417,457
CASH AND CASH EQUIVALENTS, END OF YEAR	$70,325	$3,909,383

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$324,768	$324,768
Cash paid for capital lease interest	$858	$266
NON-CASH INVESTING AND FINANCING ACTIVITIES
Notes payable, related parties exchanged for capital stock (Note 8 and 11)	$-	$4,413,908
Equipment purchased with capital lease	-	14,552
TOTAL NON-CASH INVESTING AND FINANCING ACTIVITIES	$-	$4,428,460

 The accompanying notes to consolidated financial
 statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

 (1)           Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $6,401,494 and $10,238,797 during the years ended December 31, 2012 and 2011, respectively, and the net cash used by operating activities was $4,290,121 and $8,831,699, respectively.  As of December 31, 2012, the Company had a net working capital deficit of $2,413,536, an accumulated deficit of $70,910,322 and cash and cash equivalents of $70,325.  The operating losses and net working capital deficit create an uncertainty about the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional capital.  The Company has been working with select accredited investors to raise capital through issuing senior secured convertible promissory notes as discussed in Note (17).  The Company received subscriptions for an aggregate $430,000 through December 31, 2012.  Subsequent to year-end, the Company received subscriptions for an additional $1,570,000 in senior secured convertible promissory notes.  The Company issued the aggregate $2,000,000 of senior secured convertible promissory notes on March 8, 2013.  Kevin A. Richardson, II, chairman of the board of directors of the Company, purchased $60,000 of the senior secured convertible promissory notes.  Management’s plans are to obtain additional capital in 2013 through the issuance of common stock and/or other equities and has engaged an investment bank to assist with this capital raise.

 Additionally, the Company may raise additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of the Company's assets.  If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code.   These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders.  Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(2)           Summary of significant accounting policies

Description of the business – SANUWAVE Health, Inc. and subsidiaries (the "Company") is a shockwave technology company using noninvasive, high energy, acoustic shockwave for regenerative medicine and other applications.  The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to solicit a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures.  The Company’s lead product is the demaPACE device for treating diabetic foot ulcers which is in a supplemental Phase III clinical study with the FDA.

The Company’s portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration.  The Company intends to apply its Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions.  The Company currently does not market any commercial products in the United States.  Revenues are from sales of the European Conformity Marking (“CE Mark”) devices and accessories in Europe, Canada and Asia.

In addition, there are license/partnership opportunities for the Company's shock wave technology in non-medical uses, including energy, water, food and industrial markets.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(2)           Summary of significant accounting policies (continued)

The significant accounting policies followed by the Company are summarized below:

Foreign currency translation - The functional currencies of the Company’s foreign operations are the local currencies.  The financial statements of the Company’s foreign subsidiaries have been translated into United States dollars in accordance with ASC 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation.)  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rate for the year.  Translation adjustments are reported in other comprehensive income in the consolidated statements of comprehensive loss and as cumulative translation adjustments as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ deficit.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Estimates – These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions.  Actual amounts may differ from these estimates.  These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein.  Significant estimates include the recording of allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, accrued expenses, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, estimated fair value of intangible assets, the estimated fair value assigned to the capital stock units exchanged for the promissory notes and the estimated fair value assigned to the common stock and warrants exchanged for the notes payable, related parties.

Cash and cash equivalents - For purposes of the consolidated financial statements, liquid instruments with an original maturity of 90 days or less are considered cash and cash equivalents.  The Company maintains its cash in bank accounts which may exceed federally insured limits.

Concentration of credit risk and limited suppliers - Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Two distributors accounted for 29% and 20% of revenues for the year ended December 31, 2012, and 35% and 25% of revenues for the year ended December 31, 2011.  The two distributors accounted for 35% and 6% of accounts receivable at December 31, 2012, and 23% and 29% of accounts receivable at December 31, 2011.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(2)           Summary of significant accounting policies (continued)

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

Accounts receivable - Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings based on its assessment of the current status of individual accounts. Receivables are generally considered past due if greater than 60 days old.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts.

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

Intangible assets - Intangible assets subject to amortization consist of patents which are recorded at cost.  Patents are amortized on a straight-line basis over the average life of 11.4 years.  The Company regularly reviews intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable.  Factors the Company considers important and could trigger an impairment review include the following:

●    Significant delays or obstacles encountered in the dermaPACE device clinical trial and PMA application;

●    Significant changes in the manner in which we use our assets or significant changes in our overall business strategy; and

●    Significant underperformance of our assets relative to future operating results.

If such facts and circumstances exist, the Company assesses the recoverability of the intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.

Fair value of financial instruments - The book values of accounts receivable, accounts payable, and other financial instruments approximate their fair values, principally because of the short-term maturities of these instruments.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(2)           Summary of significant accounting policies (continued)

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

The Company’s notes payable, related parties consist of $5,372,743 of principal at December 31, 2012 and 2011.  Interest accrues on the notes at a rate of six percent (6%) per annum. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties was $4,545,620 and $4,253,362 at December 31, 2012 and 2011, respectively.

The Company’s subscriptions payable for the 18% senior secured convertible promissory notes consist of $438,516 in principal and accrued interest at December 31, 2012.  Because of the short term nature of the subscription agreements and the underlying notes which have a maturity of six months and are not traded on an active market, the fair value is estimated to approximate the book value at December 31, 2012.

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
Years Ended December 31, 2012 and 2011

(2)           Summary of significant accounting policies (continued)

Income taxes - Income taxes are accounted for utilizing the asset and liability method prescribed by the provisions of ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes).  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is provided for the deferred tax assets, including loss carryforwards, when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

The Company will recognize in income tax expense interest and penalties related to income tax matters.  For the years ended December 31, 2012 and 2011, the Company did not have any amounts recorded for interest and penalties.

Loss per share - The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share).  Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share.  As a result of the net loss for the years ended December 31, 2012 and 2011, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.  The anti-dilutive equity securities totaled 15,162,069 shares and 14,390,697 shares at December 31, 2012 and 2011, respectively.

Comprehensive income – ASC 220, Comprehensive Income (formerly SFAS No. 130, Reporting Comprehensive Income) establishes standards for reporting comprehensive income (loss) and its components in a financial statement.  Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources.  The only source of other comprehensive income (loss) for the Company, which is excluded from net income (loss), is foreign currency translation adjustments.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(2)           Summary of significant accounting policies (continued)

Research and development - Research and development costs are expensed as incurred.  Research and development costs include payments to third parties that specifically relate to the Company’s products in clinical development, such as payments to contract research organizations, clinical investigators, clinical related consultants and insurance premiums for clinical studies.  In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.

Recent pronouncements – There have been no recently issued accounting standards that are expected to have a material impact on our consolidated financial statements.

 (3)           Inventory

Inventory consists of the following at December 31, 2012 and 2011:

	2012	2011

Inventory - finished goods	$306,706	$412,291
Inventory - parts	83,509	113,593
Gross inventory	390,215	525,884
Provision for losses and obsolescence	(97,550)	(129,600)
Net inventory	$292,665	$396,284

 (4)           Property and equipment

Property and equipment consists of the following at December 31, 2012 and 2011:

	2012	2011

Machines and equipment	$233,793	$232,848
Office and computer equipment	179,349	224,600
Software	41,872	41,872
Furniture and fixtures	25,679	24,613
Vehicles	22,531	22,531
Leasehold improvements	-	67,421
Other assets	2,446	2,378
Total	505,670	616,263
Accumulated depreciation	(472,828)	(565,057)
Net property and equipment	$32,842	$51,206

The depreciation charged to operations was $20,375 and $19,034 for the years ended December 31, 2012 and 2011, respectively.  The depreciation policies followed by the Company are described in Note (2).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(5)           Intangible assets

Intangible assets consist of the following at December 31, 2012 and 2011:

	2012	2011

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,275,110)	(1,968,353)
Net intangible assets	$1,227,025	$1,533,782

The amortization expense charged to operations was $306,757 and $306,756 for the years ended December 31, 2012 and 2011, respectively.  The amortization policies followed by the Company are described in Note (2).

Amortization expense for the future years is summarized as follows:

Years ending December 31,	Amount

2013	$306,756
2014	306,756
2015	306,756
2016	306,757
Total	$1,227,025

The weighted average amortization period for intangible assets is as follows:

	Amount	Weighted Average Period (Years)

Patents	$3,502,135	11.4

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(6)           Accrued expenses

Accrued expenses consist of the following at December 31, 2012 and 2011:

	2012	2011

Accrued executive severance	$542,269	$-
Accrued audit and tax preparation	102,600	75,516
Accrued legal professional fees	23,519	61,000
Accrued other	53,528	54,067
	$721,916	$190,583

On November 6, 2012, the Company entered into a Severance and Advisory Agreement (the “Severance Agreement”) with Christopher M. Cashman in connection with his resignation as President and Chief Executive Officer, and a director of the Company.  Pursuant to the Severance Agreement, Mr. Cashman will receive, as severance along with other non-cash items, six months of his base salary payable over the following six month period and bonus payments of $100,000 upon each of four bonus payment events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first.  The accrued executive severance at December 31, 2012 represents the unpaid portion of the base salary and bonus payments.

 (7)           Subscriptions payable for senior secured convertible promissory notes

During the year ended December 31, 2012, the Company entered subscriptions payable for 18% senior secured convertible promissory notes (the “Senior Secured Notes”) from selected accredited investors.  Up to $2,000,000 aggregate principal amount of Senior Secured Notes are being offered (the “Offering”) by the Company.  The Company completed the Offering and issued an aggregate $2,000,000 in notes on March 8, 2013.

The Senior Secured Notes have a six month term from the subscription date and the note holders can convert into Company common stock at anytime during the term at $0.20 per share.  Upon the consummation of a qualified financing and/or technology license, as defined in the Senior Secured Note agreements, of $4,000,000 or more by the Company, the principal and interest on the Senior Secured Notes will convert into Company common stock equal to the lower of (i) the Company common stock issued in the qualified financing and/or technology license, reduced by a discount of 20%, and (ii) $0.20 per share. The note holders will also receive, if any are issued, warrants or any other security issued in a qualified financing and/or technology license on similar terms to the qualified financing and/or technology license.  The Senior Secured Notes are secured by the tangible and intangible assets of the Company.  The Company is in the process of evaluating the accounting treatment for these notes issued subsequent to December 31, 2012 and any potential embedded derivatives included therein.

As of December 31, 2012, the Company had received subscriptions payable for Senior Secured Notes in the aggregate principal amount of $430,000 and had accrued interest expense of $8,516.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(8)           Notes payable, related parties

The notes payable, related parties consist of the following at December 31, 2012 and 2011:

	2012	2011

Notes payable, unsecured, payable to HealthTronics, Inc., a shareholder of the Company	$5,372,743	$5,372,743
Less current portion	-	-
Non-current portion	$5,372,743	$5,372,743

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005.  The notes payable, related parties bear interest at 6% per annum.  Quarterly interest through June 30, 2010, was accrued and added to the principal balance.  Interest is paid quarterly in arrears beginning September 30, 2010.  All remaining unpaid accrued interest and principal is due August 1, 2015.  Accrued interest currently payable totaled $81,864 at December 31, 2012 and 2011.  Accrued interest not payable until August 1, 2015 totaled $1,372,743 at December 31, 2012 and 2011, and is included in the balance above.

Maturities on notes payable, related parties are as follows:

Years ending December 31,	Amount

2013	$-
2014	-
2015	5,372,743
Total	$5,372,743

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

Interest expense on notes payable, related parties totaled $324,768 and $490,273 for the years ended December 31, 2012 and 2011, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(9)           Discontinued operations

As of December 31, 2012 and 2011, the Company’s liabilities related to discontinued operations were as follows:

	2012	2011

Accrued expenses	$(655,061)	$(655,061)

Liabilities of discontinued operations	$(655,061)	$(655,061)

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

The income tax provision (benefit) consists of the following at December 31, 2012 and 2011:

	2012	2011
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	(2,126,006)	(2,885,054)
State	(227,883)	(332,175)
Foreign	12,556	52,136
Change in valuation allowance	2,341,333	3,165,093
	$-	$-

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(10)         Income taxes (continued)

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 34% to pretax income (loss) as a result of the following for the years ended December 31, 2012 and 2011:

	2012	2011

Tax expense (benefit) at statutory rate	$(2,176,508)	$(3,583,579)
Increase (reduction) in income taxes resulting from:
State income taxes (benefit), net of federal benefit	(159,432)	(248,639)
Income from foreign subsidiaries	165,660	461,573
Non-deductible loss on extinguishment of debt	-	216,969
Change in valuation allowance - United States	2,301,986	3,217,229
Other	(131,706)	(63,553)
Income tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$20,147,348	$18,458,402
Net operating loss carryforwards - foreign	148,674	109,327
Excess of tax basis over book value of property and equipment	42,946	63,785
Excess of tax basis over book value of intangible assets	431,513	427,484
Stock-based compensation	3,097,308	2,572,287
Accrued employee compensation	352,032	235,109
Captialized equity costs	75,471	75,471
Inventory reserve	36,811	48,905
	24,332,103	21,990,770
Valuation allowance	(24,332,103)	(21,990,770)
Net deferred tax assets	$-	$-

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011
(10)         Income taxes (continued)

The federal net operating loss carryforwards at December 31, 2012 will expire as follows:

Years ending December 31,	Amount

2025	$1,376,740
2026	7,291,084
2027	12,280,771
2028	6,922,963
2029	4,816,700
2030	7,667,557
2031	8,816,976
2032	4,844,424
Total	$54,017,215

 (11)        Equity Transactions

Private placement and note exchange

On April 8, 2011, the Company completed a private placement to 28 institutional and individual “accredited investors” (as that term is defined in the Rule 501 under the Securities Act of 1933, as amended (the “Securities Act”)) of 2,804,593 shares of common stock of the Company at a purchase price of $3.25 per share, for gross proceeds of $9,114,927. The net proceeds received by the Company were $8,467,121, net of offering costs of $647,806. As part of the private placement, the investors were issued five-year warrants to purchase up to 2,804,593 shares of common stock at an exercise price of $4.00 per share.  In addition, the placement agent for the private placement was issued a five-year warrant to purchase 93,080 shares of common stock at an exercise price of $4.00 per share.  The warrants vested upon issuance and expire after five years.

For each of the warrants, the holder will be able to exercise the warrant on a so-called cashless basis at any time following the one-year anniversary of the closing of the private placement if a registration statement covering the shares of common stock underlying such warrants is not effective. The Company filed a registration statement with respect to the resale of the shares of common stock sold to the investors and shares of common stock issuable upon exercise ofthe warrants with the SEC and kept the registration statement effective until all registrable securities were sold or may be sold pursuant to Rule 144 under the Securities Act.  The registration statement is no longer effective as the shares have been held for over one year and the Company believes that the shares may be sold pursuant to Rule 144 under the Securities Act.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

 (11)        Equity Transactions (continued)

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

Unit options

During the year ended December 31, 2010, the Company sold “Units” to select accredited investors which consisted of: (i) one share of common stock; (ii) a two-year common stock purchase warrant (the “Class D Warrant”) to purchase one share of common stock, at an exercise price of $2.00; and (iii) an option (the “Option”), which, as amended, expired on January 31, 2011, to purchase the same number of Units as granted pursuant to this transaction, at the purchase price of $2.00 per Unit.

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

Preferred stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.  No shares were issued and outstanding at December 31, 2012 and 2011.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(12)         Warrants

A summary of warrants as of December 31, 2012 and 2011, and the changes during the years ended December 31, 2012 and 2011, is presented as follows:

	Class A Warrants	Class B Warrants	Class D Warrants	Class E Warrants
Outstanding as of December 31, 2010	1,106,627	1,106,627	2,284,993	-
Issued	-	-	1,950,167	3,576,737
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2011	1,106,627	1,106,627	4,235,160	3,576,737
Issued	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	(2,284,993)	-
Outstanding as of December 31, 2012	1,106,627	1,106,627	1,950,167	3,576,737

The Class A, Class B and Class E Warrants expire five years from date of issuance and the Class D warrants expire two years from date of issuance.  The outstanding Class D Warrants at December 31, 2012 expired unexercised on January 31, 2013.

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

 (13)        Commitments and contingencies

Subscription agreement

On November 27, 2012, the Company and David N. Nemelka (the “Subscriber”), the brother of John F. Nemelka, a member of the Company’s board of directors, entered into a subscription agreement (the “Subscription Agreement”) whereby the Subscriber has agreed to purchase from the Company, and the Company has agreed to sell and issue, a total of 4,000,000  shares of the Company’s unregistered common stock at a purchase price equal to $0.25 per share, for an aggregate sales price of $1,000,000 (the “Purchase Price”).  The shares are subject to piggy-back registration rights if the Company files a registration statement for an offering of securities.

The Purchase Price shall be payable to the Company as follows: (i) $50,000 on or before January 31, 2013; (ii) $50,000 on or before February 15, 2013; and (iii) the balance of $900,000 on or before May 27, 2014 (the “Outside Due Date”).  The Subscriber may make payments of the Purchase Price at his discretion in minimum installments of $100,000 each, until the Outside Due Date.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(13)         Commitments and contingencies (continued)

In the event that at any time after February 15, 2013, the Company’s total available cash should be less than $100,000, the Subscriber shall, upon demand of the Company, pay to the Company $100,000 of the then outstanding balance of the Purchase Price, which payment shall be due within thirty (30) days of the demand.  There is no limit on the number of demands that the Company may make pursuant to this provision of the Subscription Agreement, provided, however, that in no event shall the Company provide more than one notice of demand for payment in any thirty (30) day period.

As of December 31, 2012, the Subscriber had paid the Company $25,000 and was issued 100,000 shares of unregistered common stock of the Company.  The Company will record the additional $975,000 and issue the corresponding 3,900,000 shares of common stock in the periods in which the Purchase Price is received.  Subsequent to December 31, 2012, the Subscriber has paid the Company an additional $75,000 and was issued an additional 300,000 shares of unregistered common stock of the Company which was recorded in the first quarter of 2013.

Operating Leases

The Company leases office and warehouse space.  Rent expense for the years ended December 31, 2012 and 2011, was $298,452 and $361,189, respectively.  Minimum future lease payments under non-cancellable operating leases consist of the following:

Year ending December 31,	Amount

2013	$102,576
2014	105,643
2015	90,225
Total	$298,444

Capital Leases

The Company leases certain office equipment under an agreement classified as a capital lease. The leased assets serve as security for the lease.  The accumulated depreciation of such equipment at December 31, 2012 and 2011 totaled $6,468 and $1,617, respectively. The net book value of such equipment at December 31, 2012 and 2011 totaled $8,085 and $12,935, respectively.

The future commitments as of December 31, 2012 under this capital lease agreement are as follows:

Year ending December 31,	Principal	Interest	Total
2013	$4,933	$501	$5,434
2014	3,951	125	4,076
	$8,884	$626	$9,510

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(13)         Commitments and contingencies (continued)

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

(14)         401(k) plan

The Company sponsors a 401(k) plan that covers all employees who meet the eligibility requirements.  The Company matched 50% of employee contributions up to 6% of theircompensation effective until January 31, 2012.  Effective February 1, 2012, the Company amended the 401(k) plan to make the Company matching contribution discretionary and discontinued the Company match.  The Company contributed $9,664 and $73,797 to the plan for the years ended December 31, 2012 and 2011, respectively.

(15)         Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”).  The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock.  Options granted may include non-statutory options as well as qualified incentive stock options.  The Stock Incentive Plan is currently administered by the board of directors of the Company.  The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option.  The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term.  The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant.  At December 31, 2012, the Stock Incentive Plan reserved 5,000,000 shares of common stock for grant.  Subsequent to December 31, 2012, the Stock Incentive Plan was amended to reserve a total of 8,500,000 shares of common stock for grant.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011
(15)         Stock-based compensation (continued)

As discussed in Note (6), on November 6, 2012, the Company entered into a Severance Agreement with Christopher M. Cashman in connection with his resignation as President and Chief Executive Officer, and a director of the Company.  Pursuant to the Severance Agreement, Mr. Cashman  received (a) a grant of 1,000,000 options to acquire shares of common stock at an exercise price of $0.21 per share with 600,000 of the options vested upon the execution of the Severance Agreement and the remaining 400,000 options vesting in increments of 100,000 upon events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first, (b) a grant of 50,000 options to acquire shares of common stock at an exercise price of $0.21 per share as consideration for the provision of twelve months of advisory services and (c) the full vesting of all other outstanding and unvested options.  Using the Black-Scholes option pricing model, management has determined that the options granted in November 2012 had a fair value per share of $0.15 resulting in total compensation of $160,500. Compensation cost will be recognized over the requisite vesting period.

On March 8, 2012, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.44 per share in place of an annual cash consulting fee.  Using the Black-Scholes option pricing model, management has determined that the options granted in March 2012 had a fair value per share of $0.27 resulting in total compensation of $27,250.  Compensation cost was recognized over the calendar year 2012.

On November 16, 2011, the Company granted an employee options to purchase 25,000 shares of the Company’s common stock at an exercise price of $1.60 per share.  Using the Black-Scholes option pricing model, management has determined that the options granted in November 2011 had a fair value per share of $0.96 resulting in total compensation of $24,000.  Compensation cost will be recognized over the requisite service period.

On October 24, 2011, the Company granted 1,300,000 options to an employee at an exercise price of $1.98 per share.  Using the Black-Scholes option pricing model, management has determined that the options granted in October 2011 had a fair value per share of $1.15 resulting in total compensation of $1,496,563.  Compensation cost will be recognized over the requisite service period.

On September 28, 2011, the Company granted 25,000 options to a member of the board of directors at an exercise price of $2.85 per share.  On September 20, 2011, the Company granted 25,000 options to a member of the board of directors at an exercise price of $2.95 per share.  Using the Black-Scholes option pricing model, management has determined that the options granted in September 2011 had a weighted average fair value per share of $1.58 resulting in total compensation of $78,750.  The stock options were fully vested when granted and therefore the full compensation cost was recognized at grant date.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(15)        Stock-based compensation (continued)
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended December 31, 2012 and 2011:

	2012	2011
Weighted average expected life in years	5.2	5.8
Weighted average risk free interest rate	0.81%	1.32%
Weighted average volatility	97.83%	65.00%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

Since there is a limited trading history for our common stock, the expected volatility is based on historical data from companies similar in size and value to us. The expected dividend yield is based on our historical dividend experience, however, since our inception, we have not declared dividends. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest. The expected life of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted.

For the years ended December 31, 2012 and 2011, the Company recognized $1,391,316 and $1,118,813, respectively, as compensation cost related to options granted.  The remaining $87,184 of compensation cost will be recognized over the next three years as follows:

Years ending December 31,	Unrecognized Compensation Cost

2013	$78,260
2014	7,542
2015	1,382
Total	$87,184

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(15)         Stock-based compensation (continued)

A summary of option activity as of December 31, 2012 and 2011, and the changes during the years ended December 31, 2012 and 2011, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2010	2,992,796	$3.20
Granted	1,375,000	$2.00
Exercised	-	$-
Forfeited or expired	(2,250)	$3.14
Outstanding as of December 31, 2011	4,365,546	$2.82
Granted	1,150,000	$0.23
Exercised	-	$-
Forfeited or expired	(286,216)	$2.85
Outstanding as of December 31, 2012	5,229,330	$2.25

Exercisable	4,720,580	$2.42

The weighted average remaining contractual term for outstanding exercisable stock options is 6.6 years as of December 31, 2012 and 6.3 years as of December 31, 2011.

A summary of the Company’s nonvested options as of December 31, 2012 and 2011, and changes during the years ended December 31, 2012 and 2011, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2010	883,993	$4.69
Granted	1,375,000	$2.01
Vested	(943,084)	$3.85
Forfeited or expired	(1,187)	$3.62
Outstanding as of December 31, 2011	1,314,722	$2.48
Granted	1,150,000	$0.23
Vested	(1,901,722)	$1.52
Forfeited or expired	(54,250)	$3.41
Outstanding as of December 31, 2012	508,750	$0.66

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012 and 2011

(16)         Segment and geographic information

The Company has one line of business with revenues being generated from sales in Europe and Asia and all significant expenses being generated in the United States.  All significant assets are located in the United States.

(17)         Subsequent events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

Senior Secured Notes
The Company has been working with select accredited investors to raise capital through the issuance of Senior Secured Notes as discussed in Note (7).  Through December 31, 2012, the Company had received subscriptions payable for Senior Secured Notes in the aggregate principal amount of $430,000 and had accrued interest expense of $8,516. Up to $2,000,000 aggregate principal amount of Senior Secured Notes are being offered by the Company.

Subsequent to year-end, the Company received an additional $1,570,000 in subscriptions for the Senior Secured Notes.  The Company completed the offering on March 8, 2013 and issued such notes.  Kevin A. Richardson, II, chairman of the board of directors of the Company, purchased $60,000 of the Senior Secured Notes.

Subscription Agreement
As discussed in Note (13), on November 27, 2012, the Company entered into a Subscription Agreement whereby the Subscriber has agreed to purchase from the Company, and the Company agreed to sell and issue, a total of 4,000,000 shares of the Company’s unregistered common stock at a purchase price equal to $0.25 per share, for an aggregate sales price of $1,000,000.  As of December 31, 2012, the Subscriber had paid the Company $25,000 and was issued 100,000 unregistered shares of common stock of the Company.  The Company will record the additional $975,000 and issue the corresponding 3,900,000 shares of common stock in the periods in which the Purchase Price is received.

Subsequent to December 31, 2012, the Subscriber has paid the Company an additional $75,000 and was issued an additional 300,000 shares of unregistered common stock of the Company which was recorded in the first quarter of 2013.

2013 Additional Capital Raise and Consulting Agreements
The continuation of the Company’s business is dependent upon raising additional capital. Management’s plans are to obtain additional capital in 2013 through the issuance of common stock or other equities. The Company has engaged financial advisors to identify the opportunities for a capital raise to fund the Company's dermaPACE clinical work and provide working capital. The Company has issued to a consultant, 2,000,000 warrants to purchase the Company’s common stock at $0.35 per share.  The four year warrants vest 300,000 on the date of grant and 1,700,000 upon the completion of a $5,000,000, or greater, capital raise.

In February 2013, the Company entered into a consulting agreement with a consultant to assist the Company with its strategy for raising additional capital for which a portion of the fee for the services performed is common stock and warrants. The Company issued 100,000 shares of common stock under this agreement in February 2013. In addition, the Company will issue to the consultant 1,000,000 warrants to purchase common stock at an exercise price of $0.35 per share with a term of five years upon consummation by the Company of an qualified offering (as defined in the consulting agreement) resulting in gross proceeds to the Company of no less than $4,000,000.

In February 2013, the Company entered into two consulting agreements for which a portion of the fee for the services performed is paid with common stock. The Company has issued 173,000 shares of common stock under these agreements through March 22, 2013.

Employment Agreement with new Chief Executive Officer
  Subsequent to December 31, 2012, Joseph Chiarelli joined the Company to serve as the Chief Executive Officer and a director of the Company commencing on February 25, 2013 with a two year term thereafter extendable for one year periods.  Mr. Chiarelli is entitled to an annual base salary of $200,000 for the first year and $225,000 thereafter, with a performance and compensation review not less often than annually, at which time compensation may be adjusted as determined by the board of directors.

In the event of the satisfaction of the following milestones, the Company shall award and pay to Mr. Chiarelli a cash bonus as follows: (i) $35,000 for the Company completing a financing resulting in gross proceeds to the Company of no less than $5,000,000 at a price per share of not less than $0.35; (ii) $25,000 when the final patient is enrolled in the Company’s dermaPACE Phase III clinical trial; (iii) $25,000 upon receipt by the Company of FDA approval for the use of dermaPACE; and (iv) $25,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1,000,000 and the Company has received payments of at least $250,000.  In addition, with respect to each full fiscal year, Mr. Chiarelli is eligible to earn an annual bonus award as determined by the board of directors based on the achievement of certain performance goals established by the board of directors. Mr. Chiarelli is also entitled to participate in the Company’s employee benefit plans (other than annual bonus and incentive plans).  The employment agreement contains an agreement not to compete, which covers the term of employment and two years thereafter, and a confidentiality provision, which is indefinite.

Upon the execution of his employment agreement, Mr. Chiarelli was granted options to purchase 2,250,000 shares of the Company’s common stock at an exercise price of $0.35 per share.  The options vest and become exercisable in five installments as follows: (i) 375,000 vested at grant; (ii) 375,000 vest upon the Company completing a financing resulting in gross proceeds to the Company of no less than $5,000,000 at a price per share of not less than $0.35; (iii) 375,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1,000,000 and the Company has received payments of at least $250,000; (iv) 375,000 vest upon receipt by the Company of FDA approval for the use of dermaPACE; and (v) 750,000 vest in the event the Company achieves the milestones (i), (ii), (iii) and (iv) above during the initial two year term and the term is not extended by the Company.

Stock Incentive Plan
Subsequent to December 31, 2012, the Company amended the Stock Incentive Plan to increase the shares of common stock reserved for grant pursuant to the Stock Incentive Plan to 8,500,000.  In addition, on February 21, 2013, the Company, by mutual agreement with the active employees and directors of the Company, cancelled options granted to the active employees in the year ended December 31, 2011 and prior which totaled 1,113,644 shares of common stock at an average exercise price of $2.92.   In exchange for these options, the active employees and directors received new options to purchase 2,243,644 shares of common stock at an exercise price of $0.35 per share.  The Company will record the effect of this transaction in the first quarter of 2013.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of September 25, 2009, by and between Rub Music Enterprises, Inc., RME Delaware Merger Sub, Inc. and SANUWAVE, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.2	Form of Class B Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.3	Form of Class D Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

4.4	Form of Class E Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

4.5	Form of 18% Senior Secured Convertible Promissory Note issued by SANUWAVE Health, Inc. to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

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

10.9	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).

10.10
Form of Securities Purchase Agreement, by and between the Company and the accredited investors a party thereto, dated April 4, 2011 (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

10.11	Form of Registration Rights Agreement, by and between the Company and the holders a party thereto, dated April 4, 2011 (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

10.12	Agreement between Prides Capital Fund I, LP and SANUWAVE Health, Inc., dated April 4, 2011 (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

10.13	Agreement between NightWatch Capital Partners II, LP and SANUWAVE Health, Inc., dated April 4, 2011 (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

10.14
Severance and Advisory Agreement, dated November 6, 2012, by and between SANUWAVE Health, Inc. and Christopher M. Cashman. (Management compensation plan or arrangement) (Incorporated by reference to Form 8-K filed with the SEC on November 13, 2012).

10.15	Subscription Agreement, dated November 27, 2012, by and between SANUWAVE Health, Inc. and David N. Nemelka (Incorporated by reference to Form 8-K filed with the SEC on December 3, 2012).

10.16
Employment Agreement, dated February 21, 2013, by and between SANUWAVE Health, Inc. and Joseph Chiarelli (Management compensation plan or arrangement) (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

14.1*	Code of Business Conduct and Ethics of SANUWAVE Health, Inc.

21.1*	List of subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*   Filed herewith
** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act and otherwise is not subject to liability under these sections.