Form 10-Q
period 2013-06-30
SANUWAVE Health, Inc.
filed 2013-08-14
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of August 12, 2013, there were issued and outstanding 36,288,221 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Table of Contents

  Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3

Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 6.	Exhibits	29

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,700	$70,325
Accounts receivable - trade, net of allowance for doubtful accounts of $45,854 in 2013 and $44,124 in 2012	76,701	87,826
Inventory	255,154	292,665
Prepaid expenses	109,599	128,495
TOTAL CURRENT ASSETS	512,154	579,311

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	22,860	32,842

OTHER ASSETS	11,248	11,358

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 5)	1,073,647	1,227,025
TOTAL ASSETS	$1,619,909	$1,850,536

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$660,501	$555,898
Accrued expenses (Note 6)	709,116	721,916
Accrued employee compensation	400,974	534,659
Promissory notes (Note 7)	305,688	-
Derivative liability (Note 8)	3,409,000	-
Senior secured convertible promissory notes (Note 8)	1,765,846	-
Subscriptions payable for senior secured convertible promissory notes (Note 8)	-	438,516
Interest payable, related parties (Note 9)	80,968	81,864
Capital lease payable, current portion (Note 13)	5,121	4,933
Liabilities related to discontinued operations	655,061	655,061
TOTAL CURRENT LIABILITIES	7,992,275	2,992,847

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 9)	5,372,743	5,372,743
Capital lease payable, non-current portion (Note 13)	1,343	3,951
TOTAL NON-CURRENT LIABILITIES	5,374,086	5,376,694
TOTAL LIABILITIES	13,366,361	8,369,541

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares authorized; 21,907,870 and 21,007,536 issued and outstanding in 2013 and 2012, respectively	21,908	21,008

ADDITIONAL PAID-IN CAPITAL	65,320,485	64,357,193

ACCUMULATED OTHER COMPREHENSIVE INCOME	9,141	13,116

ACCUMULATED DEFICIT	(77,097,986)	(70,910,322)
TOTAL STOCKHOLDERS' DEFICIT	(11,746,452)	(6,519,005)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,619,909	$1,850,536

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

REVENUE	$160,617	$210,357	$361,851	$448,897

COST OF REVENUE	23,783	82,161	79,594	153,933

GROSS PROFIT	136,834	128,196	282,257	294,964

OPERATING EXPENSES
Research and development	624,533	347,644	969,218	951,441
General and administrative	1,157,119	1,036,728	2,009,040	2,274,268
Depreciation	4,991	5,130	9,982	10,340
Amortization	76,689	76,689	153,378	153,378
TOTAL OPERATING EXPENSES	1,863,332	1,466,191	3,141,618	3,389,427

OPERATING LOSS	(1,726,498)	(1,337,995)	(2,859,361)	(3,094,463)

OTHER INCOME (EXPENSE)
Gain (loss) on embedded conversion feature of Senior Secured Notes (Note 8)	2,328,000	-	(1,409,000)	-
Interest expense, net	(1,416,140)	(80,446)	(1,925,030)	(159,302)
Gain on sale of fixed assets	-	-	7,500	-
Loss on foreign currency exchange	(3,693)	(6,185)	(1,773)	(6,176)

TOTAL OTHER INCOME (EXPENSE)	908,167	(86,631)	(3,328,303)	(165,478)

LOSS BEFORE INCOME TAXES	(818,331)	(1,424,626)	(6,187,664)	(3,259,941)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(818,331)	(1,424,626)	(6,187,664)	(3,259,941)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	2,950	(5,962)	(3,975)	(1,034)
TOTAL COMPREHENSIVE LOSS	$(815,381)	$(1,430,588)	$(6,191,639)	$(3,260,975)

LOSS PER SHARE:
Net loss - basic	$(0.04)	$(0.07)	$(0.29)	$(0.16)
Net loss - diluted	$(0.04)	$(0.07)	$(0.29)	$(0.16)

Weighted average shares outstanding - basic	21,757,310	20,907,536	21,517,719	20,907,536
Weighted average shares outstanding - diluted	21,757,310	20,907,536	21,517,719	20,907,536

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,187,664)	$(3,259,941)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	153,378	153,378
Depreciation	9,982	10,340
Change in allowance for doubtful accounts	1,730	(34,534)
Stock-based compensation - employees, directors and advisors	507,395	502,046
Stock issued for consulting services	343,880	-
Loss on embedded conversion feature of Senior Secured Notes	1,409,000	-
Accretion of interest on Senior Secured Notes	1,757,330	-
Gain on sale of property and equipment	(7,500)	-
Changes in assets - (increase)/decrease
Accounts receivable - trade	9,395	57,554
Inventory	37,511	80,305
Prepaid expenses	18,896	(41,440)
Due from Pulse Veterinary Technologies, LLC	-	27,837
Other	110	52
Changes in liabilities - increase/(decrease)
Accounts payable	104,603	(306,763)
Accrued employee compensation	(133,685)	319,521
Accrued expenses	(12,800)	(11,743)
Promissory notes - accrued interest	5,688	-
Interest payable, related parties	(896)	(896)
NET CASH USED BY OPERATING ACTIVITIES	(1,983,647)	(2,504,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	7,500	-
Purchase of property and equipment	-	(945)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,500	(945)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscriptions payable for Senior Secured Notes	1,570,000	-
Proceeds from promissory notes	300,000	-
Proceeds from sale of capital stock - subscription agreement with related party	75,000	-
Proceeds from employee stock option exercise	37,917	-
Payments of principal on capital lease	(2,420)	(2,245)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	1,980,497	(2,245)

EFFECT OF EXCHANGE RATES ON CASH	(3,975)	(1,034)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	375	(2,508,508)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,325	3,909,383
CASH AND CASH EQUIVALENTS, END OF PERIOD	$70,700	$1,400,875

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$161,936	$161,936
Cash paid for capital lease interest	$297	$472

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1.            Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is a shockwave technology company using a patented system of noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to solicit a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the demaPACE® device, which is in a supplemental Phase III clinical study for treating diabetic foot ulcers with possible FDA approval in 2015 subject to submission of satisfactory clinical study results.

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

2.            Going concern

As of June 30, 2013, the Company had cash and cash equivalents of $70,700 and negative working capital of $7,480,121 (which included a $3,409,000 non-cash derivative liability for the embedded conversion feature of the senior secured notes). For the six months ended June 30, 2013 and 2012, the net cash used by operating activities was $1,983,647 and $2,504,284, respectively. The Company incurred a net loss of $6,187,664 for the six months ended June 30, 2013 and a net loss of $6,401,494 for the year ended December 31, 2012. Since inception, the Company has experienced recurring losses from operations and had an accumulated deficit of $77,097,986 at June 30, 2013. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

Subsequent to quarter end, on July 25, 2013, the Company consummated a public offering (the “Public Offering”) of an aggregate of 3,006,818 Units, with each Unit consisting of one share of Company common stock and a warrant to purchase one-half of a share of common stock, resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per Unit was $0.55 resulting in gross proceeds of $1.65 million. The Company received net proceeds, after payment of the placement agent’s fees, of approximately $1.5 million. The Units separated immediately and the common stock and warrants were issued separately. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.

The continuation of the Company’s business is dependent upon raising additional capital in 2013. Management’s plans are to obtain additional capital in the third and fourth quarter of 2013 through the issuance of common stock and/or other debt or equity securities and the Company has engaged financial advisors to assist with this process. The Company’s cash and cash equivalents at June 30, 2013, combined with the proceeds from the Public Offering in July 2013, and/or amounts received on the Company’s subscription agreement with an affiliated shareholder (see Note 13) is expected to support the Company’s operations into the fourth quarter of 2013. Management expects the Company’s monthly use of cash in the second half of 2013 will be approximately $575,000 to $625,000 as the Company devotes substantial resources to the patient enrollment phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers. The Company estimates the direct cost of the dermaPACE clinical trial will be approximately $3,800,000 through 2014.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

3.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013.

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

Fair Value Measurements

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable - trade, accounts payable, accrued expenses and promissory notes approximate fair value due to the short-term nature of these instruments.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

3.             Summary of Significant Accounting Policies (continued)

The following table sets forth a summary of changes in the fair value of the derivative liability for the three and six months ended June 30, 2013:

Embedded Conversion Feature of Senior Secured Notes
Balance at December 31, 2012	$-
New issuances	4,908,000
Change in fair value	829,000
Balance at March 31, 2013	5,737,000
Change in fair value	(2,328,000)
Balance at June 30, 2013	$3,409,000

The Company accounts for derivative instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. ASC 815 requires that the Company recognize all derivatives on the balance sheet at fair value. On March 8, 2013, the Company completed an offering and issued Senior Secured Notes that contain an embedded conversion feature which is accounted for as a derivative liability. In recording this derivative liability, $2,000,000 was recorded as a debt discount and the remaining value, along with the gains (losses) resulting from the changes in the fair value of the derivative instruments, are recorded in the “gain (loss) on embedded conversion feature of Senior Secured Notes” in the accompanying condensed consolidated statements of comprehensive loss. The fair value of the embedded conversion feature is determined based on a lattice solution, binomial approach pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and risk-free interest rate.

The Company’s notes payable, related parties, consist of $5,372,743 of principal at June 30, 2013 and December 31, 2012. Interest accrues on the notes at a rate of 6% per annum. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties, was $4,697,679 and $4,545,620 at June 30, 2013 and December 31, 2012, respectively.

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

June 30, 2013

3.             Summary of Significant Accounting Policies (continued)

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

4.            Property and equipment

Property and equipment consists of the following:

	June 30, 2013	December 31, 2012

Machines and equipment	$233,793	$233,793
Office and computer equipment	179,349	179,349
Software	41,872	41,872
Furniture and fixtures	25,679	25,679
Vehicles	-	22,531
Other assets	2,446	2,446
Total	483,139	505,670
Accumulated depreciation	(460,279)	(472,828)
Net property and equipment	$22,860	$32,842

The aggregate depreciation related to property and equipment charged to operations was $4,991 and $5,130 for the three months ended June 30, 2013 and 2012, respectively, and $9,982 and $10,340 for the six months ended June 30, 2013 and 2012, respectively.

5.            Intangible assets

Intangible assets consist of the following:

	June 30, 2013	December 31, 2012

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,428,488)	(2,275,110)
Net intangible assets	$1,073,647	$1,227,025

The aggregate amortization charged to operations was $76,689 and $76,689 for the three months ended June 30, 2013 and 2012, respectively, and $153,378 and $153,378 for the six months ended June 30, 2013 and 2012, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

6.            Accrued expenses

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012

Accrued executive severance	$400,000	$542,269
Accrued legal professional fees	79,003	23,519
Accrued audit and tax preparation	51,800	102,600
Accrued consulting fees	48,910	-
Accrued clinical expenses	43,730	-
Accrued other	85,673	53,528
	$709,116	$721,916

7.            Promissory notes

The Company issued short-term, unsecured promissory notes, in the aggregate principal amount of $300,000, between May 14, 2013 and June 6, 2013, to certain existing shareholders. The promissory notes accrue interest at a rate of 18% per annum and together with all accrued and unpaid interest, are due and payable 179 days from their individual issuance date. In the event that the promissory notes are not paid in full within three business days of their respective maturity dates, then, from and after such maturity date and until payment in full, interest will accrue on the outstanding principal balance at the rate of 25% per annum.

David N. Nemelka, the brother of John F. Nemelka, who is a member of the Company’s board of directors, purchased promissory notes in the offering in the principal amount of $100,000.

Subsequent to quarter end, on August 1, 2013, at the request of the promissory note holders, the Company repaid the notes in full.

8.            18% Senior secured convertible promissory notes

During the period from November 2012 through March 8, 2013, the Company entered subscriptions payable for 18% senior secured convertible promissory notes (the “Senior Secured Notes”) from select accredited investors. The Company completed the offering and issued an aggregate $2,000,000 in Senior Secured Notes on March 8, 2013. As of June 30, 2013, the Company had outstanding $2,000,000 in Senior Secured Notes and had $156,520 in accrued interest expense. As of December 31, 2012, the Company had received subscriptions payable for Senior Secured Notes in the aggregate principal amount of $430,000 and had accrued interest expense of $8,516. Kevin A. Richardson, II, chairman of the board of directors of the Company, purchased $60,000 of the Senior Secured Notes.

The Senior Secured Notes have a six month term from the subscription date and the note holders can convert into Company common stock at anytime during the term at a conversion price of $0.20 per share - the market price at the time the subscription agreement was written. Upon the consummation of a qualified financing and/or technology license, as defined in the Senior Secured Note agreements, as amended, of $4,000,000 or more by the Company, the principal and interest on the Senior Secured Notes will automatically convert into Company common stock equal to the lower of (i) the Company common stock issued in the qualified financing and/or technology license, reduced by a discount of 20%, and (ii) $0.20 per share - the market price at the time the subscription agreement was written. The note holders (the “Holders”) will also receive, if any are issued, warrants or any other securities issued in a qualified financing and/or technology license on similar terms to the qualified financing and/or technology license. The Senior Secured Notes are secured by the tangible and intangible assets of the Company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

8.            18% Senior secured convertible promissory notes (continued)

The conversion feature embedded in the Senior Secured Notes is accounted for as a derivative liability, and resulted in the creation at issuance of a discount to the carrying amount of the debt in the amount of $2,000,000, which is being amortized as additional interest expense using the straight-line method over the term of the Senior Secured Notes (the Company determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The embedded conversion feature is recorded at fair value and is marked to market at each period, with the resulting change in fair value being recorded in the “gain (loss) on embedded conversion feature of Senior Secured Notes” in the accompanying condensed consolidated statements of comprehensive loss. The derivative liability for the embedded conversion feature of the Senior Secured Notes, at fair value, was $3,409,000 at June 30, 2013.

Accrued interest expense on the Senior Secured Notes, including amortization of the debt discount, totaled $1,328,863 for the three months ended June 30, 2013 and $1,757,330 for the six months ended June 30, 2013.

Subsequent to quarter end, on July 31, 2013, all of the Holders of the Senior Secured Notes voluntarily converted all of the outstanding principal and interest of the Senior Secured Notes into Company common stock. The aggregate outstanding amount of principal and interest on the Senior Secured Notes at July 31, 2013 of $2,186,906 was converted into 10,934,533 shares of restricted Company common stock at the conversion price of $0.20 per share - the market price at the time the subscription agreement was written - pursuant to the Senior Secured Note agreements. In return for the Holders’ voluntarily converting the outstanding Senior Secured Notes on or before July 31, 2013, the Company agreed to issue to the Holders warrants to purchase an aggregate total of 1,988,095 shares of Company common stock. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.  Kevin A. Richardson, II, chairman of the board of directors of the Company, converted an aggregate balance of $64,500 of the Senior Secured Notes and received 322,500 shares of Company common stock and 58,635 warrants in the foregoing transaction. The Company is currently evaluating the accounting treatment for this transaction to be recorded in the third quarter of 2013.

9.            Notes payable, related parties

The notes payable, related parties consist of the following:

	June 30, 2013	December 31, 2012
Notes payable, unsecured, payable to HealthTronics, Inc., a shareholder of the Company	$5,372,743	$5,372,743
Less current portion	-	-
Non-current portion	$5,372,743	$5,372,743

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $80,968 and $81,864 at June 30, 2013 and December 31, 2012, respectively.

Interest expense on notes payable to related parties totaled $80,968 and $80,968 for the three months ended June 30, 2013 and 2012, respectively, and $161,039 and $161,039 for the six months ended June 30, 2013 and 2012, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

10.           Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At June 30, 2013, the Company had federal net operating loss (“NOL”) carryforwards of $54,017,215 for tax years through the year ended December 31, 2012, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at June 30, 2013 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2013. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

On February 25, 2013, the Company issued to a consultant 2,000,000 warrants to purchase the Company’s common stock at $0.35 per share. The five year warrants vest 300,000 on the date of grant and 1,700,000 upon the completion of a $5,000,000, or greater, capital raise on or prior to June 8, 2013 (see Note 12). A capital raise was not completed for the requisite amount and the 1,700,000 warrants expired by their terms on June 8, 2013.

In February 2013, the Company entered into a consulting agreement with a consultant to assist the Company with its strategy for raising additional capital for which a portion of the fee for the services performed is common stock and warrants. The Company issued 100,000 shares of common stock under this agreement in February 2013. The fair value of the common stock of $35,000, based upon the closing market price of the Company’s common stock at the date the common stock was issued, was recorded as consulting expense for the three months ended March 31, 2013. In addition, the Company committed to issue to the consultant 1,000,000 warrants to purchase common stock at an exercise price of $0.35 per share with a term of five years upon consummation by the Company of an qualified offering (as defined in the consulting agreement) resulting in gross proceeds to the Company of no less than $4,000,000 (see Note 12). This agreement expired on July 29, 2013 and no warrants were earned or issued pursuant to the terms of the agreement.

In February 2013, the Company entered into two consulting agreements for which a portion of the fee for the services performed is paid with common stock. The Company issued 146,000 and 392,000 shares of common stock under these agreements for the three and six months ended June 30, 2013, respectively. The fair value of the common stock of $157,680 and $294,880, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as consulting expense for the three and six months ended June 30, 2013, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

11.           Equity transactions (continued)

Subsequent to quarter end, on July 25, 2013, the Company consummated a public offering (as previously defined, the “Public Offering”) of an aggregate of 3,006,818 Units, with each Unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock, resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per Unit was $0.55 resulting in gross proceeds of $1.65 million. The Company received net proceeds, after payment of the placement agent’s fees, of approximately $1.5 million. The Units separated immediately and the common stock and warrants were issued separately. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.

12.           Warrants

A summary of the warrant activity as of June 30, 2013 and December 31, 2012, and the changes during the three and six months ended June 30, 2013, is presented as follows:

	Class A Warrants	Class B Warrants	Class D Warrants	Class E Warrants	Class F Warrants
Outstanding as of December 31, 2012	1,106,627	1,106,627	1,950,167	3,576,737	-
Issued	-	-	-	-	2,000,000
Exercised	-	-	-	-	-
Expired	-	-	(1,950,167)	-	-
Outstanding as of March 31, 2013	1,106,627	1,106,627	-	3,576,737	2,000,000
Issued	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	(1,700,000)
Outstanding as of June 30, 2013	1,106,627	1,106,627	-	3,576,737	300,000

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

As discussed in Note 11 above, on February 25, 2013, the Company issued 2,000,000 warrants to a consultant  to purchase the Company’s common stock at $0.35 per share. The five year warrants vest 300,000 on the date of grant and 1,700,000 upon the completion of a $5,000,000, or greater, capital raise on or prior to June 8, 2013. A capital raise was not completed for the requisite amount and the 1,700,000 warrants expired by their terms. The Company recorded the underlying cost of the 300,000 warrants as a cost of the Public Offering.

As discussed in Note 11 above, in February 2013, the Company entered into a consulting agreement with a consultant to assist the Company with its strategy for raising additional capital for which a portion of the fee for the services performed is common stock and warrants. The Company committed to issue to the consultant 1,000,000 warrants to purchase common stock at an exercise price of $0.35 per share with a term of five years upon consummation by the Company of an qualified offering (as defined in the consulting agreement) resulting in gross proceeds to the Company of no less than $4,000,000. This agreement expired on July 29, 2013 and no warrants were earned or issued pursuant to the terms of the agreement.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

As of June 30, 2013, the Subscriber had paid the Company $100,000 and was issued 400,000 shares of unregistered common stock of the Company. The Company will record the additional $900,000 and issue the corresponding 3,600,000 shares of common stock in the periods in which the Purchase Price is received.

Operating Leases

Rent expense for the three months ended June 30, 2013 and 2012, was $26,503 and $83,452, respectively, and $53,976 and $170,250 for the six months ended June 30, 2013 and 2012, respectively.

Capital Leases

The Company leases certain office equipment under an agreement classified as a capital lease. The leased assets serve as security for the lease. The accumulated depreciation of such equipment at June 30, 2013 and December 31, 2012 totaled $8,893 and $6,468, respectively. The net book value of such equipment at June 30, 2013 and December 31, 2012 totaled $5,659 and $8,085, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

14.           401(k) plan

The Company sponsors a 401(k) plan that covers all employees who meet the eligibility requirements. The Company amended the 401(k) plan to make the Company matching contribution discretionary and discontinued the Company match effective February 1, 2012. The Company did not contribute to the plan for the three months ended June 30, 2013 and 2012, respectively. The Company contributed $0 and $9,664 to the plan for the six months ended June 30, 2013 and 2012, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

On February 21, 2013, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.35 per share in place of an annual cash consulting fee for calendar year 2013. Using the Black-Scholes option pricing model, management has determined that the options at March 31, 2013 had a fair value per share of $0.25 resulting in total compensation of $25,000. Using the Black-Scholes option pricing model, management has determined that the options at June 30, 2013 had a fair value per share of $0.63 resulting in additional compensation expense of $39,000 for the period April 1, 2013 through December 31, 2013. Compensation cost will be recognized over the calendar year 2013.

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

June 30, 2013

15.           Stock-based compensation (continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the three months ended March 31, 2013 and 2012:

	2013	2012
Weighted average expected life in years	4.3	5.2
Weighted average risk free interest rate	0.73%	0.95%
Weighted average volatility	149.9%	75.0%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $189,795 and $239,870 for the three months ended June 30, 2013 and 2012, respectively and $507,395 and $502,046 for the six months ended June 30, 2013 and 2012, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

15.           Stock-based compensation (continued)

A summary of option activity as of June 30, 2013 and December 31, 2012, and the changes during the three and six months ended June 30, 2013, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2012	5,229,330	$2.25
Granted	4,593,644	$0.35
Exercised	-	$-
Cancelled	(1,113,644)	$2.92
Forfeited or expired	(105,000)	$2.93
Outstanding as of March 31, 2013	8,604,330	$1.14
Granted	-	$-
Exercised	(108,334)	$0.35
Cancelled	-	$-
Forfeited or expired	(241,666)	$(0.34)
Outstanding as of June 30, 2013	8,254,330	$1.17

Exercisable	4,750,238	$1.79

The weighted average remaining contractual term for outstanding and exercisable stock options was 7.3 years as of June 30, 2013, and 6.6 years as of December 31, 2012.

A summary of the Company’s nonvested options as of June 30, 2013 and December 31, 2012, and changes during the three and six months ended June 30, 2013, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2012	508,750	$0.66
Granted	4,593,644	$0.35
Vested	(1,180,386)	$0.41
Cancelled	(43,750)	$2.87
Forfeited or expired	(7,500)	$5.25
Outstanding as of March 31, 2013	3,870,758	$0.33
Granted	-	$-
Vested	(125,000)	$0.24
Cancelled	-	$-
Forfeited or expired	(241,666)	$0.34
Outstanding as of June 30, 2013	3,504,092	$0.34

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

16.           Changes in other comprehensive loss

The amounts recognized in other comprehensive loss for the three and six months ended June 30, 2013 were as follows:

	Currency Translations	Total

Balance, at December 31, 2012	$13,116	$13,116
Other comprehensive loss before reclassifications	(6,925)	(6,925)
Amounts reclassified from AOCI	-	-
Net change in other comprehensive loss	(6,925)	(6,925)
Balance, at March 31, 2013	6,191	6,191
Other comprehensive income	2,950	2,950
Balance, at June 30, 2013	$9,141	$9,141

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

As a result of the net loss for the three and six months ended June 30, 2013 and 2012, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 26,826,924 shares and 14,339,481 shares at June 30, 2013 and 2012, respectively.

17.           Subsequent Events

2013 Public Offering

Subsequent to quarter end, on July 25, 2013, the Company consummated a public offering (as previously defined, the “Public Offering”) of an aggregate of 3,006,818 Units, with each Unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock, resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per Unit was $0.55 resulting in gross proceeds of $1.65 million. The Company received net proceeds, after payment of the placement agent’s fees, of approximately $1.5 million. The Units separated immediately and the common stock and warrants were issued separately. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance (see Note 11).

Senior Secured Note conversion

Subsequent to quarter end, on July 31, 2013, all of the Holders of the Senior Secured Notes voluntarily converted all of the outstanding principal and interest of the Senior Secured Notes into Company common stock. The aggregate outstanding amount of principal and interest on the Senior Secured Notes at July 31, 2013 of $2,186,906 was converted into 10,934,533 shares of restricted Company common stock at the conversion price of $0.20 per share - the market price at the time the subscription agreement was written - pursuant to the Senior Secured Note agreements. In return for the Holders’ voluntarily converting the outstanding Senior Secured Notes on or before July 31, 2013, the Company agreed to issue to the Holders warrants to purchase an aggregate total of 1,988,095 shares of Company common stock. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance (see Note 8).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

17.           Subsequent Events (Continued)

Promissory note repayment

Subsequent to quarter end, on August 1, 2013, at the request of the promissory note holders, the Company repaid the outstanding notes at June 30, 2013 in full totaling $310,381 in outstanding principal and interest (see Note 7).

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

Overview

We are a shockwave technology company using our patented noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to solicit a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE device, which is in a supplemental Phase III clinical study for treating diabetic foot ulcers with possible FDA approval in 2015 subject to submission of satisfactory clinical study results.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. Our Pulsed Acoustic Cellular Expression (PACE) technology is being applied in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. We generate our revenue from sales of the CE Mark devices and accessories in Europe, Canada and Asia/Pacific. We currently are not marketing any commercial products in the United States.

In addition, we believe there are significant license/partnership opportunities for our shockwave technology in non-medical uses, including energy, water, food and industrial markets, and we believe we have a broad intellectual property portfolio and broad know-how.

We are focused on utilizing our Pulsed Acoustic Cellular Expression (PACE) technology to activate healing in:

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

In addition to healthcare uses, our patented high-energy, acoustic pressure shockwaves, due to their powerful pressure gradients and localized cavitational effects, may have applications in secondary and tertiary oil exploitation, for cleaning industrial waters and food liquids and finally for maintenance of industrial installations by disrupting biofilms formation. We are seeking to exploit such potential uses through licensing and/or partnership opportunities.

Recent Developments

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013. Thirty patients were enrolled in the clinical trial as of August 12, 2013.

The double-blind, multi-center, randomized, sham-controlled, parallel group clinical trial plan incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the pivotal trial (discussed below).  Similar to the pivotal trial, four dermaPACE procedures are administered during the first two weeks following subject enrollment. In addition, in the current trial up to four additional dermaPACE procedures are delivered bi-weekly, between weeks 4 and 10, which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE over that observed in the first clinical trial.

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

The supplemental clinical study also incorporates an independent group of medical professionals who will independently adjudicate wound closure of individual patients and correspond with the respective principal investigator if their decisions contradict the decisions made by the principal investigator to make a final determination on the state of closure of the wound.

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

●

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

●

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

Financial Overview

Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales. At June 30, 2013, our balance of cash and cash equivalents totaled $70,700 and we had a net working capital deficit of $7,480,121 (which included a $3,409,000 non-cash derivative liability for the embedded conversion feature of the senior secured notes).

Subsequent to quarter end, on July 25, 2013, we consummated a Public Offering of an aggregate of 3,006,818 Units, with each Unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock, resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per Unit was $0.55 resulting in gross proceeds of $1.65 million. We received net proceeds, after payment of the placement agent’s fees, of approximately $1.5 million. The Units separated immediately and the common stock and warrants were issued separately. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.

The continuation of our business is dependent upon raising additional capital in 2013. Management’s plans are to obtain additional capital in the third and fourth quarter of 2013 through the issuance of common stock and/or other debt or equity securities and we have engaged financial advisors to assist with this process. Our cash and cash equivalents at June 30, 2013, combined with the proceeds from the Public Offering in July 2013, and/or amounts received on the subscription agreement with an affiliated shareholder are expected to support our operations into the fourth quarter of 2013. Management expects the monthly use of cash in the second half of 2013 will be approximately $575,000 to $625,000 as we devote substantial resources to the patient enrollment phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers. Management estimates the direct cost of the dermaPACE clinical trial will be approximately $3,800,000 through 2014.

We may raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of our assets (or some combination of the foregoing). If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us to continue as a going concern.

We will require additional capital in the fourth quarter of 2013 to continue as a going concern. There can be no assurance that we will be successful in raising such capital.

Since our inception, we have incurred losses from operations each year. As of June 30, 2013, we had an accumulated deficit of $77,097,986. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process.

We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to be generated from, any of our products, due to the numerous risks and uncertainties associated with developing products, including the uncertainty of:

●	the scope, rate of progress and cost of our clinical trials;
●	future clinical trial results;
●	the cost and timing of regulatory approvals;
●	the establishment of successful marketing, sales and distribution;
●	the cost and timing associated with establishing reimbursement for our products;
●	the effects of competing technologies and market developments; and
●	the industry demand and patient wellness behavior.

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

Results of Operations for the Three Months ended June 30, 2013 and 2012 (Unaudited)

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 2013 was $160,617, compared to $210,357 for the same period in 2012, a decrease of $49,740, or 24%. The decrease in revenue for 2013 is due to lower sales of orthoPACE devices in Europe for orthopedic, trauma and sports medicine indications due to the European economic downturn. This is partially offset by an increase in sales of applicators for 2013 as a result of more devices in use.

Cost of revenue for the three months ended June 30, 2013 was $23,783, compared to $82,161 for the same period in 2012. Gross profit as a percentage of revenue was 85% for the three months ended June 30, 2013, as compared to 61% for the same period in 2012. The increase in gross profit as a percentage of revenue in 2013 was due to increased sales of higher margin applicators in 2013, as compared to 2012, and no sales of lower margin demonstration devices for distributors in 2013, as compared to four demonstration devices sold in 2012.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 were $624,533, compared to $347,644 for the same period in 2012, an increase of $276,889, or 80%. Research and development expenses increased in 2013 due to costs associated with the start of the dermaPACE clinical trial in the second quarter of 2013 of $378,934 including the costs for our clinical research organization, the costs of the investigator meeting held in May 2013, the costs of non-capital software and equipment used by the 20 clinical trial sites and costs related to the patients enrolled during the quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $1,157,119, compared to $1,036,728 for the same period in 2012, an increase of $120,391, or 12%. The increase in general and administrative expenses is primarily due to costs for financial advisors and other consulting costs related to the 2013 capital raise, partially offset as a result of reduction in headcount and the consolidation of our operations into one office, effective November 2012.

Other Income (Expense)

Other income (expense) was $908,167 for the three months ended June 30, 2013 as compared to a net expense of $86,631 for the same period in 2012, an increase of $994,798. The increase in 2013 was due to a gain of $2,328,000 from the change in fair value of the embedded conversion feature of the Senior Secured Notes as of June 30, 2013, partially offset by $1,238,863 in non-cash amortization expense of the debt discount on the embedded conversion feature of the Senior Secured Notes.

Provision for Income Taxes

At June 30, 2013, we had federal net operating loss carryforwards of $54,017,215 for tax years through the year ended December 31, 2012 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes. We recorded a full valuation allowance as of June 30, 2013 and 2013, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Net Loss

Net loss for the three months ended June 30, 2013 was $818,331, or ($0.04) per basic and diluted share, compared to a net loss of $1,424,626, or ($0.07) per basic and diluted share, for the same period in 2012, a decrease in the net loss of $606,295, or 43%. The decrease in net loss was primarily due to the $2,328,000 change in fair value of the embedded conversion feature of the Senior Secured Notes during the second quarter of 2013 partially offset by the $1,238,863 in non-cash amortization expense of debt discount on the embedded conversion feature of the Senior Secured Notes.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers.

Results of Operations for the Six Months ended June 30, 2013 and 2012 (Unaudited)

Revenue and Cost of Revenue

Revenue for the six months ended June 30, 2013 was $361,851, compared to $448,897 for the same period in 2012, a decrease of $87,046, or 19%. The decrease in revenue for 2013 is due to lower sales of orthoPACE devices in Europe for orthopedic, trauma and sports medicine indications due to the European economic downturn. This is partially offset by an increase in sales of applicators for 2013 as a result of more devices in use.

Cost of revenue for the six months ended June 30, 2013 was $79,594, compared to $153,933 for the same period in 2012. Gross profit as a percentage of revenue was 78% for the six months ended June 30, 2013, as compared to 66% for the same period in 2012. The increase in gross profit as a percentage of revenue in 2013 was due to increased sales of higher margin applicators in 2013, as compared to 2012, and fewer sales of lower margin demonstration devices in 2013, as compared to 2012.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2013 were $969,218, compared to $951,441 for the same period in 2012, an increase of $17,777, or 2%. Research and development expenses in 2013 included $393,539 in costs associated with the start of the dermaPACE clinical trial in the second quarter of 2013 including the costs for our clinical research organization, the cost of the investigator meeting held in May 2013, non-capital cost of software and equipment used by the 20 clinical trial sites and costs related to the patients enrolled starting in June 2013. This was offset by savings in salary and related costs as a result of the headcount reductions made in November 2012.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 were $2,009,040, compared to $2,274,268 for the same period in 2012, a decrease of $265,228, or 12%. The decrease in general and administrative expenses is partially due to reduction in headcount and the consolidation of our operations into one office, effective November 2012. This is partially offset by costs for financial advisors and other consulting costs associated with the 2013 capital raise.

Other Income (Expense)

Other income (expense) was a net expense of $3,328,303 for the six months ended June 30, 2013 as compared to a net expense of $165,478 for the same period in 2012, an increase of $3,162,825. The increase in other expense for 2013 was due to the issuance of Senior Secured Notes on March 8, 2013 resulting in the recording of $1,409,000 in non-cash loss on the embedded conversion feature of the Senior Secured Notes and the interest expense, including amortization of debt discount, on the Senior Secured Notes of $1,667,330.

Provision for Income Taxes

At June 30, 2013, we had federal net operating loss carryforwards of $54,017,215 for tax years through the year ended December 31, 2012 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes. We recorded a full valuation allowance as of June 30, 2013 and 2012, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Net Loss

Net loss for the six months ended June 30, 2013 was $6,187,664, or ($0.29) per basic and diluted share, compared to a net loss of $3,259,941, or ($0.16) per basic and diluted share, for the same period in 2012, an increase in the net loss of $2,927,723, or 90%. The increase was due to the issuance of the Senior Secured Notes on March 8, 2013 resulting in the recording of $1,409,000 in non-cash loss on the embedded conversion feature of the Senior Secured Notes and the interest expense, including amortization of debt discount, on the Senior Secured Notes of $1,667,330.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers.

Liquidity and Capital Resources

The continuation of our business is dependent upon raising additional capital in 2013. Management’s plans are to obtain additional capital in the third and fourth quarter of 2013 through the issuance of common stock and/or other debt or equity securities and we have engaged financial advisors to assist with this process. Our cash and cash equivalents at June 30, 2013, combined with the proceeds from the Public Offering in July 2013, and/or amounts received on our subscription agreement with an affiliated shareholder are expected to support the Company’s operations into the fourth quarter of 2013. Management expects our monthly use of cash in the second half of 2013 will be approximately $575,000 to $625,000 as we devote substantial resources to the patient enrollment phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers. Management estimates the direct cost of the dermaPACE clinical trial will be approximately $3,800,000 through 2014.

As of June 30, 2013, we had cash and cash equivalents of $70,700 and negative working capital of $7,480,121 (which included $3,409,000 for a non-cash derivative liability for the embedded conversion feature of the Senior Secured Notes). For the six months ended June 30, 2013 and 2012, the net cash used by operating activities was $1,983,647 and $2,504,284, respectively. We incurred a net loss of $6,187,664 for the six months ended June 30, 2013 and a net loss of $6,401,494 for the year ended December 31, 2012.

Subsequent to quarter end, on July 25, 2013, we consummated a Public Offering of an aggregate of 3,006,818 Units, with each Unit consisting of one share of common stock and a warrant to purchase one-half of a share of common stock, resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per Unit was $0.55 resulting in gross proceeds of $1.65 million. We received net proceeds, after payment of the placement agent’s fees, of approximately $1.5 million. The Units separated immediately and the common stock and warrants were issued separately. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.

We may raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of our assets (or some combination of the foregoing). If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

For the six months ended June 30, 2013 and 2012, net cash used by operating activities was $1,983,647 and $2,504,284, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for 2013, as compared to the same period for 2012, of $520,637, or 21%, was primarily due to reductions in headcount and operating expenses in 2013 as compared to the same period in 2012. Net cash provided (used) by financing activities for the six months ended June 30, 2013 and 2012 was $1,980,497 and ($2,245), respectively, which in 2013 consisted of the net proceeds from the subscriptions payable for Senior Secured Notes of $1,570,000 and the proceeds from short-term promissory notes of $300,000. Cash and cash equivalents increased by $375 for the six months ended June 30, 2013. Cash and cash equivalents decreased by $2,508,508 for the three months ended June 30, 2012.

Segment and Geographic Information

We have determined that we are principally engaged in one operating segment. Our product candidates are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. Our revenues are generated from sales in Europe, Canada and Asia/Pacific. We are currently not marketing any commercial products in the United States.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases for our facilities, purchase and supplier obligations for product component materials and equipment, and our notes payable. We have disclosed these obligations in our most recent Annual Report on Form 10-K, as filed with the SEC on March 26, 2013.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

4.1	Form of Promissory Note issued by SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on June 6, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

______________________________________________________________

* Filed herewith.

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

Dated: August 14, 2013

SANUWAVE HEALTH, INC.

By:     /s/ Joseph Chiarelli

        Joseph Chiarelli

        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Joseph Chiarelli Name: Joseph Chiarelli	Chief Executive Officer and Director (principal executive officer)	August 14, 2013
By: /s/ Barry J. Jenkins Name: Barry J. Jenkins By: /s/Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Financial Officer (principal financial and accounting officer) Chairman of the Board of Directors	August 14, 2013 August 14, 2013
By: /s/ John F. Nemelka Name: John F. Nemelka	Director	August 14, 2013