Form 10-Q
period 2013-09-30
SANUWAVE Health, Inc.
filed 2013-11-12
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, there were issued and outstanding 37,561,515 shares of the registrant’s common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$333,830	$70,325
Accounts receivable - trade, net of allowance for doubtful accounts of $44,475 in 2013 and $44,124 in 2012	65,920	87,826
Inventory	243,758	292,665
Prepaid expenses	88,760	128,495
TOTAL CURRENT ASSETS	732,268	579,311

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	18,006	32,842

OTHER ASSETS	11,384	11,358

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 5)	996,958	1,227,025
TOTAL ASSETS	$1,758,616	$1,850,536

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$390,040	$555,898
Accrued expenses (Note 6)	833,641	721,916
Accrued employee compensation	428,233	534,659
Promissory notes (Note 7)	36,450	-
Subscription payable for senior secured convertible promissory notes (Note 8)	-	438,516
Interest payable, related parties (Note 9)	81,864	81,864
Capital lease payable, current portion (Note 13)	5,220	4,933
Liabilities related to discontinued operations	655,061	655,061
TOTAL CURRENT LIABILITIES	2,430,509	2,992,847

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 9)	5,372,743	5,372,743
Capital lease payable, non-current portion (Note 13)	-	3,951
TOTAL NON-CURRENT LIABILITIES	5,372,743	5,376,694
TOTAL LIABILITIES	7,803,252	8,369,541

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares authorized; 37,196,536 and 21,007,536 issued and outstanding in 2013 and 2012, respectively	37,197	21,008

ADDITIONAL PAID-IN CAPITAL	75,445,631	64,357,193

ACCUMULATED OTHER COMPREHENSIVE INCOME	7,312	13,116

ACCUMULATED DEFICIT	(81,534,776)	(70,910,322)
TOTAL STOCKHOLDERS' DEFICIT	(6,044,636)	(6,519,005)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,758,616	$1,850,536

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

REVENUE	$148,421	$178,256	$510,272	$627,153

COST OF REVENUE	29,467	43,965	109,061	197,898

GROSS PROFIT	118,954	134,291	401,211	429,255

OPERATING EXPENSES
Research and development	775,717	440,193	1,744,935	1,391,634
General and administrative	1,151,709	977,859	3,160,749	3,252,127
Depreciation	4,854	4,973	14,836	15,313
Amortization	76,689	76,689	230,067	230,067
TOTAL OPERATING EXPENSES	2,008,969	1,499,714	5,150,587	4,889,141

OPERATING LOSS	(1,890,015)	(1,365,423)	(4,749,376)	(4,459,886)

OTHER INCOME (EXPENSE)
Loss on embedded conversion feature of Senior Secured Notes (Note 8)	(964,813)	-	(2,373,813)	-
Loss on extinguishment of Senior Secured Notes (Note 8)	(1,073,572)	-	(1,073,572)	-
Accretion of interest and interest expense on Senior Secured Notes (Note 8)	(421,060)	-	(2,178,390)	-
Interest expense, net	(88,772)	(81,894)	(256,472)	(241,196)
Gain on sale of fixed assets	-	-	7,500	-
Gain (loss) on foreign currency exchange	1,442	46	(331)	(6,130)

TOTAL OTHER INCOME (EXPENSE)	(2,546,775)	(81,848)	(5,875,078)	(247,326)

LOSS BEFORE INCOME TAXES	(4,436,790)	(1,447,271)	(10,624,454)	(4,707,212)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(4,436,790)	(1,447,271)	(10,624,454)	(4,707,212)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,829)	4,623	(5,804)	3,589
TOTAL COMPREHENSIVE LOSS	$(4,438,619)	$(1,442,648)	$(10,630,258)	$(4,703,623)

LOSS PER SHARE:
Net loss - basic	$(0.14)	$(0.07)	$(0.43)	$(0.23)
Net loss - diluted	$(0.14)	$(0.07)	$(0.43)	$(0.23)

Weighted average shares outstanding - basic	31,874,479	20,907,536	24,969,972	20,907,536
Weighted average shares outstanding - diluted	31,874,479	20,907,536	24,969,972	20,907,536

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,624,454)	$(4,707,212)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	230,067	230,067
Depreciation	14,836	15,313
Change in allowance for doubtful accounts	352	(27,539)
Stock-based compensation - employees, directors and advisors	683,382	719,732
Stock issued for consulting services	751,587	-
Loss on embedded conversion feature of Senior Secured Notes	2,373,813	-
Accretion of interest and accured interest on Senior Secured Notes	2,178,390	-
Loss on extinguishment of Senior Secured Notes	1,073,572	-
Gain on sale of property and equipment	(7,500)	-
Changes in assets - (increase)/decrease
Accounts receivable - trade	21,554	30,817
Inventory	48,907	101,386
Prepaid expenses	39,735	(40,157)
Due from Pulse Veterinary Technologies, LLC	-	27,837
Other	(26)	1
Changes in liabilities - increase/(decrease)
Accounts payable	(165,858)	(354,299)
Accrued employee compensation	(106,426)	474,750
Accrued expenses	111,725	(16,995)
Promissory notes - accrued interest	1,450	-
NET CASH USED BY OPERATING ACTIVITIES	(3,374,894)	(3,546,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	7,500	-
Purchase of property and equipment	-	(2,011)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,500	(2,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscriptions payable for Senior Secured Notes	1,570,000	-
Proceeds from public offering, net	1,517,450	-
Proceeds from private placement	405,000	-
Proceeds from promissory notes	360,000	-
Proceeds from sale of capital stock - subscription agreement with related party	75,000	-
Proceeds from employee stock option exercise	37,917	-
Payments of principal on promissory notes	(325,000)	-
Payments of principal on capital lease	(3,664)	(3,399)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	3,636,703	(3,399)

EFFECT OF EXCHANGE RATES ON CASH	(5,804)	3,589

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	263,505	(3,548,120)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,325	3,909,383
CASH AND CASH EQUIVALENTS, END OF PERIOD	$333,830	$361,263

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$242,904	$242,903
Cash paid for capital lease interest	$411	$676

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

The Company’s portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. The Company intends to apply its Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. The Company is not currently marketing any commercial products in the United States. Revenue is from sales of the European Conformity Marking (“CE Mark”) devices and accessories in Europe, Canada and Asia/Pacific.

In addition, there are license/partnership opportunities for the Company’s shockwave technology for non-medical uses, including energy, water, food and industrial markets.

2.            Going concern

As of September 30, 2013, the Company had cash and cash equivalents of $333,830 and negative working capital of $1,698,241. For the nine months ended September 30, 2013 and 2012, the net cash used by operating activities was $3,374,894 and $3,546,299, respectively. The Company incurred a net loss of $10,624,454 for the nine months ended September 30, 2013 and a net loss of $6,401,494 for the year ended December 31, 2012. Since inception, the Company has experienced recurring losses from operations and had an accumulated deficit of $81,534,776 at September 30, 2013. As a result, there is substantial doubt as to the Company’s ability to continue as a going concern.

On September 30, 2013, the Company, in conjunction with an offering of securities (the “Private Offering”) of the Company pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Act”), issued 675,000 units (as described below) to certain “accredited investors,” as that term is defined in the Securities and Exchange Commission’s (the “SEC”) Rule 501 under the Act, for an aggregate total purchase price of $405,000. In addition, in October 2013, after the end of the third quarter of 2013, in conjunction with the Private Offering, the Company issued an additional 201,979 units for an aggregate total purchase price of $121,187. Each unit was sold at a purchase price of $0.60 per unit with each “unit” consisting of; (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.85.

On July 25, 2013, the Company consummated a public offering (the “Public Offering”) of an aggregate of 3,006,818 units, with each unit consisting of one share of Company common stock and a warrant to purchase one-half share of a common stock, resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per unit was $0.55 resulting in gross proceeds of $1,653,750. The Company received net proceeds, after payment of the placement agent’s fees, of $1,517,450. The units separated immediately and the common stock and warrants were issued separately. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

2.            Going concern (continued)

The continuation of the Company’s business is dependent upon raising additional capital in the fourth quarter of 2013. Management’s plans are to obtain additional capital in the fourth quarter of 2013 through the issuance of common stock and/or other debt or equity securities and the Company has engaged financial advisors to assist with this process. The Company’s cash and cash equivalents at September 30, 2013, combined with the proceeds from the Private Offering in October 2013, and/or amounts received on the Company’s subscription agreement with an affiliated shareholder (see Note 13) is expected to support the Company’s operations through the completion, in the fourth quarter of 2013, of an anticipated capital raise as discussed above. Management expects the Company’s monthly use of cash in the fourth quarter of 2013 and the first half of 2014 will be approximately $575,000 to $625,000 as the Company devotes substantial resources to the patient enrollment phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers. The Company estimates the direct cost of the dermaPACE clinical trial will be approximately $3,800,000 through 2014.

The Company may raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of the Company’s assets (or some combination of the foregoing). If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in this Form 10-Q.

3.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013.

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

September 30, 2013

3.             Summary of Significant Accounting Policies (continued)

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

The following table sets forth a summary of changes in the fair value of the derivative liability for the three and nine months ended September 30, 2013:

Embedded Conversion Feature of Senior Secured Notes
Balance at December 31, 2012	$-
New issuances	4,908,000
Change in fair value	829,000
Balance at March 31, 2013	5,737,000
Change in fair value	(2,328,000)
Balance at June 30, 2013	3,409,000
Conversion to equity	(3,409,000)
Balance at September 30, 2013	$-

The Company accounts for derivative instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. ASC 815 requires that the Company recognize all derivatives on the balance sheet at fair value. On March 8, 2013, the Company completed an offering and issued Senior Secured Notes that contained an embedded conversion feature which was accounted for as a derivative liability. In recording this derivative liability, $2,000,000 was recorded as a debt discount and the remaining value, along with the gains (losses) resulting from the changes in the fair value of the derivative instruments, was recorded in the “gain (loss) on embedded conversion feature of Senior Secured Notes” in the accompanying condensed consolidated statements of comprehensive loss. The fair value of the embedded conversion feature was determined based on a lattice solution, binomial approach pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and risk-free interest rate.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

3.             Summary of Significant Accounting Policies (continued)

The Company’s notes payable, related parties, consist of $5,372,743 of principal at September 30, 2013 and December 31, 2012. Interest accrues on the notes at a rate of 6% per annum. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties was $4,775,110 and $4,545,620 at September 30, 2013 and December 31, 2012, respectively.

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

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends the guidance in Accounting Standards Codification (“ASC”) 220 on Comprehensive Income. Under the revised guidance, companies are required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, companies are required to present, either on the face of the statement where net income (loss) is presented or in the notes, the effects on the line items of net income (loss) of significant amounts reclassified out of AOCI but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. This amended guidance is to be applied prospectively and is effective for reporting periods (interim and annual) beginning after December 15, 2012 for public companies, with early adoption permitted. The Company adopted the revised guidance January 1, 2013, and reported significant items reclassified out of AOCI in the notes to the condensed consolidated financial statements (see Note 16).

4.             Property and equipment

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012

Machines and equipment	$233,793	$233,793
Office and computer equipment	179,349	179,349
Software	41,872	41,872
Furniture and fixtures	25,679	25,679
Vehicles	-	22,531
Other assets	2,446	2,446
Total	483,139	505,670
Accumulated depreciation	(465,133)	(472,828)
Net property and equipment	$18,006	$32,842

The aggregate depreciation related to property and equipment charged to operations was $4,854 and $4,973 for the three months ended September 30, 2013 and 2012, respectively, and $14,836 and $15,313 for the nine months ended September 30, 2013 and 2012, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

5.            Intangible assets

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,505,177)	(2,275,110)
Net intangible assets	$996,958	$1,227,025

The aggregate amortization charged to operations was $76,689 and $76,689 for the three months ended September 30, 2013 and 2012, respectively, and $230,067 and $230,067 for the nine months ended September 30, 2013 and 2012, respectively.

6.            Accrued expenses

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012

Accrued executive severance	$400,000	$542,269
Accrued clinical expenses	206,489	-
Accrued audit and tax preparation	73,700	102,600
Accrued legal professional fees	44,500	23,519
Accrued board of director fees	25,333	-
Accrued other	83,619	53,528
	$833,641	$721,916

7.            Promissory notes

The Company issued short-term, unsecured promissory notes, in the aggregate principal amount of $360,000, between May 14, 2013 and July 9, 2013, to certain existing shareholders. The promissory notes accrue interest at a rate of 18% per annum and, together with all accrued and unpaid interest, are due and payable 179 days from their individual issuance date. In the event that the promissory notes are not paid in full within three business days of their respective maturity dates, then, from and after such maturity date and until payment in full, interest will accrue on the outstanding principal balance at the rate of 25% per annum.

Joseph Chiarelli, the Company’s Chief Executive Officer, purchased promissory notes in the offering in the principal amount of $35,000. David N. Nemelka, the brother of John F. Nemelka, who is a member of the Company’s board of directors, purchased promissory notes in the offering in the principal amount of $100,000.

On August 1, 2013, at the request of the promissory note holders, the Company repaid $325,000 of the original principal value of the notes in full, along with accrued interest of $10,664. At September 30, 2013, there was one promissory note outstanding for $36,450, including accrued interest, payable to Joseph Chiarelli.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

8.            18% Senior secured convertible promissory notes

During the period from November 2012 through March 8, 2013, the Company entered subscriptions payable for 18% senior secured convertible promissory notes (the “Senior Secured Notes”) from select accredited investors. The Company completed the offering and issued an aggregate $2,000,000 in Senior Secured Notes on March 8, 2013.

The Senior Secured Notes had a six month term from the subscription date and the note holders could convert into Company common stock at anytime during the term at a conversion price of $0.20 per share – the market price at the time the subscription agreement was written. Upon the consummation of a qualified financing and/or technology license, as defined in the Senior Secured Note agreements, as amended, of $4,000,000 or more by the Company, the principal and interest on the Senior Secured Notes would automatically convert into Company common stock equal to the lower of (i) the Company common stock issued in the qualified financing and/or technology license, reduced by a discount of 20%, and (ii) $0.20 per share - the market price at the time the subscription agreement was written. The note holders (the “Holders”) would also receive, if any are issued, warrants or any other securities issued in a qualified financing and/or technology license on similar terms to the qualified financing and/or technology license. The Senior Secured Notes were secured by the tangible and intangible assets of the Company.

On July 31, 2013, all of the Holders of the Senior Secured Notes voluntarily converted all of the outstanding principal and interest of the Senior Secured Notes into Company common stock. The aggregate outstanding amount of principal and interest on the Senior Secured Notes at July 31, 2013 of $2,186,906 was converted into 10,934,533 shares of restricted Company common stock at the conversion price of $0.20 per share - the market price at the time the subscription agreement was written - pursuant to the Senior Secured Note agreements. In return for the Holders’ voluntarily converting the outstanding Senior Secured Notes on or before July 31, 2013, the Company agreed to issue to the Holders warrants to purchase an aggregate total of 1,988,095 shares of Company common stock. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance. In July 2013, the Company recorded a loss from extinguishment of debt of $1,073,572, which was the estimated fair value of the warrants issued to the Holders on the date of exchange calculated using the Black-Scholes pricing model.

Kevin A. Richardson, II, chairman of the board of directors of the Company, converted an aggregate balance of $64,500 of the Senior Secured Notes and received 322,500 shares of Company common stock and 58,635 warrants in the foregoing transaction.

The conversion feature embedded in the Senior Secured Notes was accounted for as a derivative liability, and resulted in the creation at issuance of a discount to the carrying amount of the debt in the amount of $2,000,000, which was amortized as additional interest expense using the straight-line method over the term of the Senior Secured Notes (the Company determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The embedded conversion feature was recorded at fair value and marked to market at each period, with the resulting change in fair value being recorded in the “loss on embedded conversion feature of Senior Secured Notes” in the accompanying condensed consolidated statements of comprehensive loss.

Interest expense on the Senior Secured Notes, including amortization of the debt discount, totaled $421,060 and $2,178,390 for the three and nine months ended September 30, 2013, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

9.             Notes payable, related parties

The notes payable, related parties consist of the following:

	Sepetember 30, 2013	December 31, 2012
Notes payable, unsecured, payable to HealthTronics, Inc., a shareholder of the Company	$5,372,743	$5,372,743
Less current portion	-	-
Non-current portion	$5,372,743	$5,372,743

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $81,864 and $81,864 at September 30, 2013 and December 31, 2012, respectively.

Interest expense on notes payable to related parties totaled $81,864 and $81,864 for the three months ended September 30, 2013 and 2012, respectively, and $242,904 and $242,903 for the nine months ended September 30, 2013 and 2012, respectively.

10.          Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At September 30, 2013, the Company had federal net operating loss (“NOL”) carryforwards of $53,648,527 for tax years through the year ended December 31, 2012, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at September 30, 2013 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2013. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

11.          Equity transactions

2013 Private Offering

On September 30, 2013, the Company, in conjunction with an offering of securities (previously defined as the “Private Offering”) of the Company pursuant to an exemption from registration under the Act, issued 675,000 units (as described below) to certain “accredited investors,” as that term is defined in SEC Rule 501 under the Act, for an aggregate total purchase price of $405,000. In addition, in October 2013, after the end of the third quarter of 2013, in conjunction with the Private Offering, the Company issued an additional 201,979 units for an aggregate total purchase price of $121,187. Each unit was sold to the accredited investors at a purchase price of $0.60 per unit. Each “unit” in the Private Offering consists of; (i) one share of common stock and (ii) a five-year common stock purchase warrant to purchase one share of common stock, at an exercise price of $0.85. The warrants are callable by the Company if the average share price of common stock of the Company is at or above $1.40 for a twenty day period.

Kevin A. Richardson II, who is the chairman of the board of directors of the Company, and Joseph Chiarelli, who is the Chief Executive Officer of the Company, and Michael M. Nemelka, who is the brother of John F. Nemelka, a member of the board of directors of the Company, purchased units in the Private Offering.

2013 Public Offering

On July 25, 2013, the Company consummated a public offering (as previously defined, the “Public Offering”) of an aggregate of 3,006,818 units, with each unit consisting of one share of common stock and a warrant to purchase one-half share of a common stock, resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per unit was $0.55 resulting in gross proceeds of $1,653,750. The Company received net proceeds, after payment of the placement agent’s fees, of $1,517,450. The units separated immediately and the common stock and warrants were issued separately. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.

Consulting Agreements

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

11.          Equity transactions (continued)

In February 2013, the Company entered into two consulting agreements for which a portion of the fee for the services performed is paid with common stock. In August and September 2013, the Company entered into two additional consulting agreements for which a portion of the fee for the services performed is paid with common stock. The Company issued 542,000 and 934,000 shares of common stock under these agreements for the three and nine months ended September 30, 2013, respectively. The fair value of the common stock of $313,880 and $622,760, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as consulting expense for the three and nine months ended September 30, 2013, respectively.

12.         Warrants

A summary of the warrant activity as of September 30, 2013 and December 31, 2012, and the changes during the three and nine months ended September 30, 2013, is presented as follows:

	Class A Warrants	Class B Warrants	Class D Warrants	Class E Warrants	Class F Warrants	Class G Warrants	Class H Warrants	Class I Warrants
Outstanding as of
December 31, 2012	1,106,627	1,106,627	1,950,167	3,576,737	-	-	-	-
Issued	-	-	-	-	2,000,000	-	-	-
Exercised	-	-	-	-	-	-	-	-
Expired	-	-	(1,950,167)	-	-	-	-	-
Outstanding as of
March 31, 2013	1,106,627	1,106,627	-	3,576,737	2,000,000	-	-	-
Issued	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-
Expired	-	-	-	-	-	-	-	-
Outstanding as of
June 30, 2013	1,106,627	1,106,627	-	3,576,737	2,000,000	-	-	-
Issued	-	-	-	-	-	1,503,409	1,988,095	675,000
Exercised	-	-	-	-	-	-	-	-
Expired	-	-	-	-	(1,700,000)	-	-	-
Outstanding as of
September 30, 2013	1,106,627	1,106,627	-	3,576,737	300,000	1,503,409	1,988,095	675,000

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

12.          Warrants (continued)

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Class A Warrants	Class B Warrants	Class D Warrants	Class E Warrants	Class F Warrants	Class G Warrants	Class H Warrants	Class I Warrants

Exercise price/share	$4.00	$8.00	$2.00	$4.00	$0.35	$0.80	$0.80	$0.85

Expiration Date	September	September	January	April	February	July	July	September
	2014	2014	2013	2016	2018	2018	2018	2018

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

As of September 30, 2013, the Subscriber had paid the Company $100,000 and was issued 400,000 shares of unregistered common stock of the Company. The Company will record the additional $900,000 and issue the corresponding 3,600,000 shares of common stock in the periods in which the Purchase Price is received.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

13.          Commitments and contingencies (continued)

Operating Leases

Rent expense for the three months ended September 30, 2013 and 2012, was $22,531 and $68,462, respectively, and $76,508 and $238,712 for the nine months ended September 30, 2013 and 2012, respectively.

Capital Leases

The Company leases certain office equipment under an agreement classified as a capital lease. The leased assets serve as security for the lease. The accumulated depreciation of such equipment at September 30, 2013 and December 31, 2012 totaled $10,106 and $6,468, respectively. The net book value of such equipment at September 30, 2013 and December 31, 2012 totaled $4,446 and $8,085, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

14.          401(k) plan

The Company sponsors a 401(k) plan that covers all employees who meet the eligibility requirements. The Company amended the 401(k) plan to make the Company matching contribution discretionary and discontinued the Company match effective February 1, 2012. The Company did not contribute to the plan for the three months ended September 30, 2013 and 2012, respectively. The Company contributed $0 and $9,664 to the plan for the nine months ended September 30, 2013 and 2012, respectively.

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

On September 3, 2013, the Company granted 100,000 options to the new member of the board of directors at an exercise price of $0.65 per share. The options vested at the date of grant and have a ten year term. Using the Black-Scholes option pricing model, management has determined that the options had a weighted average fair value per share of $0.60 resulting in total compensation of $60,000. Compensation cost was recognized at grant date.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

15.          Stock-based compensation (continued)

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

On February 21, 2013, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.35 per share in place of an annual cash consulting fee for calendar year 2013. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.63 resulting in compensation expense of $63,000. Compensation cost will be recognized over the calendar year 2013.

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

On March 8, 2012, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.44 per share in place of an annual cash consulting fee for calendar year 2012. Using the Black-Scholes option pricing model, management has determined that the options granted had a fair value per share of $0.27 resulting in total compensation of $27,250. Compensation cost was recognized over the calendar year 2012.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the three months ended September 30, 2013 and 2012:

	2013	2012
Weighted average expected life in years	5.0	5.2
Weighted average risk free interest rate	1.68%	0.95%
Weighted average volatility	149.0%	75.0%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

15.          Stock-based compensation (continued)

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

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $175,987 and $217,686 for the three months ended September 30, 2013 and 2012, respectively, and $683,382 and $719,732 for the nine months ended September 30, 2013 and 2012, respectively.

A summary of option activity as of September 30, 2013 and December 31, 2012, and the changes during the three and nine months ended September 30, 2013, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2012	5,229,330	$2.25
Granted	4,593,644	$0.35
Exercised	-	$-
Cancelled	(1,113,644)	$2.92
Forfeited or expired	(105,000)	$2.93
Outstanding as of March 31, 2013	8,604,330	$1.14
Granted	-	$-
Exercised	(108,334)	$0.35
Cancelled	-	$-
Forfeited or expired	(229,166)	$(0.34)
Outstanding as of June 30, 2013	8,266,830	$1.17
Granted	100,000	$0.65
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of September 30, 2013	8,366,830	$1.17

Exercisable	4,887,738	$1.76

The weighted average remaining contractual term for outstanding and exercisable stock options was 7.1 years as of September 30, 2013, and 6.6 years as of December 31, 2012.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

15.          Stock-based compensation (continued)

A summary of the Company’s nonvested options as of September 30, 2013 and December 31, 2012, and changes during the three and nine months ended September 30, 2013, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2012	508,750	$0.66
Granted	4,593,644	$0.35
Vested	(1,180,386)	$0.41
Cancelled	(43,750)	$2.87
Forfeited or expired	(7,500)	$5.25
Outstanding as of March 31, 2013	3,870,758	$0.33
Granted	-	$-
Vested	(137,500)	$0.24
Cancelled	-	$-
Forfeited or expired	(229,166)	$0.34
Outstanding as of June 30, 2013	3,504,092	$0.34
Granted	100,000	$0.65
Vested	(125,000)	$0.59
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of September 30, 2013	3,479,092	$0.34

16.          Changes in other comprehensive loss

The amounts recognized in other comprehensive loss for the three and nine months ended September 30, 2013 were as follows:

	Currency Translations	Total

Balance, at December 31, 2012	$13,116	$13,116
Other comprehensive loss before reclassifications	(6,925)	(6,925)
Amounts reclassified from AOCI	-	-
Net change in other comprehensive loss	(6,925)	(6,925)
Balance, at March 31, 2013	6,191	6,191
Other comprehensive income	2,950	2,950
Balance, at June 30, 2013	9,141	9,141
Other comprehensive loss	(1,829)	(1,829)
Balance, at September 30, 2013	$7,312	$7,312

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

As a result of the net loss for the three and nine months ended September 30, 2013 and 2012, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 18,623,325 shares and 14,189,481 shares at September 30, 2013 and 2012, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2012 included in our Annual Report on Form 10-K, filed with the SEC on March 26, 2013.

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

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. Our Pulsed Acoustic Cellular Expression (PACE) technology is being applied in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. We generate our revenue from sales of the CE Mark devices and accessories in Europe, Canada and Asia/Pacific. We are not currently marketing any commercial products in the United States.

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

In addition to healthcare uses, our patented high-energy, acoustic pressure shockwaves, due to their powerful pressure gradients and localized cavitational effects, may have applications in secondary and tertiary oil exploitation, for cleaning industrial waters and food liquids and finally for maintenance of industrial installations by disrupting the formation of biofilms. We are seeking to exploit such potential uses through licensing and/or partnership opportunities.

Recent Developments

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and we have enrolled over 50% of the minimum number of ninety patients in the clinical trial. Management expects to complete the enrollment phase of the clinical study in the first quarter of 2014 with patient follow-up for efficacy completed in the second quarter of 2014 and top-line data available in the summer of 2014.

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

Previous clinical work supporting our current dermaPACE clinical study

The dermaPACE device completed its pivotal Phase III IDE trial in the United States for the treatment of diabetic foot ulcers in 2011 and a PMA Application was filed with the FDA in June 2011. The primary study goal was to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to sham-control, when both are combined with the current standard of care. The standard of care included wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot for ulcers located on the plantar surface of the foot.

A total of 206 patients entered the dermaPACE study at 24 sites. The patients in the study were followed for a total of 24 weeks. The study’s primary endpoint, wound closure, was defined as “successful” if the skin was 100% reepithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits.

A summary of the key study findings are as follows:

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

Financial Overview

Since our inception in 2005, we have funded our operations from the sale of capital stock, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009, and product sales. At September 30, 2013, our balance of cash and cash equivalents totaled $333,830 and we had a net working capital deficit of $1,698,241.

On September 30, 2013, in conjunction with an offering of securities in the Private Offering pursuant to an exemption from registration under the Act, we issued 675,000 units (as described below) to certain accredited investors for an aggregate total purchase price of $405,000. In addition, in October 2013, after the end of the third quarter of 2013, in conjunction with the Private Offering, we issued an additional 201,979 units for an aggregate total purchase price of $121,187. Each unit was sold at a purchase price of $0.60 per unit with each “unit” consisting of; (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.85.

On July 25, 2013, we consummated a Public Offering of an aggregate of 3,006,818 units, with each unit consisting of one share of common stock and a warrant to purchase one-half share of a common stock, resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per unit was $0.55 resulting in gross proceeds of $1,653,750. We received net proceeds, after payment of the placement agent’s fees, of $1,517,450. The units separated immediately and the common stock and warrants were issued separately. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.

The continuation of our business is dependent upon raising additional capital in the fourth quarter of 2013. Management’s plans are to obtain additional capital in the fourth quarter of 2013 through the issuance of common stock and/or other debt or equity securities and we have engaged financial advisors to assist with this process. Our cash and cash equivalents at September 30, 2013, combined with the proceeds from the Private Offering in October 2013, and/or amounts received on the subscription agreement with an affiliated shareholder will support our operations through the completion, in the fourth quarter of 2013, of an anticipated capital raise as discussed above. Management expects the monthly use of cash in the fourth quarter of 2013 and the first half of 2014 will be approximately $575,000 to $625,000 as we devote substantial resources to the patient enrollment phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers. Management estimates the direct cost of the dermaPACE clinical trial will be approximately $3,800,000 through 2014.

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

Since our inception, we have incurred losses from operations each year. As of September 30, 2013, we had an accumulated deficit of $81,534,776. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to the recording of the allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, the determination of the valuation allowance for deferred taxes, the estimated fair value of stock-based compensation, the estimated fair value of intangible assets and the estimated fair value assigned to the common stock and warrants issued for consulting agreements. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

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

Results of Operations for the Three Months ended September 30, 2013 and 2012 (Unaudited)

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2013 was $148,421, compared to $178,256 for the same period in 2012, a decrease of $29,835, or 17%. The decrease in revenue for 2013 was primarily due to the one-time sale in 2012 of new device applicators to a distributor in Asia.

Cost of revenue for the three months ended September 30, 2013 was $29,467, compared to $43,965 for the same period in 2012. Gross profit as a percentage of revenue was 80% for the three months ended September 30, 2013, as compared to 75% for the same period in 2012. The increase in gross profit as a percentage of revenue in 2013 was due to increased sales of higher margin refurbishment applicators in 2013, as compared to 2012.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 were $775,717, compared to $440,193 for the same period in 2012, an increase of $335,524, or 76%. Research and development expenses in 2013 included $472,840 in expenses associated with the dermaPACE clinical trial including the costs for our clinical research organization, the clinical site costs related to the patients enrolled during the quarter and the costs of non-capital software and equipment used by the clinical trial sites as compared to $46,718 for the same period in 2012. This increase in expenses was offset by the reductions in headcount in November 2012 which resulted in a decrease in expense in 2013, as compared to the prior period in 2012, of $102,101.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $1,151,709, compared to $977,859 for the same period in 2012, an increase of $173,850, or 18%. General and administrative expenses include non-cash stock-based compensation of $154,753 and $217,686 for the three months ended September 30, 2013 and 2012, respectively, and non-cash cost for stock issued for consulting services of $407,707 and $0 for the three months ended September 30, 2013 and 2012, respectively. The increase in non-cash cost for stock issued for consulting services was primarily due to financial and investors relations consultants utilized in 2013.

Excluding the non-cash costs for stock-based compensation and consulting services above, general and administrative expenses were $589,249 for the three months ended September 30, 2013, as compared to $760,173 for the same period in 2012, a decrease of $170,924, or 22%. The decrease in general and administrative expenses is primarily due to a reduction in headcount in November 2012 which resulted in a decrease in expense in 2013, as compared to 2012.

Other Income (Expense)

Other income (expense) was a net expense of $2,546,775 for the three months ended September 30, 2013 as compared to a net expense of $81,848 for the same period in 2012, an increase in the net expense of $2,464,927. The increase in the net expense for 2013 was due to a non-cash loss of $964,813 from the embedded conversion feature of the Senior Secured Notes which were converted to equity during the quarter, a non-cash loss on extinguishment of the Senior Secured Notes of $1,073,572 for the fair value of the warrants issued to the note holders, and $421,060 in non-cash amortization expense of the debt discount on the embedded conversion feature of the Senior Secured Notes and interest expense on the Senior Secured Notes.

Provision for Income Taxes

At September 30, 2013, we had federal net operating loss carryforwards of $53,648,527 for tax years through the year ended December 31, 2012 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes. We recorded a full valuation allowance as of September 30, 2013 and 2012, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Net Loss

Net loss for the three months ended September 30, 2013 was $4,436,790, or ($0.14) per basic and diluted share, compared to a net loss of $1,447,271, or ($0.07) per basic and diluted share, for the same period in 2012, an increase in the net loss of $2,989,519, or 207%. The increase in the net loss was primarily a result of the $2,464,927 increase in the primarily non-cash expense in other income (expense) for 2013, as compared to 2012, for the accounting for the Senior Secured Notes which were converted into equity during the quarter and the increase in research and development expenses for clinical study related costs of $426,122 as a result of the start of the enrollment phase of the dermaPACE clinical trial for treating diabetic foot ulcers in 2013.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers.

Results of Operations for the Nine Months ended September 30, 2013 and 2012 (Unaudited)

Revenue and Cost of Revenue

Revenue for the nine months ended September 30, 2013 was $510,272, compared to $627,153 for the same period in 2012, a decrease of $116,881, or 19%. The decrease in revenue for 2013 is due to lower sales of orthoPACE devices in Europe for orthopedic, trauma and sports medicine indications due to the European economic downturn. This is partially offset by an increase in sales of applicators for 2013 as a result of more devices in use.

Cost of revenue for the nine months ended September 30, 2013 was $109,061, compared to $197,898 for the same period in 2012. Gross profit as a percentage of revenue was 79% for the nine months ended September 30, 2013, as compared to 68% for the same period in 2012. The increase in gross profit as a percentage of revenue in 2013 was due to increased sales of higher margin applicators in 2013, as compared to 2012, and fewer sales of lower margin demonstration devices in 2013, as compared to 2012.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2013 were $1,744,935, compared to $1,391,634 for the same period in 2012, an increase of $353,301, or 25%. Research and development expenses in 2013 included $916,906 in expenses associated with the dermaPACE clinical trial including the costs for our clinical research organization, the clinical site costs related to the patients enrolled during the quarter and the costs of non-capital software and equipment used by the clinical trial sites as compared to $97,244 for the same period in 2012. This increase in expenses was offset by the reductions in headcount in November 2012 which resulted in a decrease in expense in 2013, as compared to the prior period in 2012, of $497,402.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $3,160,749, compared to $3,252,127 for the same period in 2012, a decrease of $91,378, or 3%. General and administrative expenses include non-cash stock-based compensation of $548,595 and $719,732 for the nine months ended September 30, 2013 and 2012, respectively, and non-cash cost for stock issued for consulting services of $751,587 and $0 for the nine months ended September 30, 2013 and 2012, respectively. The increase in non-cash cost for stock issued for consulting services was primarily due to financial and investors relations consultants utilized in 2013.

Excluding the non-cash costs for stock-based compensation and consulting services above, general and administrative expenses were $1,860,567 for the nine months ended September 30, 2013, as compared to $2,532,395 for the same period in 2012, a decrease of $671,828, or 27%. The decrease in general and administrative expenses is primarily due to a reduction in headcount in November 2012 which resulted in a decrease in expense in 2013, as compared to 2012.

Other Income (Expense)

Other income (expense) was a net expense of $5,875,078 for the nine months ended September 30, 2013 as compared to a net expense of $247,326 for the same period in 2012, an increase of $5,627,752 in the net expense. The increase in the net expense in 2013 was due to a non-cash loss of $2,373,813 for the embedded conversion feature of the Senior Secured Notes which were converted to equity during the third quarter of 2013, a non-cash loss on extinguishment of the Senior Secured Notes of $1,073,572 for the fair value of the warrants issued to the note holders, and $2,178,390 in non-cash amortization expense of the debt discount on the embedded conversion feature of the Senior Secured Notes and interest expense on the Senior Secured Notes.

Provision for Income Taxes

At September 30, 2013, we had federal net operating loss carryforwards of $53,648,527 for tax years through the year ended December 31, 2012 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes. We recorded a full valuation allowance as of September 30, 2013 and 2012, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

Net Loss

Net loss for the nine months ended September 30, 2013 was $10,624,454, or ($0.43) per basic and diluted share, compared to a net loss of $4,707,212, or ($0.23) per basic and diluted share, for the same period in 2012, an increase in the net loss of $5,917,242, or 126%. The increase in the net loss was primarily a result of the primarily non-cash increase in the net expense in other income (expense) of $5,627,752 for 2013, as compared to 2012, for the accounting for the Senior Secured Notes which were converted to equity in the third quarter of 2013 and by the increase in research and development expenses as a result of the start of the enrollment phase of the dermaPACE clinical trial for treating diabetic foot ulcers in 2013.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers.

Liquidity and Capital Resources

The continuation of our business is dependent upon raising additional capital in the fourth quarter of 2013. Management’s plans are to obtain additional capital in the fourth quarter of 2013 through the issuance of common stock and/or other debt or equity securities and we have engaged financial advisors to assist with this process. Our cash and cash equivalents at September 30, 2013, combined with the proceeds from the Private Offering in October 2013, and/or amounts received on our subscription agreement with an affiliated shareholder are expected to support the Company’s operations through the completion, in the fourth quarter of 2013, of an anticipated capital raise as discussed above. Management expects our monthly use of cash in the fourth quarter of 2013 and the first half of 2014 will be approximately $575,000 to $625,000 as we devote substantial resources to the patient enrollment phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers. Management estimates the direct cost of the dermaPACE clinical trial will be approximately $3,800,000 through 2014.

As of September 30, 2013, we had cash and cash equivalents of $333,830 and negative working capital of $1,698,241. For the nine months ended September 30, 2013 and 2012, the net cash used by operating activities was $3,374,894 and $3,546,299, respectively. We incurred a net loss of $10,624,454 for the nine months ended September 30, 2013 and a net loss of $6,401,494 for the year ended December 31, 2012.

On September 30, 2013, in conjunction with an offering of securities in the Private Offering pursuant to an exemption from registration under the Act, we issued 675,000 units (as described below) to certain accredited investors for an aggregate total purchase price of $405,000. In addition, in October 2013, after the end of the third quarter of 2013, in conjunction with the Private Offering, we issued an additional 201,979 units for an aggregate total purchase price of $121,187. Each unit was sold at a purchase price of $0.60 per unit with each “unit” consisting of; (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.85.

On July 25, 2013, we consummated a Public Offering of an aggregate of 3,006,818 units, with each unit consisting of one share of common stock and a warrant to purchase one-half share of a common stock, resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per unit was $0.55 resulting in gross proceeds of $1,653,750. We received net proceeds, after payment of the placement agent’s fees, of $1,517,450. The units separated immediately and the common stock and warrants were issued separately. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.

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

For the nine months ended September 30, 2013 and 2012, net cash used by operating activities was $3,374,894 and $3,546,299, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for 2013, as compared to the same period for 2012, of $171,405, or 5%, was primarily due to reductions in headcount in November 2012 which resulted in decreased operating expenses in 2013, as compared to 2012, partially offset by the increase in research and development expenses for clinical study related costs as a result of the start of the enrollment phase of the dermaPACE clinical trial for treating diabetic foot ulcers in 2013. Net cash provided (used) by financing activities for the nine months ended September 30, 2013 and 2012 was $3,636,703 and ($3,399), respectively, which in 2013 primarily consisted of the net proceeds from the subscriptions payable for Senior Secured Notes of $1,570,000, net proceeds from the Public Offering of $1,517,450 and proceeds from the Private Offering of $405,000. Cash and cash equivalents increased by $263,505 for the nine months ended September 30, 2013. Cash and cash equivalents decreased by $3,548,120 for the nine months ended September 30, 2012.

Segment and Geographic Information

We have determined that we are principally engaged in one operating segment. Our product candidates are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. Our revenues are generated from sales in Europe, Canada and Asia/Pacific. We are not currently marketing any commercial products in the United States.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

4.1	Form of Subscription Agreement issued by SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on October 3, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

Dated: November 12, 2013

SANUWAVE HEALTH, INC.

By:     /s/ Joseph Chiarelli

       Joseph Chiarelli

       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Joseph Chiarelli Name: Joseph Chiarelli	Chief Executive Officer and Director (principal executive officer)	November 12, 2013
By: /s/ Barry J. Jenkins Name: Barry J. Jenkins	Chief Financial Officer (principal financial and accounting officer)	November 12, 2013
By: /s/Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chairman of the Board of Directors	November 12, 2013
By: /s/ John F. Nemelka Name: John F. Nemelka	Director	November 12, 2013
By: /s/ Alan L. Rubino Name: Alan L. Rubino	Director	November 12, 2013

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of September 25, 2009, by and between Rub Music Enterprises, Inc., RME Delaware Merger Sub, Inc. and SANUWAVE, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

4.1	Form of Subscription Agreement issued by SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on October 3, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Principal Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.