Form 10-K
period 2013-12-31
SANUWAVE Health, Inc.
filed 2014-03-31
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $5.3 million.

As of March 24, 2014, there were issued and outstanding 46,796,519 shares of the registrant’s common stock.

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

Item 1. BUSINESS

Overview

We are a shockwave technology company using a patented system of noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the demaPACE® device, used for treating diabetic foot ulcers, which is in a supplemental Phase III clinical study with possible FDA approval in 2015, subject to submission of satisfactory clinical study results.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. We currently do not market any commercial products for sale in the United States. We generate our revenues from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe and Asia. Our lead product candidate for the global wound care market, dermaPACE, has received the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.

We are focused on developing our Pulsed Acoustic Cellular Expression (PACE) technology to activate healing in:

●	wound conditions, including diabetic foot ulcers, venous and arterial ulcers, pressure sores, burns and other skin eruption conditions;
●

orthopedic applications, such as eliminating chronic pain in joints from trauma, arthritis or tendons/ligaments inflammation, speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, and other potential sports injury applications;

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

High-energy, acoustic pressure waves in the shockwave spectrum are the primary component of our previously developed product, OssaTron, which was approved by the FDA and marketed in the United States for use in chronic tendonitis of the foot in 2000 and the elbow in 2003. Additionally, acoustic shockwaves have been used safely at much higher energy and pulse levels in the lithotripsy procedure (breaking up kidney stones) by urologists for over 25 years and has reached standard of care status.

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

Currently, there are limited biological or mechanical therapies available to activate the healing and regeneration of tissue, bone and vascular structures. As baby boomers age, the incidence of their targeted diseases and musculoskeletal injuries and ailments will be far more prevalent. We believe that our pre-clinical and clinical studies suggest that our PACE technology will be effective in targeted applications. If successful, we anticipate that future clinical studies, including our dermaPACE clinical study in the United States for treating diabetic foot ulcers, should lead to regulatory approval of our regenerative product candidates in the United States, Europe and Asia. If approved by the appropriate regulatory authorities, we believe that our product candidates will offer new, effective and noninvasive treatment options in wound healing, orthopedic injuries, plastic/cosmetic uses and cardiac procedures, improving the quality of life for millions of patients suffering from injuries or deterioration of tissue, bones and vascular structures.

dermaPACE – Our Lead Product Candidate

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and we have enrolled over 90% of the minimum number of ninety patients in the clinical trial. Management expects to complete the minimum enrollment phase of the clinical study early in the second quarter of 2014 with patient follow-up for efficacy twelve weeks thereafter. Assuming positive clinical results, we will then submit the PMA to the FDA with expected FDA approval in 2015.

The double-blind, multi-center, randomized, sham-controlled, parallel group clinical trial plan incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the pivotal trial (discussed below).  Similar to the pivotal trial, four (4) dermaPACE procedures are administered during the first two weeks following subject enrollment. In the current trial, however, up to four (4) additional dermaPACE procedures are delivered bi-weekly, between weeks 4 and 10 following subject enrollment, which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE over that observed in the first clinical trial.

We worked closely with the FDA to amend the protocol and develop the statistical plan for the supplemental clinical study. A substantial component of this work involved using Bayesian statistical principles to define the dermaPACE treatment benefit established in our previously conducted pivotal study. Bayesian designs are supported by the FDA where there is strong prior evidence that can be incorporated into the clinical study design. By incorporating the prior positive information regarding complete wound closure after one treatment cycle into the design of the current study, substantially fewer patients are required than would otherwise be the case while still ensuring adequate statistical power. This approach saves significant time and preserves scientific rigor.

The supplemental clinical study will incorporate an independent group of medical professionals who will independently adjudicate wound closure of individual patients and correspond with the respective principal investigator if their decisions contradict the decisions made by the principal investigator to make a final determination on the state of closure of the wound.

Importantly, the study design allows for controlled interim monitoring of the data by an independent Data Monitoring Committee (DMC) to determine whether study success has been achieved.  We anticipate that the first analysis of the success of the study will occur after 90 patients have completed the 12-week primary efficacy evaluation period. If study data achieves pre-defined statistical and clinical success criteria associated with wound closure favoring dermaPACE, then the clinical trial can be stopped, and we will submit a PMA for approval. This provision has been established in order to monitor the progress of the trial and ensure its alignment with our statistical plan, or to increase the sample size should additional subjects be needed to demonstrate study success, or stop the trial if study success is deemed unattainable.

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

A summary of the key study findings were as follows:

●

Patients treated with dermaPACE showed a strong positive trend in the primary endpoint of 100% wound closure. Treatment with dermaPACE increased the proportion of diabetic foot ulcers that closed within 12 weeks by 36%, although the rate of complete wound closure between dermaPACE and sham-control at 12 weeks in the intention-to-treat (ITT) population was not statistically significant at the 95% confidence level used throughout the study (p=0.363). There were 22 out of 107 (21%) dermaPACE subjects who achieved complete wound closure at 12 weeks compared with 15 out of 99 (15%) sham-control subjects.

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

In its December 2011 letter, the FDA cited, among other deficiencies, the dermaPACE study’s failure to meet the study’s primary endpoint of 100% wound closure compared with sham-control at the 12-week time point. Among the letter’s recommendations to address the deficiency was for us to design and conduct another clinical trial using the findings from any subgroup(s) that may support the safety and effectiveness of the dermaPACE device. We evaluated the comments in the FDA’s letter and after further analyses of the clinical data and informal, non-binding interaction with the FDA, we decided to conduct supplemental clinical work, as discussed above.

Growth Opportunity in Wound Care Treatment

We are focused on the development of products that treat unmet medical needs in large market opportunities. Our primary interest is obtaining FDA approval for our lead product candidate, dermaPACE, for the wound care market, initially in the United States for treating diabetic foot ulcers. Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions.  According to the American Diabetes Association, about 25.8 million people (8.3% of the total United States population) have diabetes, and nearly two million new cases are diagnosed in people aged 20 years or older each year. If current trends continue, 1 in 3 Americans will develop diabetes at some point in their lifetime, and those with diabetes will lose, on average, 10-15 years of life expectancy.  Importantly, up to 25% of people with diabetes will develop a diabetic foot ulcer, resulting in 3 million diabetic foot ulcers annually in the United States alone. More than half of all foot ulcers will become infected, thus requiring hospitalization, and 1 in 5 will require an amputation that carries a high risk of mortality. Diabetes puts tremendous economic pressure on the United States healthcare system. In January 2011, the Centers for Disease Control and Prevention (CDC) reported the total costs (direct and indirect) of diabetes in the United States is $174 billion annually, and people with diagnosed diabetes have medical expenditures that are over two times higher than medical expenditures for people without diabetes. Hospitalization costs alone are $16,000 to $20,000 for a patient with a diabetic foot ulcer, and direct and indirect costs of an amputation range from $20,000 to $60,000 per patient. Advanced, cost-effective treatment modalities for diabetes and its comorbidities, including diabetic foot ulcers, are in great need globally, yet in short supply. According to the American Diabetes Association, by the year 2025 the prevalence of diabetes is expected to rise by 72% to 324 million people worldwide.

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

Developing Product Opportunities - Orthopedic

We launched the orthoPACE device in Europe, which is intended for use in orthopedic, trauma and sports medicine indications, following CE Marking in 2010. The device features four types of applicators including a unique applicator that is less painful for some indications and may reduce or completely eliminate anesthesia for some patients. In the orthopedic setting, the orthoPACE is being used to treat tendinopathies and acute and nonunion fractures, including the soft tissue surrounding the fracture to accelerate healing and prevent secondary complications and their associated treatment costs.

We believe there are significant opportunities in the worldwide orthopedic market, driven by aging baby boomers and their desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.

We have experience in the sports medicine field (which generally refers to the non-surgical and surgical management of cartilage, ligament and tendon injuries) through our legacy devices, OssaTron and Evotron. Common examples of these injuries include extremity joint pain, torn rotator cuffs (shoulder), tennis elbow, Achilles’ tendon tears and torn meniscus cartilage in the knee. Injuries to these structures are very difficult to treat because the body has a limited natural ability to regenerate these tissues. Cartilage, ligament and tendons seldom return to a pre-injury state of function.  Due to a lack of therapies that can activate healing and regenerate these tissues, many of these injuries will result in a degree of permanent impairment and chronic pain. Prior investigations and pre-clinical work indicate that PACE can activate various cell types and may be an important adjunct to the management of sports medicine injuries.

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

Non-Medical Uses For Our Shockwave Technology

We believe there are significant license/partnership opportunities for our shockwave technology in non-medical uses, including in the energy, water, food and industrial markets.

Due to their powerful pressure gradients and localized cavitational effects, we believe high-energy, acoustic pressure shockwaves can be used to clean, in an energy efficient manner, contaminated fluids from impurities, bacteria, viruses and other harmful micro-organisms, which provides opportunities for our technology in cleaning industrial and domestic/municipal waters. Based on the same principles of action of the shockwaves against bacteria, viruses and harmful micro-organisms, we believe our technology can be applied for cleaning or sterilization of various foods such as milk, natural juices and meats.

In the energy sector, we believe shockwaves can be used to improve oil recovery (IOR), as a supplement to or in conjunction with existing fracking technology, which utilizes high pressurized water/gases to crack the rocks that trap oil in the underground reservoir, through the use of our high-energy, acoustic pressure shockwaves to improve the efficiency and reduce the environmental impact of the fracking process. Furthermore, we believe our technology can be used for enhanced oil recovery (EOR) based on the changes in fluid flow characteristics resulting from shockwave stimulation, as a tertiary method of oil recovery from older oil fields.

Additionally, we believe high-energy, acoustic pressure shockwaves can disrupt biofilms and thus can be used to unclog pipes in the energy industry (shore or off-shore installations), food industry and water management industry, which will reduce or eliminate down times with significant financial benefits for maintenance of existing infrastructure.

Market Trends

We are focused on the development of regenerative medicine products that have the potential to address substantial unmet clinical needs across broad market indications. We believe there are limited therapeutic treatments currently available that directly and reproducibly activate healing processes in the areas in which we are focusing, particularly for wound care and repair of certain types of musculoskeletal conditions.

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

With the success of negative pressure wound therapy devices in the wound care market over the last decade and the recognition of the global epidemic associated with certain types of wounds, as well as deteriorating musculoskeletal conditions attributed to various disease states such as obesity, diabetes and ischemia due to vascular and heart disease, as well as sports injuries, we believe that Medicare and private insurers have become aware of the costs and expenditures associated with the adjunctive therapies being utilized for wound healing and orthopedic conditions with limited efficacies in full skin closure, or bone and tissue regeneration. We believe the wound healing and orthopedic markets are undergoing a transition, and market participants are interested in biological response activating devices that are applied noninvasively and seek to activate the body’s own capabilities for regeneration of tissue at injury sites in a cost-effective manner.

Strategy

Our primary objective is to be a leader in the development and commercialization of our shockwave technology, which utilizes noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE device for treating diabetic foot ulcers, which is in a final Phase III clinical study with possible FDA approval in 2015 subject to submission of satisfactory clinical study results.

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

The key elements of our strategy include the following:

●	Obtain FDA approval for our dermaPACE device to treat diabetic foot ulcers.

We are focusing initially on obtaining FDA approval for our lead product candidate, dermaPACE, for the wound care market, initially in the United States for diabetic foot ulcers which we believe represents a large, unmet need. The FDA has granted approval of our IDE Supplement to conduct a supplemental clinical trial of the dermaPACE device in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and we have enrolled over 90% of the minimum number of ninety patients in the clinical trial. Management expects to complete the minimum enrollment phase of the clinical study early in the second quarter of 2014 with patient follow-up for efficacy twelve weeks thereafter. Assuming positive clinical results, we will then submit the PMA to the FDA with expected FDA approval in 2015.

●	Develop and commercialize our noninvasive biological response activating devices in the regenerative medicine area for the treatment of tissue, musculoskeletal and vascular structures.

We intend to use our proprietary technologies and know-how in the use of high-energy, acoustic pressure waves in the shockwave spectrum to address unmet medical needs in wound care, orthopedic, plastic/cosmetic and cardiac indications, possibly through potential license and/or partnership arrangements.

●	License and seek partnership opportunities for our non-medical shockwave technology platform, know-how and extensive patent portfolio.

We intend to use our shockwave technology and know-how for non-medical uses, including energy, food, water and industrial markets, through license/partnership opportunities.

●	Support the global distribution of our products.

Our portfolio of products, the dermaPACE and orthoPACE, are CE Marked and sold through select distributors in certain countries in Europe, Canada, Asia and Asia/Pacific. Our revenues are from sales of the devices and related applicators in these markets. We currently do not have any commercial products available for sale in the United States. We intend to continue to add additional distribution partners in Europe and Asia/Pacific.

Scientific Advisors

We have established a network of advisors that brings expertise in wound healing, orthopedics, cosmetics, clinical and scientific research, and FDA experience. We consult our scientific advisors on an as-needed basis on clinical and pre-clinical study design, product development, and clinical indications.

We pay consulting fees to certain members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses. The amounts vary depending on the nature of the services. We paid our advisors aggregate consulting fees through the issuance of stock options in 2013 and 2012 and recorded stock based compensation expense of $64,000 and $27,750 for the years ended December 31, 2013 and 2012, respectively.

Sales, Marketing and Distribution

We do not have any commercial products available for sale in the United States. We currently do not have the sales or marketing resources required to commercialize our products in the United States. Following FDA approval, we intend to seek a development and/or commercialization partnership, or to commercialize a product ourselves. Outside the United States, we retain distributors to represent our products in selective international markets. These distributors have been selected based on their existing business relationships and the ability of their sales force and distribution capabilities to effectively penetrate the market with our PACE product line. We rely on these distributors to manage physical distribution, customer service and billing services for our international customers.

Manufacturing

We have developed a network of suppliers, manufacturers and contract service providers to provide sufficient quantities of our products.

We are party to a manufacturing supply agreement with Swisstronics Contract Manufacturing AG in Switzerland, a division of Cicor Technologies Ltd., covering the generator box component of our products. Our generator boxes are manufactured in accordance with applicable quality standards (EN ISO 13485) and applicable industry and regulatory standards. We produce the applicators and applicator kits for our products. In addition, we program and load software and perform the final product testing and certifications internally for all of our devices.

Our facility in Alpharetta, Georgia consists of 5,168 square feet and provides office, research and development, quality control, production and warehouse space. It is a FDA registered facility and is ISO 13485 certified (for meeting the requirements for a comprehensive management system for the design and manufacture of medical devices).

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

We are the assignee of nineteen issued United States patents and seven issued foreign patents which on average have remaining useful lives of ten years or longer. Our current issued United States and foreign patents include patent claims directed to particular electrode configurations, piezoelectric fiber shockwave devices, chemical components for shockwave generation and detachable therapy heads with data storage. Our United States patents also include patent claims directed to methods of using acoustic shockwaves, including shockwave devices such as our products, to treat ischemic conditions, spinal cord scar tissue and spinal injuries, body tissues under positive pressure, bone surface gaps, and, within particular treatment parameters, diabetic foot ulcers and pressure sores. While such patented method claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our method patents as compared to device and non-medical method patents.

We also currently maintain ten United States non-provisional patent applications and two foreign patent applications. Our patent-pending rights include inventions directed to certain shockwave devices and systems, ancillary products and components for shockwave treatment devices, and various methods of using acoustic pressure waves. Such patent-pending methods include, for example, using acoustic pressure waves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels and circulatory disorders, lymphatic disorders, cardiac tissue, fat and cellulite, cancer, blood and fluids sterilization, and to destroy pathogens. All of our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.

Under our license to HealthTronics, we reserve exclusive rights in our purchased portfolio as to orthopedic, tendonopathy, skin wounds, cardiac, dental and neural medical conditions and to all conditions in animals (Ortho Field). HealthTronics receives field-exclusive and sublicensable rights under the purchased portfolio as to (1) certain HealthTronics lithotripsy devices in all fields other than the Ortho Field, and (2) all products in the treatment of renal, ureteral, gall stones and other urological conditions (Litho Field). HealthTronics also receives non-exclusive and non-sublicensable rights in the purchased portfolio as to any products in all fields other than the Ortho Field and Litho Field.

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

As part of the sale of the veterinary business in June 2009, we have also granted certain exclusive and non-exclusive patent license rights to Pulse Veterinary Technologies, LLC under most of our patent portfolio issued before 2009 to utilize shockwave technologies in the field of non-human mammals.

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

We have the following trademark registrations:  SANUWAVE® (United States, European Community, Canada, Japan, Switzerland, Taiwan and under the Madrid Protocol), dermaPACE® (United States, European Community, Japan, South Korea, Switzerland, Taiwan and under the Madrid Protocol), angioPACE® (Australia, European Community and Switzerland), PACE® (United States, European Community, China, Hong Kong, Singapore, Switzerland, Taiwan), orthoPACE® (United States and European Community), and DAP® (United States).

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

Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products and product candidates, or to obtain and use information that we regard as proprietary. In enforcement proceedings in Switzerland, we are currently assisting HealthTronics as an informer of misappropriation by SwiTech and related third parties of intellectual property rights in legacy proprietary software and devices relating to assets we purchased from HealthTronics in August 2005. Such present or future actions against violations of our intellectual property rights may result in us incurring material expense and divert the attention of management.

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

Competition

We believe the advanced wound care market can benefit from our technology which up-regulates the biological factors that promote wound healing. Current technologies developed by Kinetic Concepts, Inc. (“KCI”), Organogenesis, Inc., Smith & Nephew plc, Derma Sciences, Inc., Molnlycke Health Care, and Systagenix Wound Management (US), Inc. manage wounds, but, in our opinion, do not provide the value proposition to the patients and care givers like our PACE technology has the potential to do. The leading medical device serving this market is the Vacuum Assisted Closure (“V.A.C.”) System marketed by KCI. The V.A.C. is a negative pressure wound therapy device that applies suction to debride and manage wounds.

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

●	Class I: general controls, such as labeling and adherence to quality system regulations;
●

Class II: special controls, pre-market notification (510(k)), specific controls such as performance standards, patient registries, and postmarket surveillance, and additional controls such as labeling and adherence to quality system regulations; and

●	Class III: special controls and approval of a pre-market approval (“PMA”) application.

Each of our product candidates require FDA authorization prior to marketing, by means of either a 510(k) clearance or a PMA approval. We are currently proceeding on the basis that dermaPACE is a Class III device requiring a PMA approval. To date, we have corresponded with the FDA pertaining to possible reclassification of PACE technology for certain indications within the Class II designation. The FDA continues to maintain that PACE should remain a Class III technology. Reclassification of the technology is possible but the path through the FDA for such reclassification will be lengthy and involved.

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

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive pre-clinical and clinical trial data. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with Quality System Regulation requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, an FDA advisory committee, typically a panel of clinicians and statisticians, is likely to be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. The FDA is not bound by the advisory panel decision. While the FDA often follows the panel’s recommendation, there have been instances where the FDA has not. If the FDA finds the information satisfactory, it will approve the PMA. The PMA approval can include post-approval conditions, including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

During the review of either a PMA application or 510(k) submission, the FDA may request more information or additional studies and may decide that the indications for which we seek approval or clearance should be limited. We cannot be sure that our product candidates will be approved or cleared in a timely fashion or at all. In addition, laws and regulations and the interpretation of those laws and regulations by the FDA may change in the future. We cannot foresee what effect, if any, such changes may have on us.

We do not anticipate device regulatory pathways via the 510(k) route with our current technology.  The FDA continues to stress that our products remain Class III, thus requiring the PMA approval pathway. In the past, the 510(k) pathway for product marketing required only the proof of significant equivalence in technology for a given indication with a previously cleared device.  Currently, there has been a trend of the FDA requiring additional clinical work to prove efficacy in addition to technological equivalence.  Thus, no matter which regulatory pathway we may take in the future towards marketing products in the United States, we will be required to provide clinical proof of device effectiveness.

Within the past few years, the FDA has released guidelines for the FDA’s reviewers to use during a product’s submission review process.  This guidance provides the FDA reviewers with a uniform method of evaluating the benefits verses the risks of a device when used for a proposed specific indication.  Such a benefit/risk evaluation is very useful when applied to a novel device or to a novel indication and provides the FDA with a consistent tool to document their decision process.  While intended as a guide for internal FDA use, the public availability of this guidance allows medical device manufacturers to use the review matrix to develop sound scientific and clinical backup to support proposed clinical claims and to help guide the FDA, through the decision process, to look at the relevant data. We intend to use this benefit/risk tool in our FDA submissions.

Obtaining medical device clearance, approval, or licensing in the United States or abroad can be an expensive process. The fees for submitting an original PMA to the FDA for consideration of device approval are substantial. Fees for supplement PMA’s are less costly but still can be substantial. International fee structures vary from minimal to substantial, depending on the country. In addition, we are subject to annual establishment registration fees in the United States and abroad. Device licenses require periodic renewal with associated fees as well. In the United States, there is an annual requirement for submitting device reports for Class III/PMA devices, along with an associated fee. Currently, we are registered as a Small Business Manufacturer with the FDA and as such are subject to reduced fees. If, in the future, our revenues exceed a certain annual threshold limit, we may not qualify for the Small Business Manufacturer reduced fee amounts and will be required to pay full fee amounts.

Clinical Trials of Medical Devices

One or more clinical trials are almost always required to support a PMA application and more recently are becoming necessary to support a 510(k) submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an IDE application to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board (IRB) has approved the study.

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

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	the FDA Quality Systems Regulation (QSR), which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;
●	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and
●	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product.

We continue to be subject to inspection by the FDA to determine our compliance with regulatory requirements, as are our suppliers, contract manufacturers, and contract testing laboratories.

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

Manufacturing cGMP Requirements

Manufacturers of medical devices are required to comply with FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practices (cGMP) set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-PMA approval inspection before we can use it. We and some of our third party service providers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

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

The primary regulatory environment in Europe is the European Union, which consists of 25 member states and 42 competent authorities encompassing most of the major countries in Europe. In the European Union, the European Medicines Agency (EMA) and the European Union Commission have determined that dermaPACE, orthoPACE, OssaTron and Evotron will be regulated as medical device products. These devices have been determined to be Class IIb devices. These devices are CE Marked and as such can be marketed and distributed within the European Economic Area.

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

European Good Manufacturing Practices

In the European Union, the manufacture of medical devices is subject to good manufacturing practice (GMP), as set forth in the relevant laws and guidelines of the European Union and its member states. Compliance with GMP is generally assessed by the competent regulatory authorities. Typically, quality system evaluation is performed by a Notified Body, which also recommends to the relevant competent authority for the European Community CE Marking of a device. The Competent Authority may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each device manufacturing facility must be audited on a periodic basis by the Notified Body. Further inspections may occur over the life of the product.

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

One of the components in the reimbursement decision by most private insurers and governmental payers, including the Centers for Medicare & Medicaid Services, which administers Medicare, is the assignment of a billing code. Billing codes are used to identify the procedures performed when providers submit claims to third party payers for reimbursement for medical services. They also generally form the basis for payment amounts. We will seek new billing codes for the wound care indications of our products as part of our efforts to commercialize such products.

The initial phase of establishing a professional billing code for a medical service typically includes applying for a CPT Category III code. This is a tracking code without relative value assigned that allows third party payers to identify and monitor the service as well as establish value if deemed medically necessary. The process includes CPT application submission, clinical discussion with Medical Professional Society CPT advisors as well as American Medical Association (AMA) CPT Editorial Panel review. A new CPT Category III code will be assigned if the AMA CPT Editorial Panel committee deems it meets the applicable criteria and is appropriate. In 2011, we received two CPT Category III codes for extracorporeal shock wave therapy (ESWT) in wound healing.

The secondary phase in the CPT billing code process includes the establishment of a permanent CPT Category I code in which relative value is analyzed and established by the AMA. The approval of this code, is based on, among other criteria, widespread usage and established clinical efficacy of the medical service.

There are also billing codes that facilities, rather than health care professionals, utilize for the reimbursement of operating costs for a particular medical service. For the hospital outpatient setting, the Centers for Medicare & Medicaid Services automatically classified the new ESWT wound healing CPT Category III codes into interim APC groups. The APC groups are services grouped together based on clinical characteristics and similar costs. An APC classification does not guarantee payment.

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

Research and Development

For the years ended December 31, 2013 and 2012, we spent $2,296,662 and $1,762,194, respectively, on research and development activities which primarily consist of clinical trial expenses for the dermaPACE diabetic foot ulcer clinical study in the United States.

Employees

As of March 24, 2014, we had a total of eleven (11) full time employees in the United States. Of these, six (6) were engaged in research and development which includes clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Item 1A. RISK FACTORS

Risks Related to our Business

We generate only minimal revenues and we continue to experience operating losses.

Since our inception, we have experienced recurring losses from operations. As of December 31, 2013, we had an accumulated deficit of $82,210,043. We generate only minimal revenues and we continue to experience operating losses. We anticipate that our operating losses will continue and we will continue to incur losses in future periods unless and until we are successful in significantly increasing our revenues and cash flow. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations.

We will be required to raise additional funds to finance the commercialization of the dermaPACE, assuming positive clinical results and FDA approval in 2015; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

The continuation of our business is dependent upon raising additional capital. Subsequent to year-end, on March 17, 2014, we completed a private offering of securities for an aggregate total purchase price of $9,280,000. As of December 31, 2013, we had cash and cash equivalents of $182,315 and negative working capital of $1,700,118. For the years ended December 31, 2013 and 2012, our net cash used by operating activities was $3,924,204 and $4,290,121, respectively. We need additional financial support for the commercialization of the dermaPACE, assuming positive clinical results and FDA approval in 2015, which may include: raising additional capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity; or selling all or a portion of our assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We will require additional capital to support development and continue our operations. Such additional capital may not be available on terms that are favorable to us, if at all. If we are unable to raise such additional funds, we may be forced to cease operations.

We have a history of losses and we may continue to incur losses and may not achieve or maintain profitability.

For the year ended December 31, 2013, we had a net loss of $11,299,721 and used $3,924,204 of cash in operations. For the year ended December 31, 2012, we had a net loss of $6,401,494 and used $4,290,121 of cash in operations. As of December 31, 2013, we had an accumulated deficit of $82,210,043 and a total stockholders' deficit of $6,127,881. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses as we continue to incur expenses related to seeking FDA approval for our dermaPACE device. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited and our long term viability may be threatened; however, if we do raise additional capital, your percentage ownership as a shareholder could decrease and constraints could be placed on the operations of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our capital stock, the issuance of convertible promissory notes, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009 and product sales. We will seek to obtain additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

A variety of factors could impact our need to raise additional capital, the timing of any required financings and the amount of such financings. Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

●	unforeseen developments during our clinical trials;
●	delays in timing of receipt of required regulatory approvals;
●	unanticipated expenditures in research and development or manufacturing activities;
●	delayed market acceptance of any approved product;
●	unanticipated expenditures in the acquisition and defense of intellectual property rights;
●	the failure to develop strategic alliances for the marketing of some of our product candidates;
●	additional inventory builds to adequately support the launch of new products;
●	unforeseen changes in healthcare reimbursement for procedures using any of our approved products;
●	inability to train a sufficient number of physicians to create a demand for any of our approved products;
●	lack of financial resources to adequately support our operations;
●	difficulties in maintaining commercial scale manufacturing capacity and capability;
●	unforeseen problems with our third party manufacturers, service providers or specialty suppliers of certain raw materials;
●	unanticipated difficulties in operating in international markets;
●	unanticipated financial resources needed to respond to technological changes and increased competition;
●	unforeseen problems in attracting and retaining qualified personnel;
●	enactment of new legislation or administrative regulations;
●	the application to our business of new court decisions and regulatory interpretations;
●	claims that might be brought in excess of our insurance coverage;
●	the failure to comply with regulatory guidelines; and
●	the uncertainty in industry demand and patient wellness behavior.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line through acquisitions or joint ventures. Any acquisition or joint venture would likely increase our capital requirements.

We are no longer able to rely on Prides Capital Partners, LLC and NightWatch Capital LLC for financial support, and as a result must rely on third parties for financing.

In the past, we have relied on Prides Capital Partners, LLC (together with its affiliates, “Prides Capital”) and NightWatch Capital LLC (together with its affiliates, “NightWatch Capital”) for the ongoing financial support necessary to operate our business. Neither Prides Capital nor NightWatch Capital currently provides us with financing or financial support, nor do they currently intend to provide us with any additional financing or financial support in the future. To the extent we must obtain financing to support our cash needs, we will be entirely reliant on unrelated third parties. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. We will require additional financing in the future, and additional financing may not be available at times, in amounts or on terms acceptable to us, or at all, which would have a material adverse effect on our business.

Our product candidates may not be developed or commercialized successfully.

Our product candidates are based on a technology that has not been used previously in the manner we propose and must compete with more established treatments currently accepted as the standards of care. Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use.

We are subject to the risks that:

●	the FDA or a foreign regulatory authority finds our product candidates ineffective or unsafe;
●	we do not receive necessary regulatory approvals;
●	the regulatory review and approval process may take much longer than anticipated, requiring additional time, effort and expense to respond to regulatory comments and/or directives;
●	we are unable to get our product candidates in commercial quantities at reasonable costs; and
●	the patient and physician community does not accept our product candidates.

In addition, our product development program may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

●	adverse or ambiguous results;
●	undesirable side effects that delay or extend the trials;
●	the inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials; and
●	regulatory delays or other regulatory actions.

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

Our strategy for the development, testing, manufacturing and commercialization of our technology for non-medical uses generally relies on establishing and maintaining collaborations with licensors and other third parties. We may not be able to obtain, maintain or expand these or other licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to obtain, maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to obtain, maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our technology for non-medical uses.

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

We currently purchase most of our product component materials from single suppliers. If we are unable to obtain product component materials and other products from our suppliers that we depend on for our operations, or find suitable replacement suppliers, our ability to deliver our products to market will likely be impeded, which could have a material adverse effect on us.

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

We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory agency, in well designed and conducted clinical trials, that the product candidate is safe and effective. If we are unable to demonstrate that a product candidate is safe and effective in advanced clinical trials involving large numbers of patients, we will be unable to submit the necessary application to receive regulatory approval to commercialize the product candidate. We face risks that:

●	the product candidate may not prove to be safe or effective;
●	the product candidate’s benefits may not outweigh its risks;
●	the results from advanced clinical trials may not confirm the positive results from pre-clinical studies and early clinical trials;
●	the FDA or comparable foreign regulatory authorities may interpret data from pre-clinical and clinical testing in different ways than us; and
●	the FDA or other regulatory agencies may require additional or expanded trials and data.

We are subject to extensive governmental regulation, including the requirement of FDA approval or clearance, before our product candidates may be marketed.

The process of obtaining FDA approval is lengthy, expensive and uncertain, and we cannot be sure that our product candidates will be approved in a timely fashion, or at all. If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition would likely be adversely affected. The FDA has determined that our technology and product candidates constitute “medical devices”, and are thus subject to review by the Center for Devices and Radiological Health. However, we cannot be sure that the FDA will not select a different center and/or legal authority for one or more of our other product candidates, in which case applicable governmental review requirements could vary in some respects and be more lengthy and costly.

Both before and after approval or clearance of our product candidates, we, our product candidates, our suppliers and our contract manufacturers are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions:

●	warning letters;
●	fines and other monetary penalties;
●	unanticipated expenditures;
●	delays in FDA approval and clearance, or FDA refusal to approve or clear a product candidate;
●	product recall or seizure;
●	interruption of manufacturing or clinical trials;
●	operating restrictions;
●	injunctions; and
●	criminal prosecutions.

In addition to the approval and clearance requirements, numerous other regulatory requirements apply, both before and after approval or clearance, to us, our products and product candidates, and our suppliers and contract manufacturers. These include requirements related to the following:

●	testing;
●	manufacturing;
●	quality control;
●	labeling;
●	advertising;
●	promotion;
●	distribution;
●	export;
●	reporting to the FDA certain adverse experiences associated with the use of the products; and
●	obtaining additional approvals or clearances for certain modifications to the products or their labeling or claims.

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

In addition, the time required to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the following:

●	the size of the patient population;
●	the nature of the clinical protocol requirements;
●	the availability of other treatments or marketed therapies (whether approved or experimental);
●	our ability to recruit and manage clinical centers and associated trials;
●	the proximity of patients to clinical sites; and
●	the patient eligibility criteria for the study.

We rely on third parties to conduct our dermaPACE clinical trial, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our device.

We have engaged a clinical research organization (CRO) and other third party vendors to assist in the conduct of our clinical trial for dermaPACE. There are numerous sources that are capable of providing these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our dermaPACE clinical trial, the commercial prospects for the product could be harmed and our ability to generate product revenue would be delayed or prevented. Any failure of our CRO and other third party vendors to successfully accomplish clinical trial monitoring, data collection, safety monitoring and data management and the other services it provides for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to complete clinical development of our product and obtain regulatory approval. Problems with the timeliness or quality of the work of our CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our clinical trial, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trial in an acceptable manner and at an acceptable cost.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

Regulatory approval of our product candidates may be withdrawn at any time.

After regulatory approval has been obtained for medical device products, the product and the manufacturer are subject to continual review, including the review of adverse experiences and clinical results that are reported after our products are made available to patients, and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions, or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, such studies may involve significant time and expense.

The manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA or other regulatory authorities, as applicable. The discovery of any new or previously unknown problems with the product or facility may result in restrictions on the product or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA or other regulatory authority requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA or other regulatory authority, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

Federal regulatory reforms may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced in the United States Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes on us, if any, may be.

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

We believe that, in the future, reimbursement for any of our products or product candidates may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third party payers may adversely affect the demand for our products currently under development and limit our ability to sell our products on a profitable basis. In addition, third party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our approved products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our approved products would be impaired and our future revenues, if any, would be adversely affected.

Healthcare policy changes, including the recently enacted legislation to reform the United States healthcare system, may have a material adverse effect on us.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the PPACA), which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the biotechnology and medical device industries. The PPACA includes, among other things, the following measures:

•	a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, beginning in 2013;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research;

•

payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models;

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

Our commercial success depends to a significant degree on our ability to:

●	obtain and/or maintain protection for our product candidates under the patent laws of the United States and other countries;
●	defend and enforce our patents once obtained;
●	obtain and/or maintain appropriate licenses to patents, patent applications or other proprietary rights held by others with respect to our technology, both in the United States and other countries;
●	maintain trade secrets and other intellectual property rights relating to our product candidates; and
●	operate without infringing upon the patents, trademarks, copyrights and proprietary rights of third parties.

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

●

we or the owners or other inventors of the patents that we own or that have been licensed to us, or that may be issued or licensed to us in the future, were the first to file patent applications or to invent the subject matter claimed in patent applications relating to the technologies upon which we rely;

●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
●	any of our patent applications will result in issued patents;
●

the patents and the patent applications that we own or that have been licensed to us, or that may be issued or licensed to us in the future, will provide a basis for commercially viable products or will provide us with any competitive advantages, or will not be challenged by third parties;

●	the patents and the patent applications that have been licensed to us are valid and enforceable;
●	we will develop additional proprietary technologies that are patentable;
●	we will be successful in enforcing the patents that we own or license and any patents that may be issued or licensed to us in the future against third parties;
●	the patents of third parties will not have an adverse effect on our ability to do business; or
●	our trade secrets and proprietary rights will remain confidential.

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

In addition, enforcing the patents that we own or license and any patents that may be issued to us in the future against third parties may require significant expenditures regardless of the outcome of such efforts. Our inability to enforce our patents against infringers and competitors may impair our ability to be competitive and could have a material adverse effect on our business.

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

Risks Related to our Common Stock

Prides Capital and NightWatch Capital have significant influence over our business affairs and may have conflicts of interest with us or you in the future.

As of March 24, 2014, Prides Capital owned 21.8% of our outstanding common stock and Kevin A. Richardson, II, who is managing partner of Prides Capital, beneficially owned 26.3% of our outstanding common stock. In addition, as of March 24, 2014, NightWatch Capital owned 4.5% of our outstanding common stock and John F. Nemelka, who is managing partner of Nightwatch Capital, beneficially owned 4.6% of our outstanding common stock. Mr. Richardson was appointed by Prides Capital and Mr. John Nemelka was appointed by NightWatch Capital to serve on our board of directors. For as long as Prides Capital and NightWatch Capital own a significant percentage of our outstanding stock, even if less than a majority, Prides Capital and NightWatch Capital will be able to control and exercise significant influence over our business affairs, including the general strategic direction of our business, the incurrence of indebtedness by us, the issuance of any additional equity securities, the repurchase of equity securities and the payment of dividends, and will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including mergers, consolidations, sales or dispositions of assets, reductions in share capital, other business combinations and amendments to our articles of incorporation. Prides Capital and NightWatch Capital may take actions with which you do not agree, including actions that delay, defer or prevent a change in control of our company or that could adversely affect the market price of our common stock. In addition, they may take other actions that might be favorable to them, but not favorable to us or our other shareholders. Also, if either Prides Capital or NightWatch Capital sells all or a portion of its interest in us, it may cause the price of our common stock to decrease.

Our stock price is volatile.

The market price of our common stock is volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	our ability to obtain additional financing and, if available, the terms and conditions of the financing;
●	changes in the timing of clinical trial enrollment, the results of our clinical trials and regulatory approvals for our product candidates or failure to obtain such regulatory approvals;
●	changes in our industry;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	period-to-period fluctuations in our operating results;
●	new regulatory requirements and changes in the existing regulatory environment; and
●	general economic conditions and other external factors.

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

To date, there has been a limited trading market for our common stock and we cannot predict how liquid the market for our common stock might become. Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB), which is an inter-dealer, over-the-counter market that provides significantly less liquidity than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market exists. The market price for our common stock is subject to volatility and holders of our common stock may be unable to resell their shares at or near their original purchase price, or at any price. In the absence of an active trading market:

●	investors may have difficulty buying and selling, or obtaining market quotations for our common stock;
●	market visibility for our common stock may be limited; and
●	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Trading for our common stock is limited under the SEC’s penny stock regulations, which has an adverse effect on the liquidity of our common stock.

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended (Exchange Act). Under this rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker-dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

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

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

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

The rights of the holders of common stock may be impaired by the potential conversion of the Series A Convertible Preferred Stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock.

On March 14, 2014, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series A Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 6,175 shares of our preferred stock as Series A Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Convertible Preferred Stock are entitled to convert each share of Series A Preferred Stock into 2,000 shares of common stock. Holders of the Series A Preferred Stock are entitled to vote on all matters affecting the holders of the common stock of the Company on an “as converted” basis, provided that the holder of such Series A Preferred Stock does not hold in excess of 9.99% of our common stock at the time of measurement.

Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our operations, production and research and development office is in a leased facility in Alpharetta, Georgia, consisting of 5,168 square feet of space under a lease which expires on October 31, 2015. Under the terms of the lease, we pay monthly rent of $8,760, subject to adjustment on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount.

Item 3. LEGAL PROCEEDINGS

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

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Iteem 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCBB under the symbol “SNWV”.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the OTCBB. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions:

	Price Range
	High	Low
2013
First Quarter	$0.95	$0.16
Second Quarter	$1.59	$0.60
Third Quarter	$0.90	$0.45
Fourth Quarter	$0.82	$0.64

	Price Range
	High	Low
2012
First Quarter	$0.53	$0.30
Second Quarter	$0.49	$0.24
Third Quarter	$0.44	$0.22
Fourth Quarter	$0.30	$0.09

Holders of Common Stock

As of March 24, 2014, there were 90 holders of record of the Company’s common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	8,366,830	$1.17	1,235,522
Total	8,366,830	$1.17	1,235,522

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

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to three years, and have a ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company.

Item 6. SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies”.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a shockwave technology company using a patented system of noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the demaPACE® device, used for treating diabetic foot ulcers, which is in a supplemental Phase III clinical study with possible FDA approval in 2015, subject to submission of satisfactory clinical study results.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. We currently do not market any commercial products for sale in the United States. We generate our revenues from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe and Asia. Our lead product candidate for the global wound care market, dermaPACE, has received the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.

We are focused on developing our Pulsed Acoustic Cellular Expression (PACE) technology to activate healing in:

●	wound conditions, including diabetic foot ulcers, venous and arterial ulcers, pressure sores, burns and other skin eruption conditions;
●

orthopedic applications, such as eliminating chronic pain in joints from trauma, arthritis or tendons/ligaments inflammation, speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, and other potential sports injury applications;

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

Recent Developments

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and we have enrolled over 90% of the minimum number of ninety patients in the clinical trial. Management expects to complete the minimum enrollment phase of the clinical study early in the second quarter of 2014 with patient follow-up for efficacy twelve weeks thereafter. Assuming positive clinical results, we will then submit the PMA to the FDA with expected FDA approval in 2015.

The double-blind, multi-center, randomized, sham-controlled, parallel group clinical trial plan incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the pivotal trial (discussed below).  Similar to the pivotal trial, four (4) dermaPACE procedures are administered during the first two weeks following subject enrollment. In the current trial, however, up to four (4) additional dermaPACE procedures are delivered bi-weekly, between weeks 4 and 10 following subject enrollment, which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE over that observed in the first clinical trial.

We worked closely with the FDA to amend the protocol and develop the statistical plan for the supplemental clinical study. A substantial component of this work involved using Bayesian statistical principles to define the dermaPACE treatment benefit established in our previously conducted pivotal study. Bayesian designs are supported by the FDA where there is strong prior evidence that can be incorporated into the clinical study design. By incorporating the prior positive information regarding complete wound closure after one treatment cycle into the design of the current study, substantially fewer patients are required than would otherwise be the case while still ensuring adequate statistical power. This approach saves significant time and preserves scientific rigor.

The supplemental clinical study will incorporate an independent group of medical professionals who will independently adjudicate wound closure of individual patients and correspond with the respective principal investigator if their decisions contradict the decisions made by the principal investigator to make a final determination on the state of closure of the wound.

Importantly, the study design allows for controlled interim monitoring of the data by an independent Data Monitoring Committee (DMC) to determine whether study success has been achieved.  We anticipate that the first analysis of the success of the study will occur after 90 patients have completed the 12-week primary efficacy evaluation period. If study data achieves pre-defined statistical and clinical success criteria associated with wound closure favoring dermaPACE, then the clinical trial can be stopped, and we will submit a PMA for approval. This provision has been established in order to monitor the progress of the trial and ensure its alignment with our statistical plan, or to increase the sample size should additional subjects be needed to demonstrate study success, or stop the trial if study success is deemed unattainable.

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

A summary of the key study findings were as follows:

●

Patients treated with dermaPACE showed a strong positive trend in the primary endpoint of 100% wound closure. Treatment with dermaPACE increased the proportion of diabetic foot ulcers that closed within 12 weeks by 36%, although the rate of complete wound closure between dermaPACE and sham-control at 12 weeks in the intention-to-treat (ITT) population was not statistically significant at the 95% confidence level used throughout the study (p=0.363). There were 22 out of 107 (21%) dermaPACE subjects who achieved complete wound closure at 12 weeks compared with 15 out of 99 (15%) sham-control subjects.

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

In its December 2011 letter, the FDA cited, among other deficiencies, the dermaPACE study’s failure to meet the study’s primary endpoint of 100% wound closure compared with sham-control at the 12-week time point. Among the letter’s recommendations to address the deficiency was for us to design and conduct another clinical trial using the findings from any subgroup(s) that may support the safety and effectiveness of the dermaPACE device. We evaluated the comments in the FDA’s letter and after further analyses of the clinical data and informal, non-binding interaction with the FDA, we decided to conduct supplemental clinical work, as discussed above.

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At December 31, 2013, we had cash and cash equivalents totaling $182,315 and a net working capital deficit of $1,700,118.  Subsequent to year-end, on March 17, 2014, we completed a private offering of securities for an aggregate total purchase price of $9,280,000.  In addition, we raised $815,000 through the issuance of unsecured 18% convertible promissory notes in the first quarter of 2014, which by their terms, converted into equity at the same terms as the private offering on March 17, 2014. Management believes that these funds less current payments for accounts payable and accrued liabilities will support our operations into the third quarter of 2015. We expect to complete the dermaPACE clinical trial and, assuming positive clinical results, submit the PMA to the FDA with FDA approval in 2015.

Management expects the cash used in operations for the Company in 2014 will be approximately $550,000 to $650,000 per month through July 2014 as substantial resources are devoted to the patient enrollment and follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and will be approximately $450,000 to $550,000 per month thereafter.

We do not currently generate significant recurring revenue and will require additional capital in the second half of 2015 to commercialize the dermaPACE, assuming positive clinical study results and FDA approval. Should we not be successful in obtaining FDA approval, we will need to explore strategic alternatives and obtain additional financing to sustain operations.  We may raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of the Company's assets.  These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us.

Since our inception, we have incurred losses from operations each year. As of December 31, 2013, we had an accumulated deficit of $82,210,043. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process.

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business”.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to the recording of the allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, the determination of the valuation allowance for deferred taxes, the estimated fair value of stock-based compensation, and the estimated fair value of intangible assets. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

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

Research and Development Costs

We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers and other vendors and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.

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

Results of Operations for the Years ended December 31, 2013 and 2012

Revenue and Cost of Revenues

Revenue for the year ended December 31, 2013 was $800,029, compared to $769,217 for the same period in 2012, an increase of $30,812, or 4%. Revenue resulted primarily from sales in Europe, Asia and Asia/Pacific of our dermaPACE and orthoPACE devices and related applicators. The increase in revenue for 2013 is primarily due to an increase in sales of applicators for 2013 as a result of more devices in use.

Cost of revenue for the year ended December 31, 2013 were $189,791, compared to $220,257 for the same period in 2012. Gross profit as a percentage of revenue was 76% for the year ended December 31, 2013, compared to 71% for the same period in 2012. The increase in gross profit as a percentage of revenue in 2013 was due to increased sales of applicators in 2013, as compared to 2012, which have a higher margin.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2013 were $2,296,662, compared to $1,762,194 for the same period in 2012, an increase of $534,468, or 30%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development expenses in 2013 included $1,333,741 in expenses associated with the dermaPACE clinical trial including the costs for our clinical research organization and the clinical site costs related to the patients enrolled during the year as compared to $177,307 for the same period in 2012. This increase in expenses was offset by the reductions in headcount in November 2012 which resulted in a decrease in expense in 2013, as compared to the prior period in 2012, of $670,742.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2013 were $3,963,206, as compared to $4,521,957 for the same period in 2012, a decrease of $558,751, or 12%. General and administrative expenses include non-cash stock-based compensation of $636,122 and $1,391,316 for the years ended December 31, 2013 and 2012, respectively, and non-cash cost for stock issued for consulting services of $1,014,267 and $0 for the years ended December 31, 2013 and 2012, respectively. The decrease in non-cash stock-based compensation of $755,194, or 54%, was primarily due to the stock options granted in November 2012 to the former President and Chief Executive Officer upon his resignation and the vesting of all his outstanding, unvested options at that time. See “Part III – Item 11” of this Annual Report on Form 10-K. The increase in non-cash cost for stock issued for consulting services was primarily due to financial and investors relations consultants utilized in 2013.

Excluding the non-cash costs for stock-based compensation and consulting services above, general and administrative expenses were $2,312,817 for the year ended December 31, 2013, as compared to $3,130,641 for the same period in 2012, a decrease of $817,824, or 26%. The decrease in general and administrative expenses is primarily due to a reduction in headcount in November 2012 which resulted in a decrease in expense in 2013, as compared to 2012.

Depreciation and Amortization

Depreciation for the year ended December 31, 2013 was $19,575, compared to $20,375 for the same period in 2012, a decrease of $800, or 4%.

Amortization for the year ended December 31, 2013 was $306,756, compared to $306,757 for the same period in 2012.

Other Income (Expense)

Other income (expense) was a net expense of $5,978,821 for the year ended December 31, 2013 as compared to a net expense of $339,171 for the same period in 2012, an increase of $5,639,650 in the net expense. The increase in the net expense in 2013 was due to a non-cash loss of $2,373,813 for the embedded conversion feature of the Senior Secured Notes which were converted to equity during the third quarter of 2013, a non-cash loss on extinguishment of the Senior Secured Notes of $1,073,572 for the fair value of the warrants issued to the note holders, and $2,178,390 in non-cash amortization expense of the debt discount on the embedded conversion feature of the Senior Secured Notes and interest expense on the Senior Secured Notes.

Provision for Income Taxes

At December 31, 2013, we had federal net operating loss carryforwards of $59,299,144 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the year ended December 31, 2013 was $11,299,721, or ($0.40) per basic and diluted share, compared to a net loss of $6,401,494, or ($0.30) per basic and diluted share, for the same period in 2012, an increase in the net loss of $4,898,227, or 76%. The increase in the net loss was primarily a result of the non-cash increase in the net expense for other income (expense) of $5,639,650 for 2013, as compared to 2012, for the accounting for the Senior Secured Notes which were converted to equity in the third quarter of 2013.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $182,315 and negative working capital of $1,700,118. For the years ended December 31, 2013 and 2012, the net cash used by operating activities was $3,924,204 and $4,290,121, respectively. We incurred a net loss of $11,299,721 and $6,401,494 for the years ended December 31, 2013 and 2012, respectively.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  Subsequent to year-end, on March 17, 2014, we completed a private offering of securities for an aggregate total purchase price of $9,280,000.  In addition, we raised $815,000 through the issuance of unsecured 18% convertible promissory notes in the first quarter of 2014, which by their terms, converted into equity at the same terms as the private offering on March 17, 2014. Management believes that these funds less current payments for accounts payable and accrued liabilities will support our operations into the third quarter of 2015. We expect to complete the dermaPACE clinical trial and, assuming positive clinical results, submit the PMA to the FDA with FDA approval in 2015. Management expects the cash used in operations for the Company in 2014 will be approximately $550,000 to $650,000 per month through July 2014 as substantial resources are devoted to the patient enrollment and follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and will be approximately $450,000 to $550,000 per month thereafter.

We do not currently generate significant recurring revenue and will require additional capital in the second half of 2015 to commercialize the dermaPACE, assuming positive clinical study results and FDA approval. Should we not be successful in obtaining FDA approval, we will need to explore strategic alternatives and obtain additional financing to sustain operations.  We may raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of the Company's assets.  These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us.

In September, October and December 2013, in conjunction with offerings of securities (the “Private Placements”) of the Company, pursuant to an exemption from registration under the Act, we issued 1,043,646 units (as described below) to certain “accredited investors,” as that term is defined in SEC Rule 501 under the Act, for an aggregate total purchase price of $626,188. Each unit was sold to the accredited investors at a purchase price of $0.60 per unit. Each unit in the Private Placements consists of; (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock, at an exercise price of $0.85.

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

For the years ended December 31, 2013 and 2012, net cash used by operating activities was $3,924,204 and $4,290,121, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the year ended December 31, 2013, as compared to the same period for 2012, of $365,917, or 8%, was primarily due to reductions in headcount in November 2012 which resulted in decreased operating expenses in 2013, as compared to 2012, partially offset by the increase in research and development expenses for clinical study related costs as a result of the start of the patient enrollment phase of the dermaPACE clinical trial for treating diabetic foot ulcers in 2013. Net cash provided by financing activities for the years ended December 31, 2013 and 2012 was $4,035,122 and 450,424, respectively, which in 2013 primarily consisted of the net proceeds from the subscriptions payable for Senior Secured Notes of $1,570,000, net proceeds from the public offering of $1,517,450 and proceeds from the private offerings of $626,188. Net cash provided by financing activities for 2012 primarily consisted of the proceeds received for subscriptions for the Senior Secured Notes of $430,000. Cash and cash equivalents increased by $111,990 for the year ended December 31, 2013. Cash and cash equivalents decreased by $3,839,058 for the year ended December 31, 2012.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable.

In April 2007, we entered into a lease agreement for the production and research and development office for 5,168 square feet of space. Under the terms of the lease, we pay monthly rent of $8,760, as adjusted on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount. The initial term of the lease expired on July 31, 2010, and we extended the lease until October 31, 2015.

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

In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, Inc., we issued two notes to HealthTronics, Inc. for $2,000,000 each. The notes bear interest at 6% annually. Quarterly interest through June 30, 2010 was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest on the notes not payable until August 2015 totaled $1,372,743 at December 31, 2013 and 2012.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. As a result of such assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position Held
Joseph Chiarelli	67	Chief Executive Officer and director
Barry J. Jenkins	51	Chief Financial Officer and COO
Kevin A. Richardson, II	45	Director, Chairman
John F. Nemelka	48	Director
Alan L. Rubino	59	Director

Joseph Chiarelli joined the Company as Chief Executive Officer and a director in February of 2013. Mr. Chiarelli brings to our board of directors a broad array of financial knowledge for healthcare and other industries. Prior to joining the Company, he was Senior Managing Director for Auriga Capital Management where he was responsible for financial advisory, business development and a healthcare hedge fund from 2011 to February 2013. Previously, from 2008 to 2011, he was Managing Director of Chiarelli & Company, a firm providing strategic and financial advice to emerging and small companies. Mr. Chiarelli was Senior Managing Director for Wall Street Access where he managed a healthcare joint venture and independent healthcare research from 2007 to 2008. Previously, from 2005 to 2007, he was Chairman of the board of directors of Clarent Hospital Corporation, a hospital management firm. Mr. Chiarelli was a Senior Equity Investment Analyst at Oppenheimer & Co. Inc. where he managed the healthcare research team from 2003 to 2005. Previously, from 2002 to 2003, he was Managing Director of Blaylock & Partners, LP. Mr. Chiarelli was with JPMorgan Chase & Co. (“JPM”) from 1981 to 2001 where he developed much of his healthcare industry knowledge while he was responsible for three healthcare sectors as the Senior Investment Research Analyst. Prior to his assignment to healthcare, he served in a number of senior positions across JPM, including being Chief Financial Officer of two large independent subsidiaries, J.P. Morgan Delaware and Morgan Securities Services Corporation. Mr. Chiarelli is a Colonel in the USAFR and a member of the board of directors of a private healthcare device company. He graduated from Manhattan College with a BBA in Accounting, earned an MBA in Management/Finance from the University of Hawaii, graduated from the Cornell University Executive Development Program, and is a graduate of Air War College. He is a certified public accountant and holds FINRA licenses 7, 24, 63, 86, and 87.

Barry J. Jenkins joined the Company as Chief Financial Officer in September of 2009 and joined SANUWAVE, Inc. as Chief Financial Officer in April of 2006. In November 2012, Mr. Jenkins was appointed to perform the functions of Chief Operating Officer of the Company. Prior to joining SANUWAVE, Inc., he served as Chief Financial Officer for the Benefit Services Division of Automatic Data Processing, Inc. from March of 2005 to April of 2006. Previously, he was the Chief Financial Officer of Snowden Pencer, Inc. from January of 2002 to November of 2004. Mr. Jenkins is a certified public accountant with over 30 years of financial management experience and a cum laude graduate of Virginia Tech.

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

John F. Nemelka joined the Company as a member of the board of directors in October of 2009 and joined SANUWAVE, Inc. as a member of the board of directors in August of 2005.  Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and has served as its Managing Principal since its incorporation in July 2001. From 1997 to 2000, he was a Principal at Graham Partners, a private investment firm and affiliate of the privately-held Graham Group. From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group.   He also serves on the Board of Directors of a public specialized finance company with a specific focus on opportunities in the global healthcare sector, SWK Holdings.  Mr. Nemelka brings to our board of directors a diverse background with both financial and operations experience.  He holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania.

Alan L. Rubino joined the Company as a member of the board of directors in September of 2013. Mr. Rubino has served as President and Chief Executive Officer of Emisphere Technologies, Inc. since September, 2012. Previously, Mr. Rubino served as the CEO and President of New American Therapeutics, Inc., CEO and President of Akrimax Pharmaceuticals, LLC., and President and COO of Pharmos Corporation. Mr. Rubino has continued to expand upon a highly successful and distinguished career that included Hoffmann-La Roche Inc. where he was a member of the U.S. Executive and Operating Committees and a Securities and Exchange Commission (SEC) corporate officer. During his Roche tenure, he held key executive positions in marketing, sales, business operations, supply chain and human resource management, and was assigned executive committee roles in marketing, project management, and globalization. Mr. Rubino also held senior executive positions at PDI, Inc. and Cardinal Health. He holds a BA in economics from Rutgers University with a minor in biology/chemistry and completed post-graduate educational programs at the University of Lausanne and Harvard Business School. Mr. Rubino serves on the boards of Aastrom Biosciences, Inc. and Genisphere, LLC and is also on the Rutgers University Business School Board of Advisors.

CORPORATE GOVERNANCE AND BOARD MATTERS

The Company adopted a formal Corporate Governance policy in January 2012 which included establishing formal board committees and a code of conduct for the board of directors and the Company.

The Board of Directors

Recent Developments

As a result of the resignation of four board members during 2012 for personal reasons and not attributable to any disagreement with the Company on any matter, the Company’s current board of directors consists of four members, one of whom has been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The Company added one independent director to the board of directors in 2013 and expects to add additional independent directors in 2014.

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

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. As a result of the resignation of four board members during 2012, the Company’s current board of directors consists of four members, only one of whom have been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The Company added one independent director to the board of directors in 2013 and expects to add additional independent directors in 2014.

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

Audit Committee

The current members of the Company’s audit committee are Kevin A. Richardson, II, John F. Nemelka and Alan L. Rubino. Mr. Richardson, who chairs the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC. Pursuant to the Company’s Audit Committee Charter, the audit committee is required to consist of at least two independent directors. The Company currently only has one independent director. The board of directors has determined that Mr. Richardson and Mr. Nemelka are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add additional independent directors to the board of directors in 2014.

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

Compensation Committee

The current members of the Company’s compensation committee are Kevin A. Richardson, II, John F. Nemelka and Alan L. Rubino. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers. Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors. The Company currently only has one independent director. The board of directors has determined that Mr. Richardson and Mr. Nemelka are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add additional independent directors to the board of directors in 2014.

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

Nominating and Corporate Governance Committee

The current members of the Company’s nominating and corporate governance committee are Kevin A. Richardson, II, John F. Nemelka and Alan L. Rubino. Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors. The Company currently only has one independent director. The board of directors has determined that Mr. Richardson and Mr. Nemelka are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add additional independent directors to the board of directors in 2014.

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2013, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2013 and 2012

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph Chiarelli Chief Executive Officer and director	2013 2012	$171,794(1) -	- -	- -	$465,000(3) -	- -	- -	$4,645 -	$641,438 -
Kevin A. Richardson, II Chairman of the Board and Active Chief Executive Officer (principal executive officer)	2013 2012	- (1) -	- -	- -	- -	- -	- -	- -	- -
Barry J. Jenkins Chief Financial Officer and COO (principal financial officer)	2013 2012	$245,417 $245,417	- -	- -	$161,172(3) -	- -	- -	$18,220 $18,316	$424,809 $263,733
Christopher M. Cashman Former Chief Executive Officer and President	2013 2012	- $328,237(2)	- -	- -	- -	- -	- -	- $784,315(5)	- $1,112,552

(1) Mr. Chiarelli joined the Company as Chief Executive Officer in February 2013. Mr. Richardson has been the Company’s Chairman of the Board since the Company’s inception and, effective November 7, 2012, he assumed the additional position of Active Chief Executive Officer until Mr. Chiarelli joined the Company as Chief Executive Officer in February 2013. Mr. Richardson did not receive compensation for being Active Chief Executive Officer.

(2) Salary through resignation date of November 7, 2012.

(3) This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.

(4) Includes health, dental, life and disability insurance premiums and employer 401(k) matching contributions.

(5) This dollar amount includes the full fair value of the severance payments for Mr. Cashman and the full fair value at date of grant of the stock options issued to Mr. Cashman in his severance agreement. Severance payments totaling $542,269 at December 31, 2012 were accrued for accounting purposes and are included in the total, however they will be paid in future periods.

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

Stock Incentive Plan

On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”). On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to four years, and have a maximum ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company. The Stock Incentive Plan had 5,000,000 shares of common stock reserved for grant at December 31, 2012. In February 2013, the Company amended the Stock Incentive Plan to increase the shares of common stock reserved for grant to 8,500,000.

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

On December 31, 2013, there were 1,235,522 shares of common stock available for grant under the Stock Incentive Plan. For the years ended December 31, 2013 and 2012, there were 3,072,759 and 1,050,000 options granted to the Company’s executive officers under the Stock Incentive Plan, respectively.

Outstanding Equity Awards at 2013 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph Chiarelli (Chief Executive Officer and director)	375,000 (1)	1,875,000(1)	-	$0.35	02/21/2018	-	-	-	-
Barry J. Jenkins (Chief Financial Officer and COO)	274,253(2)	548,506(2)	-	$0.35	02/21/2023	-	-	-	-

(1) The options were granted on February 21, 2013 and 375,000 shares vested upon the grant date. The remaining shares will vest when the following events occur: (i) 375,000 shares at the consummation of a financing resulting in gross proceeds to the Company of no less than $5.0 million at a price per share of not less than $0.35; (ii) 375,000 shares at execution and delivery by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1.0 million and the Company has received payment of at least $250,000;(iii) 375,000 shares at the approval by the FDA for the use of the dermaPACE; and (iv) 750,000 shares in the event the Company achieves the three previous milestones by February 21, 2015 and the term of the employment agreement is not extended by the Company.

(2) On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. The Company cancelled 672,759 options which were previously granted to Mr. Jenkins. The Company granted Mr. Jenkins 822,759 options on February 21, 2013 which vests one-third at grant date, one-third on February 21, 2014 and one-third on February 21, 2015.

Director Compensation Table for Fiscal 2013

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph Chiarelli (1)	-	-	-	-	-	-	-
John F. Nemelka	$16,000	-	$29,209	-	-	-	$45,209
Kevin A. Richardson, II	$16,000	-	$29,209	-	-	-	$45,209
Alan L. Rubino(2)	$5,333	-	$60,000	-	-	-	$65,333

(1)	Joseph Chiarelli, our Chief Executive Office, who is a member of our board of directors, has been omitted from this table since he received no compensation for serving on our board of directors.
(2)	Alan L. Rubino joined the Company’s board on September 3, 2013.

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2013: Kevin A. Richardson, II – 115,000, John F. Nemelka – 115,000 and Alan L. Rubino – 100,000.

Discussion of Director Compensation

Effective January 1, 2013, the Company began to compensate its three outside directors at an annual rate of $16,000 each. On September 3, 2013, the Company issued 100,000 options to purchase the Company’s common stock at $0.65 per share to non-employee director Alan L. Rubino. On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. Kevin A. Richardson, II, and John F. Nemelka, each cancelled 15,000 options and were each issued 115,000 options at an exercise price of $0.35 per share.

The Company did not pay any director cash or stock-based compensation for serving on our board of directors during the fiscal year ended December 31, 2012.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

               RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 24, 2014, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

	Number of Shares	Percent of
	Beneficially	Shares
Name of Beneficial Owner (1)	Owned (2)	Outstanding
Joseph Chiarelli (3)	1,073,334	2.3%
Barry J. Jenkins (4)	754,256	1.6%
Kevin A. Richardson, II (5)	12,789,007	26.3%
John F. Nemelka (6)	2,185,536	4.6%
Alan L. Rubino (7)	100,000	0.2%
David N. Nemelka (8)	5,048,510	9.9%
Christopher M. Cashman (9)	3,797,002	7.5%
Prides Capital Fund I, LP (10)	10,520,077	21.8%
NightWatch Capital Partners II, LP (11)	2,108,369	4.5%
All directors and executive officers as a group (5 persons)	16,902,133	33.5%

(1) Unless otherwise noted, each beneficial owner has the same address as us.

(2) Applicable percentage ownership is based on 46,796,519 shares of common stock outstanding as of March 24, 2014, “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of March 24, 2014. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(3) Includes options to purchase up to 750,000 shares of common stock and warrants to purchase up to 201,667 shares of common stock.

(4) Includes options to purchase up to 548,506 shares of common stock and warrants to purchase up to 3,508 shares of common stock.

(5) Includes options to purchase up to 76,667 shares of common stock and warrants to purchase up to 293,947 shares of common stock. In addition, this amount includes 9,081,989 shares of common stock and warrants to purchase 1,438,088 shares of common stock owned directly by Prides Capital Fund I, L.P. Prides Capital Partners LLC is the general partner of Prides Capital Fund I, L.P. and Mr. Richardson is the controlling shareholder of Prides Capital Partners LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. Richardson has also been deputized by Prides Capital Partners LLC to serve on the board of directors of the Company. Mr. Richardson disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(6) Includes options to purchase up to 76,667 shares of common stock. In addition, this amount includes 1,904,145 shares of common stock and warrants to purchase 204,224 shares of common stock owned directly by NightWatch Capital Partners II, L.P. NightWatch Capital Management, LLC, is the general partner of NightWatch Capital Partners II, L.P. and Mr. John Nemelka is the controlling shareholder of NightWatch Capital Management LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. John Nemelka has also been deputized by NightWatch Capital Management LLC to serve on the board of directors of the Company. Mr. John Nemelka disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(7) Consists of options to purchase up to 100,000 shares of common stock.

(8) Based solely on information contained in filings on Schedule 13D, as amended, and on Form 4s, made with the SEC by the reporting person, and on records of the Company. Includes a subscription agreement to purchase 3,600,000 shares of common stock at $0.25 per share no later than May 27, 2014 and warrants to purchase up to 443,510 shares of common stock. The principal address of David N. Nemelka is 2662 Stonebury Loop Road, Springville, UT 84663.

(9) Based on records of the Company, includes options to purchase up to 3,788,186 shares of common stock and warrants to purchase up to 8,816 shares of common stock. Mr. Cashman resigned as President, Chief Executive Officer, and as a director effective November 7, 2012.

(10) Based solely on information contained in filings on Schedule 13D, as amended, made with the SEC by the reporting person and on records of the Company. Includes warrants to purchase 1,438,088 shares of common stock. The principal business address of Prides Capital Fund, I, LP is 100 Cummings Center, Suite 324C, Beverly, MA 01915. Kevin A. Richardson, II, has voting and dispositive power over the securities. See footnote (5).

(11) Based solely on information contained in filings on Schedule 13D, as amended, made with the SEC by the reporting person and of records of the Company. Includes warrants to purchase 204,224 shares of common stock. The principal business address of NightWatch Capital Partners II, LP is 5314 River Run Drive, Suite 350, Provo, UT 84604. John F. Nemelka has voting and dispositive power over the securities. See footnote (6).

Securities Authorized for Issuance Under Equity Compensation Plans

Information on securities authorized for issuance under the Company's equity compensation plans can be found in Item 5 under the same caption in this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, for the fiscal years ended December 31, 2013 and 2012, there were no transactions with related persons required to be disclosed in this report.

In September, October and December 2013, the Company, in conjunction with offerings of securities (as previously defined as the “Private Placements”) of the Company, pursuant to an exemption from registration under the Act, issued 1,043,646 units (as described below) to certain “accredited investors,” as that term is defined in SEC Rule 501 under the Act, for an aggregate total purchase price of $626,188. Each unit was sold to the accredited investors at a purchase price of $0.60 per unit. Each unit in the Private Placements consists of; (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock, at an exercise price of $0.85. Kevin A. Richardson II, who is the chairman of the board of directors of the Company, and Joseph Chiarelli, who is the Chief Executive Officer of the Company, and Michael M. Nemelka, who is the brother of John F. Nemelka, a member of the board of directors of the Company, purchased units in the Private Placements.

The Company issued short-term, unsecured promissory notes, in the aggregate principal amount of $360,000, between May 14, 2013 and July 9, 2013, to certain existing shareholders. The promissory notes accrue interest at a rate of 18% per annum and, together with all accrued and unpaid interest, are due and payable 179 days from their individual issuance date. In the event that the promissory notes are not paid in full within three business days of their respective maturity dates, then, from and after such maturity date and until payment in full, interest will accrue on the outstanding principal balance at a rate of 25% per annum. Joseph Chiarelli, the Company’s Chief Executive Officer, purchased promissory notes in the offering in the principal amount of $35,000. David N. Nemelka, the brother of John F. Nemelka, who is a member of the Company’s board of directors, purchased promissory notes in the offering in the principal amount of $100,000. On August 1, 2013, at the request of the promissory note holders, the Company repaid $325,000 of the original principal value of the notes in full, along with accrued interest of $10,664. At December 31, 2013, there was one promissory note outstanding for $38,038, including accrued interest, payable to Joseph Chiarelli.

During the period from November 2012 through March 8, 2013, the Company entered subscriptions payable for 18% senior secured convertible promissory notes (as previously defined as the “Senior Secured Notes”) from select accredited investors. The Company completed the offering and issued an aggregate $2,000,000 in Senior Secured Notes on March 8, 2013. On July 31, 2013, all of the holders of the Senior Secured Notes voluntarily converted all of the outstanding principal and interest of the Senior Secured Notes into Company common stock. The aggregate outstanding amount of principal and interest on the Senior Secured Notes at July 31, 2013 of $2,186,906 was converted into 10,934,533 shares of restricted Company common stock at the conversion price of $0.20 per share - the market price at the time the subscription agreement was written - pursuant to the Senior Secured Note agreements. In return for the Holders voluntarily converting the outstanding Senior Secured Notes on or before July 31, 2013, the Company agreed to issue to the Holders warrants to purchase an aggregate total of 1,988,095 shares of Company common stock. The warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance. Kevin A. Richardson, II, chairman of the board of directors of the Company, converted an aggregate balance of $64,500 of the Senior Secured Notes and received 322,500 shares of Company common stock and 58,635 warrants in the foregoing transaction.

On November 27, 2012, the Company and David N. Nemelka (the “Subscriber”), the brother of John F. Nemelka, a member of the Company’s board of directors, entered into a subscription agreement (the “Subscription Agreement”) whereby the Subscriber has agreed to purchase from the Company, and the Company has agreed to sell and issue, a total of 4,000,000 shares of the Company’s unregistered common stock at a purchase price equal to $0.25 per share, for an aggregate sales price of $1,000,000 (the “Purchase Price”). The Purchase Price shall be payable to the Company as follows: (i) $50,000 on or before January 31, 2013; (ii) $50,000 on or before February 15, 2013; and (iii) the balance of $900,000 on or before May 27, 2014 (the “Outside Due Date”). The Subscriber may make payments of the Purchase Price at his discretion, in minimum installments of $100,000 each, until the Outside Due Date. In the event that at any time after February 15, 2013, the Company’s total available cash should be less than $100,000, the Subscriber shall, upon demand of the Company, pay to the Company $100,000 of the then outstanding balance of the Purchase Price, which payment shall be due within thirty (30) days of the demand. There is no limit on the number of demands that the Company may make pursuant to this provision of the Subscription Agreement, provided, however, that in no event shall the Company provide more than one notice of demand for payment in any thirty (30) day period. As of December 31, 2012, the Subscriber had paid the Company $25,000 and was issued 100,000 shares of unregistered common stock of the Company. During the year ended December 31, 2013, the Subscriber paid the Company an additional $75,000 and was issued an additional 300,000 shares of unregistered common stock of the Company. The Company will record the additional $900,000 and issue the corresponding 3,600,000 shares of common stock in the periods in which the Purchase Price is received.

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

Director Independence

Our board of directors has determined that Alan L. Rubino qualifies as independent director based on the NASDAQ stock market definition of “independent director.” Our board of directors has determined that our other two outside directors, Kevin A. Richardson, II and John F. Nemelka, do not qualify as independent directors based on the NASDAQ stock market definition of “independent director.” There are no family relationships among any of the directors or executive officers of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our principal independent registered public accounting firm, BDO USA, LLP, for the years ended December 31, 2013 and 2012:

Fee Category	2013	2012
Audit fees	$180,252	$111,588
Tax fees	11,500	15,000
Audit related fees	-	-
All other fees	-	-
Total fees	$191,752	$126,588

For purposes of the preceding table:

●

Audit fees consist of fees for the annual audit of our consolidated financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings and consents related to capital markets transactions and engagements for those fiscal years.

●	Tax fees consist of fees for tax compliance, tax advice and tax planning services for those fiscal years.

●	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review.

●	All other fees consist of fees for all other products and services.

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

Audit Committee Report

The Company formally adopted the Audit Committee Charter in January 2012. The audit committee oversees the accounting and financial reporting processes of the Company on behalf of the board of directors. Management has primary responsibility for the Company’s financial statements, financial reporting process and internal controls over financial reporting. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). The audit committee's responsibility is to select the independent auditors and monitor and oversee the accounting and financial reporting processes of the Company, including the Company’s internal controls over financial reporting, and the audits of the consolidated financial statements of the Company.

During the course of 2013 and the first quarter of 2014, the audit committee met and held discussions with management and the independent auditors. In the discussions related to the Company’s consolidated financial statements for fiscal year 2013, management represented to the audit committee that such consolidated financial statements were prepared in accordance with United States generally accepted accounting principles. The audit committee reviewed and discussed with management and the independent auditors the audited consolidated financial statements for fiscal year 2013.

In fulfilling its responsibilities, the audit committee discussed with the independent auditors the matters that are required to be discussed by Statement on Auditing Standards No. 61, as amended, Communication with Audit Committees. In addition, the audit committee received from the independent auditors the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the audit committee concerning independence, and the audit committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the audit committee also considered whether the provision of services by the independent auditors not related to the audit of the Company’s financial statements for fiscal year 2013 were compatible with maintaining the independent auditors’ independence. The audit committee’s policy requires that the audit committee approve any audit or permitted non-audit service proposed to be performed by its independent auditors in advance of the performance of such service.

Based upon the audit committee’s discussions with management and the independent auditors and the audit committee's review of the representations of management and the written disclosures and letter of the independent auditors provided to the audit committee, the audit committee recommended to the board of directors that the audited consolidated financial statements for the year ended December 31, 2013 be included in the Company’s Annual Report on Form 10-K, for filing with the SEC.

The Audit Committee

Kevin A. Richardson, II (Chair)
John F. Nemelka
Alan L. Rubino

March 27, 2014

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

SANUWAVE HEALTH, INC.

Dated: March 31, 2014	By:	/s/ Joseph Chiarelli
Name: Joseph Chiarelli
Title: Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Joseph Chiarelli Name: Joseph Chiarelli	Chief Executive Officer and Director (principal executive officer)	March 31, 2014

By: /s/ Barry J. Jenkins Name: Barry J. Jenkins	Chief Financial Officer and COO (principal financial and accounting officer)	March 31, 2014
By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chairman of the Board of Directors	March 31, 2014

By: /s/ John F. Nemelka Name: John F. Nemelka By: /s/ Alan L. Rubino Name: Alan L. Rubino	Director Director	March 31, 2014 March 31, 2014

EXHIBIT INDEX

Exhibit No.	Description

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

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company dated March 14, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.2	Form of Class B Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.3	Form of Class D Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

4.4	Form of Class E Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

4.5	Form of Series A Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.6	Form of Series B Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.7	Form of 18% Senior Secured Convertible Promissory Note issued by SANUWAVE Health, Inc. to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

4.8	Form of Convertible Promissory Note between the Company and accredited investors a party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.9	Amendment No. 1 to the Convertible Note Agreement between the Company and accredited investors a party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.1

Employment Agreement, dated April 10, 2006, by and between SANUWAVE, Inc. and Barry J. Jenkins. (Management compensation plan or arrangement) (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

10.2	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).

10.3

Severance and Advisory Agreement, dated November 6, 2012, by and between SANUWAVE Health, Inc. and Christopher M. Cashman. (Management compensation plan or arrangement) (Incorporated by reference to Form 8-K filed with the SEC on November 13, 2012).

10.4	Subscription Agreement, dated November 27, 2012, by and between SANUWAVE Health, Inc. and David N. Nemelka (Incorporated by reference to Form 8-K filed with the SEC on December 3, 2012).

10.5

Employment Agreement, dated February 21, 2013, by and between SANUWAVE Health, Inc. and Joseph Chiarelli (Management compensation plan or arrangement) (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

10.6

Form of Securities Purchase Agreement, by and among the Company and the accredited investors a party thereto, dated March 17, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.7	Form of Registration Rights Agreement, by and among the Company and the holders a party thereto, dated March 17, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.8

Form of Subscription Agreement for the 18% Convertible Promissory Notes between the Company and the accredited investors a party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SANUWAVE Health, Inc. and Subsidiaries

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of SANUWAVE Health, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SANUWAVE Health, Inc. and Subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Atlanta, Georgia

March 31, 2014

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$182,315	$70,325
Accounts receivable - trade, net of allowance for doubtful accounts of $43,282 in 2013 and $44,124 in 2012	139,736	87,826
Inventory (Note 2)	246,006	292,665
Prepaid expenses	75,020	128,495
TOTAL CURRENT ASSETS	643,077	579,311

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 3)	13,267	32,842

OTHER ASSETS	11,444	11,358

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 4)	920,269	1,227,025
TOTAL ASSETS	$1,588,057	$1,850,536

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$935,028	$555,898
Accrued expenses (Note 5)	863,572	721,916
Accrued employee compensation	140,102	534,659
Convertible promissory note (Note 6)	147,775	-
Promissory notes (Note 7)	89,038	-
Subscriptions payable for Senior Secured Notes (Note 8)	-	438,516
Interest payable, related parties (Note 10)	163,729	81,864
Capital lease payable, current portion (Note 14)	3,951	4,933
Liabilities related to discontinued operations (Note 9)	-	655,061
TOTAL CURRENT LIABILITIES	2,343,195	2,992,847

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 10)	5,372,743	5,372,743
Capital lease payable, non-current portion (Note 14)	-	3,951
TOTAL NON-CURRENT LIABILITIES	5,372,743	5,376,694
TOTAL LIABILITIES	7,715,938	8,369,541

COMMITMENTS AND CONTINGENCIES (Note 14)	-	-

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding (Note 12)	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares authorized; 37,984,182 and 21,007,536 issued and outstanding at December 31, 2013 and 2012, respectively (Note 12)	37,984	21,008

ADDITIONAL PAID-IN CAPITAL	76,037,490	64,357,193

ACCUMULATED OTHER COMPREHENSIVE INCOME	6,688	13,116

ACCUMULATED DEFICIT	(82,210,043)	(70,910,322)
TOTAL STOCKHOLDERS' DEFICIT	(6,127,881)	(6,519,005)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,588,057	$1,850,536

The accompanying notes to consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2013 and 2012

	2013	2012

REVENUE	$800,029	$769,217

COST OF REVENUE	189,791	220,257

GROSS PROFIT	610,238	548,960

OPERATING EXPENSES
Research and development	2,296,662	1,762,194
General and administrative	3,963,206	4,521,957
Depreciation	19,575	20,375
Amortization	306,756	306,757
TOTAL OPERATING EXPENSES	6,586,199	6,611,283

OPERATING LOSS	(5,975,961)	(6,062,323)

OTHER INCOME (EXPENSE)
Loss on embedded conversion feature of Senior Secured Notes (Note 8)	(2,373,813)	-
Loss on extinguishment of Senior Secured Notes (Note 8)	(1,073,572)	-
Accretion of interest and interest expense on Senior Secured Notes (Note 8)	(2,178,390)	(8,516)
Interest expense, net	(360,273)	(323,227)
Gain on sale of fixed assets	7,500	-
Loss on foreign currency exchange	(273)	(7,428)
TOTAL OTHER INCOME (EXPENSE)	(5,978,821)	(339,171)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,954,782)	(6,401,494)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(11,954,782)	(6,401,494)

DISCONTINUED OPERATIONS (Note 9)
Gain on discontinued operations liabilities adjustment, net of tax	655,061	-
INCOME FROM DISCONTINUED OPERATIONS	655,061	-

NET LOSS	(11,299,721)	(6,401,494)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(6,428)	2,650
TOTAL COMPREHENSIVE LOSS	$(11,306,149)	$(6,398,844)

LOSS PER SHARE:
Loss from continuing operations - basic and diluted	$(0.42)	$(0.30)
Income from discontinued operations - basic and diluted	$0.02	$-
Net loss - basic and diluted	$(0.40)	$(0.30)

Weighted average shares outstanding - basic and diluted	28,132,134	20,915,869

The accompanying notes to consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares Issued and		Shares Issued and		Additional Paid-	Accumulated	Other Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Income (Loss)	Total

Balances as of December 31, 2011	-	$-	20,907,536	$20,908	$62,940,977	$(64,508,828)	$10,466	$(1,536,477)
Net loss			-	-	-	(6,401,494)		(6,401,494)
Shares issued under subscription agreement	-	-	100,000	100.00	24,900	-	-	25,000
Stock-based compensation - options	-	-	-	-	1,391,316	-	-	1,391,316
Foreign currency translation adjustment	-	-	-	-	-	-	2,650	2,650

Balances as of December 31, 2012	-	-	21,007,536	21,008	64,357,193	(70,910,322)	13,116	(6,519,005)
Net loss	-	-	-	-	-	(11,299,721)	-	(11,299,721)
Shares issued in Senior Secured Notes conversion	-	-	10,934,533	10,934	6,549,785	-	-	6,560,719
Warrants issued in Senior Secured Notes conversion	-	-	-	-	1,073,572	-	-	1,073,572
Shares issued in Public Offering	-	-	3,006,818	3,007	1,514,443	-	-	1,517,450
Shares issued in Private Placements	-	-	1,043,646	1,043	625,145	-	-	626,188
Shares issued under subscription agreement	-	-	300,000	300	74,700	-	-	75,000
Shares issued for services	-	-	1,583,315	1,584	1,012,683	-	-	1,014,267
Shares issued for stock option exercise	-	-	108,334	108	37,809	-	-	37,917
Stock-based compensation - options	-	-	-	-	792,160	-	-	792,160
Foreign currency translation adjustment	-	-	-	-	-	-	(6,428)	(6,428)

Balances as of December 31, 2013	-	$-	37,984,182	$37,984	$76,037,490	$(82,210,043)	$6,688	$(6,127,881)

The accompanying notes to consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,299,721)	$(6,401,494)
Gain on discontinued operations liabilities adjustment	(655,061)	-
Loss from continuing operations	(11,954,782)	(6,401,494)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities
Amortization	306,756	306,757
Depreciation	19,575	20,375
Change in allowance for doubtful accounts	(842)	(30,728)
Stock-based compensation - employees, directors and advisors	792,160	1,391,316
Stock issued for consulting services	1,014,267	-
Loss on embedded conversion feature of Senior Secured Notes	2,373,813	-
Accretion of interest and accrued interest on Senior Secured Notes	2,178,390	-
Loss on extinguishment of Senior Secured Notes	1,073,572	-
Gain on sale of property and equipment	(7,500)	-
Changes in assets - (increase)/decrease
Accounts receivable - trade	(51,068)	24,467
Inventory	46,659	103,619
Prepaid expenses	53,475	34,480
Due from Pulse Veterinary Technologies, LLC	-	27,837
Other	(86)	(8,166)
Changes in liabilities - increase/(decrease)
Accounts payable	379,130	(200,759)
Accrued employee compensation	(394,557)	(97,674)
Accrued expenses	141,656	531,333
Promissory notes - accrued interest	23,313	8,516
Interest payable	81,865	-
NET CASH USED BY OPERATING ACTIVITIES	(3,924,204)	(4,290,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	7,500	-
Purchase of property and equipment	-	(2,011)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	7,500	(2,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subscriptions payable for Senior Secured Notes	1,570,000	430,000
Proceeds from Public Offering, net	1,517,450	-
Proceeds from Private Placements	626,188	-
Proceeds from promissory notes	538,500	-
Proceeds from sale of capital stock - subscription agreement	75,000	25,000
Proceeds from employee stock option exercise	37,917	-
Payments of principal on promissory notes	(325,000)	-
Payments of principal on capital lease	(4,933)	(4,576)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,035,122	450,424

EFFECT OF EXCHANGE RATES ON CASH	(6,428)	2,650

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,990	(3,839,058)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	70,325	3,909,383
CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,315	$70,325

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$242,904	$324,768
Cash paid for capital lease interest	$530	$858

The accompanying notes to consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(1)     Summary of significant accounting policies

Description of the business – SANUWAVE Health, Inc. and subsidiaries (the "Company") is a shockwave technology company using noninvasive, high energy, acoustic shockwaves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to solicit a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the demaPACE device for treating diabetic foot ulcers which is in a supplemental Phase III clinical study with possible FDA approval in 2015 subject to submission of satisfactory clinical study results.

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

Financial Condition – Since inception in 2005, the Company’s operations have primarily been funded from the sale of capital stock and convertible debt securities. At December 31, 2013, the Company had cash and cash equivalents totaling $182,315 and a net working capital deficit of $1,700,118.  Subsequent to year-end, on March 17, 2014, the Company completed a private offering of securities for an aggregate total purchase price of $9,280,000 (see Note 19). In addition, the Company raised $815,000 through the issuance of unsecured 18% convertible promissory notes in the first quarter of 2014, which by their terms, converted into equity at the same terms as the private offering on March 17, 2014.

The Company does not currently generate significant recurring revenue and will require additional capital in the second half of 2015 to commercialize the dermaPACE, assuming positive clinical study results and FDA approval. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations for at least the next twelve months. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The significant accounting policies followed by the Company are summarized below:

Foreign currency translation - The functional currencies of the Company’s foreign operations are the local currencies. The financial statements of the Company’s foreign subsidiary have been translated into United States dollars in accordance with ASC 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation.) All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments are reported in other comprehensive income in the consolidated statements of comprehensive loss and as cumulative translation adjustments as a separate component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ deficit.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(1)     Summary of significant accounting policies (continued)

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates – These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenue and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, accrued expenses, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation and the estimated fair value of intangible assets.

Cash and cash equivalents - For purposes of the consolidated financial statements, liquid instruments with an original maturity of 90 days or less are considered cash and cash equivalents. The Company maintains its cash in bank accounts which may exceed federally insured limits.

Concentration of credit risk and limited suppliers - Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Two distributors accounted for 28% and 22% of revenue for the year ended December 31, 2013, and 20% and 29% of revenue for the year ended December 31, 2012. The two distributors accounted for 10% and 11% of accounts receivable at December 31, 2013, and 6% and 35% of accounts receivable at December 31, 2012.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(1)     Summary of significant accounting policies (continued)

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

Intangible assets - Intangible assets subject to amortization consist of patents which are recorded at cost. Patents are amortized on a straight-line basis over the average life of 11.4 years. The Company regularly reviews intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. Factors the Company considers important and could trigger an impairment review include the following:

●	Significant delays or obstacles encountered in the dermaPACE device clinical trial and PMA application;
●	Significant changes in the manner in which the Company uses its assets or significant changes in the Company’s overall business strategy; and
●	Significant underperformance of the Company’s assets relative to future operating results.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(1)       Summary of significant accounting policies (continued)

The Company’s notes payable, related parties consist of $5,372,743 of principal at December 31, 2013 and 2012. Interest accrues on the notes at a rate of six percent (6%) per annum. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties was $4,653,780 and $4,545,620 at December 31, 2013 and 2012, respectively.

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

Shipping and handling costs - Shipping charges billed to customers are included in revenue. Shipping and handling costs have been recorded in cost of revenue.

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

The Company will recognize in income tax expense interest and penalties related to income tax matters. For the years ended December 31, 2013 and 2012, the Company did not have any amounts recorded for interest and penalties.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(1)       Summary of significant accounting policies (continued)

Loss per share - The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share).  Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share. As a result of the net loss for the years ended December 31, 2013 and 2012, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 18,991,971 shares and 15,162,069 shares at December 31, 2013 and 2012, respectively.

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

Stock-based compensation - The Company uses the fair value method of accounting prescribed by ASC 718, Compensation – Stock Compensation (formerly SFAS No. 123(R), Accounting for Stock-Based Compensation) for its employee stock option program. Under ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally up to three years).

Research and development - Research and development costs are expensed as incurred. Research and development costs include payments to third parties that specifically relate to the Company’s products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs.

Recent pronouncements – There have been no recently issued accounting standards that are expected to have a material impact on our consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(2)       Inventory

Inventory consists of the following at December 31, 2013 and 2012:

	2013	2012

Inventory - finished goods	$254,864	$306,706
Inventory - parts	73,142	83,509
Gross inventory	328,006	390,215
Provision for losses and obsolescence	(82,000)	(97,550)
Net inventory	$246,006	$292,665

(3)       Property and equipment

Property and equipment consists of the following at December 31, 2013 and 2012:

	2013	2012

Machines and equipment	$233,793	$233,793
Office and computer equipment	171,404	179,349
Software	41,872	41,872
Furniture and fixtures	22,447	25,679
Vehicles	-	22,531
Other assets	2,446	2,446
Total	471,962	505,670
Accumulated depreciation	(458,695)	(472,828)
Net property and equipment	$13,267	$32,842

Depreciation expense was $19,575 and $20,375 for the years ended December 31, 2013 and 2012, respectively. The depreciation policies followed by the Company are described in Note (1).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(4)       Intangible assets

Intangible assets consist of the following at December 31, 2013 and 2012:

	2013	2012

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,581,866)	(2,275,110)
Net intangible assets	$920,269	$1,227,025

Amortization expense was $306,756 and $306,757 for the years ended December 31, 2013 and 2012, respectively. The amortization policies followed by the Company are described in Note (2).

Amortization expense for the future years is summarized as follows:

Years ending December 31,	Amount

2014	$306,756
2015	306,756
2016	306,757
Total	$920,269

The weighted average amortization period for intangible assets is as follows:

		Weighted
		Average
		Period
	Amount	(Years)

Patents	$3,502,135	11.4

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(5)       Accrued expenses

Accrued expenses consist of the following at December 31, 2013 and 2012:

	2013	2012

Accrued executive severance	$400,000	$542,269
Accrued clinical study expenses	188,927	-
Accrued audit and tax preparation	91,000	102,600
Accrued consultants	58,000	-
Accrued board of director's fees	37,333	-
Accrued legal professional fees	29,500	23,519
Accrued other	58,812	53,528
	$863,572	$721,916

On November 6, 2012, the Company entered into a Severance and Advisory Agreement (the “Severance Agreement”) with Christopher M. Cashman in connection with his resignation as President and Chief Executive Officer, and a director of the Company. Pursuant to the Severance Agreement, Mr. Cashman will receive, as severance along with other non-cash items, six months of his base salary payable over the following six month period and bonus payments of $100,000 upon each of four bonus payment events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first. The accrued executive severance at December 31, 2013 represents the unpaid portion of the bonus payments and the balance at December 31, 2012 represents the unpaid portion of the base salary and bonus payments.

(6)       Convertible promissory note

On December 23, 2013, the Company entered into a financing transaction for the sale of an 8% Convertible Promissory Note (the “$128,500 Convertible Note”) in the principal amount of $128,500, with gross proceeds of $125,000 to the Company after payment of related professional expenses. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D thereunder. The $128,500 Convertible Note was offered and sold to one accredited investor only.

The $128,500 Convertible Note was issued pursuant to the terms of a purchase agreement among the Company and the accredited investor. The convertible note is an unsecured obligation of the Company and, unless earlier redeemed, matures on September 26, 2014. The convertible note bears interest accruing at the rate of 8% per annum. The Company has the right to prepay the convertible note and accrued interest during the first one hundred eighty (180) days following the date of issuance. During that time, the amount of any prepayment during the first sixty (60) days is 120% of the outstanding amounts owed, and the amount of the prepayment increases every subsequent thirty (30) days.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(6)      Convertible promissory note (continued)

The $128,500 Convertible Note is convertible, after the first one hundred eighty (180) days, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of 61% of the lowest three reported sale prices of the Company’s common stock for the 10 trading days immediately prior to the conversion date. The convertible note includes full ratchet anti-dilution protection for any lower priced issuances of common stock or securities convertible or exchangeable into Company common stock.

Subsequent to year end, the Company repaid the $128,500 Convertible Note in full, with accrued interest and the prepayment penalty, in March 2014 for $158,055.

(7)       Promissory notes

The Company issued short-term, unsecured promissory notes, in the aggregate principal amount of $360,000, between May 14, 2013 and July 9, 2013, to certain existing shareholders. The promissory notes accrue interest at a rate of 18% per annum and, together with all accrued and unpaid interest, are due and payable 179 days from their individual issuance date. In the event that the promissory notes are not paid in full within three business days of their respective maturity dates, then, from and after such maturity date and until payment in full, interest will accrue on the outstanding principal balance at a rate of 25% per annum. Joseph Chiarelli, the Company’s Chief Executive Officer, purchased promissory notes in the offering in the principal amount of $35,000. David N. Nemelka, the brother of John F. Nemelka, who is a member of the Company’s board of directors, purchased promissory notes in the offering in the principal amount of $100,000. On August 1, 2013, at the request of the promissory note holders, the Company repaid $325,000 of the original principal value of the notes in full, along with accrued interest of $10,664. At December 31, 2013, there was one promissory note outstanding in the original principal balance of $35,000 payable to Joseph Chiarelli.

On December 11, 2013, the Company issued a promissory note in the principal amount of $50,000 to Dassity, Inc. The promissory note accrues interest at a rate of 8% per annum and, together with all accrued and unpaid interest, are due and payable 179 days from the issuance date. In the event that the promissory note is not paid in full within three business days of its respective maturity date, then, from and after such maturity date and until payment in full, interest will accrue on the outstanding principal balance at a rate of 16% per annum.

(8)       Senior secured notes

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

Years Ended December 31, 2013 and 2012

(8)       Senior secured notes (continued)

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

On July 31, 2013, all of the Holders of the Senior Secured Notes voluntarily converted all of the outstanding principal and interest of the Senior Secured Notes into Company common stock. The aggregate outstanding amount of principal and interest on the Senior Secured Notes at July 31, 2013 of $2,186,906 was converted into 10,934,533 shares of restricted Company common stock at the conversion price of $0.20 per share - the market price at the time the subscription agreement was written - pursuant to the Senior Secured Note agreements. In return for the Holders’ voluntarily converting the outstanding Senior Secured Notes on or before July 31, 2013, the Company agreed to issue to the Holders warrants to purchase an aggregate total of 1,988,095 shares of Company common stock (the “Class H Warrants”). The Class H Warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance. In July 2013, the Company recorded a loss from extinguishment of debt of $1,073,572, which was the estimated fair value of the warrants issued to the Holders on the date of exchange calculated using the Black-Scholes pricing model using the following primary inputs of: (i) $0.60 closing stock price on the date of grant, (ii) the expected time the warrants will be outstanding of five-years, (iii) estimated discount rate of 1.38%, and (iv) expected volatility of 149% based on historical data from companies similar in size and value to the Company.

Kevin A. Richardson, II, chairman of the board of directors of the Company, converted an aggregate balance of $64,500 of the Senior Secured Notes and received 322,500 shares of Company common stock and 58,635 Class H Warrants in the foregoing transaction.

The conversion feature embedded in the Senior Secured Notes was accounted for as a derivative liability and resulted in the creation at issuance of a discount to the carrying amount of the debt in the amount of $2,000,000, which was amortized as additional interest expense using  the straight-line method over the term of the Senior Secured Notes (the Company determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The amount of the fair value of the embedded conversion feature in the Senior Secured Notes of $4,908,000, at the date of issuance, less the debt discount, totaled $2,908,000 and was recorded in the “loss on embedded conversion feature of Senior Secured Notes” in the accompanying consolidated statements of comprehensive loss; subsequent fair value adjustments of the embedded conversion feature of $534,187 are also included in this financial statement caption.

Interest expense on the Senior Secured Notes, including amortization of the debt discount, totaled $2,178,390 and $8,516 for the years ended December 31, 2013 and 2012, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(9)       Discontinued operations

As of December 31, 2013 and 2012, the Company’s liabilities related to discontinued operations were as follows:

	2013	2012

Accrued expenses	$-	$(655,061)

Liabilities of discontinued operations	$-	$(655,061)

In October 2008, the Company discontinued it Ossatron mobile service business and sold certain assets at that time to a minority shareholder of the Company. The Company estimated all potential liabilities related to the business at that time which totaled $655,061 and recorded them as liabilities related to discontinued operations on the consolidated balance sheet. The Company has continued to review the adequacy of the liability reserves in each fiscal year. As there has not been any activity or known potential claim related to these liabilities in the last five years, management has determined in accordance with Company policy, the liabilities should be eliminated in 2013. The Company recorded a non-cash gain on discontinued operations liabilities adjustment of $655,061 for the year ended December 31, 2013.

(10)     Notes payable, related parties

The notes payable, related parties consist of the following at December 31, 2013 and 2012:

	2013	2012
Notes payable, unsecured, payable to Healthtronics, Inc., a shareholder of the Company	$5,372,743	$5,372,743
Less current portion	-	-
Non-current portion	$5,372,743	$5,372,743

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $163,729 and $81,864 at December 31, 2013 and 2012, respectively. Accrued interest not payable until August 1, 2015 totaled $1,372,743 at December 31, 2013 and 2012, and is included in the balance above.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(10)     Notes payable, related parties (continued)

Maturities on notes payable, related parties are as follows:

Years ending December 31,	Amount

2014	$-
2015	5,372,743
Total	$5,372,743

Interest expense on notes payable, related parties totaled $324,768 for each of the years ended December 31, 2013 and 2012.

(11)     Income taxes

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

The income tax provision (benefit) for continuing operations consists of the following at December 31, 2013 and 2012:

	2013	2012
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	(2,116,355)	(2,126,006)
State	(232,525)	(227,883)
Foreign	9,144	12,556
Change in valuation allowance	2,339,736	2,341,333
	$-	$-

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(11)        Income taxes (continued)

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 35% to pretax income (loss) as a result of the following for the years ended December 31, 2013 and 2012:

	2013	2012

Tax expense (benefit) at statutory rate	$(4,184,174)	$(2,176,508)
Increase (reduction) in income taxes resulting from:
State income taxes (benefit), net of federal benefit	(297,680)	(159,432)
Non-deductible expenses on extinguishment of Senior Secured Notes	1,912,763	-
Income from foreign subsidiaries	22,746	165,660
Change in valuation allowance - United States	2,348,881	2,301,986
Other	197,464	(131,706)
Income tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$22,376,888	$20,147,348
Net operating loss carryforwards - foreign	139,529	148,674
Excess of tax basis over book value of property and equipment	30,441	42,946
Excess of tax basis over book value of intangible assets	435,541	431,513
Stock-based compensation	3,396,235	3,097,308
Accrued employee compensation	186,791	352,032
Captialized equity costs	75,471	75,471
Inventory reserve	30,943	36,811
	26,671,839	24,332,103
Valuation allowance	(26,671,839)	(24,332,103)
Net deferred tax assets	$-	$-

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(11)         Income taxes (continued)

The federal net operating loss carryforwards at December 31, 2013 will expire as follows:

Years ending December 31,	Amount

2025	$1,376,740
2026	7,291,084
2027	12,280,771
2028	6,922,963
2029	4,816,700
2030	7,667,557
2031	8,816,976
2032	4,768,716
2033	5,357,637
Total	$59,299,144

(12)         Equity Transactions

2013 Public Offering

On July 25, 2013, the Company consummated a public offering (the “Public Offering”) of an aggregate of 3,006,818 units, with each unit consisting of one share of common stock and a warrant to purchase one-half share of a common stock (the “Class G Warrants”), resulting in warrants to purchase up to 1,503,409 shares of common stock.  The price per unit was $0.55 resulting in gross proceeds of $1,653,750. The Company received net proceeds, after payment of the placement agent’s fees, of $1,517,450. The units separated immediately and the common stock and warrants were issued separately. The Class G Warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance.

2013 Private Placements

In September, October and December 2013, the Company, in conjunction with offerings of securities (the “Private Placements”) of the Company, pursuant to an exemption from registration under the Act, issued 1,043,646 units (as described below) to certain “accredited investors,” as that term is defined in SEC Rule 501 under the Act, for an aggregate total purchase price of $626,188. Each unit was sold to the accredited investors at a purchase price of $0.60 per unit. Each “unit” in the Private Placements consists of; (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock, at an exercise price of $0.85 (the “Class I Warrants”). The Class I Warrants are callable by the Company if the average share price of common stock of the Company is at or above $1.40 for a twenty day period.

Kevin A. Richardson II, who is the chairman of the board of directors of the Company, and Joseph Chiarelli, who is the Chief Executive Officer of the Company, and Michael M. Nemelka, who is the brother of John F. Nemelka, a member of the board of directors of the Company, purchased units in the Private Placements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(12)        Equity Transactions (continued)

Consulting Agreements

In February 2013, the Company entered into certain consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. In August and September 2013, the Company entered into two additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 1,583,315 shares of common stock under these agreements for the year ended December 31, 2013. The fair value of the common stock of $1,014,267, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense for the year ended December 31, 2013.

Preferred Stock

The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors. No shares were issued and outstanding at December 31, 2013 and 2012.

(13)        Warrants

A summary of warrants as of December 31, 2013 and 2012, and the changes during the years ended December 31, 2013 and 2012, is presented as follows:

	Class A	Class B	Class D	Class E	Class F	Class G	Class H	Class I
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
Outstanding as of December 31, 2011	1,106,627	1,106,627	4,235,160	3,576,737	-	-	-	-
Issued	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-
Expired	-	-	(2,284,993)	-	-	-	-	-
Outstanding as of December 31, 2012	1,106,627	1,106,627	1,950,167	3,576,737	-	-	-	-
Issued	-	-	-	-	2,000,000	1,503,409	1,988,095	1,043,646
Exercised	-	-	-	-	-	-	-	-
Expired	-	-	(1,950,167)	-	(1,700,000)	-	-	-
Outstanding as of December 31, 2013	1,106,627	1,106,627	-	3,576,737	300,000	1,503,409	1,988,095	1,043,646

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Class A	Class B	Class D	Class E	Class F	Class G	Class H	Class I
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants

Exercise price/share	$4.00	$8.00	$2.00	$4.00	$0.35	$0.80	$0.80	$0.85

Expiration Date	September 2014	September 2014	January 2013	April 2016	February 2018	July 2018	July 2018	Sept - Dec 2018

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

In February 2013, the Company issued 2,000,000 warrants to a consultant to purchase the Company’s common stock at $0.35 per share (the “Class F Warrants”). The five year Class F Warrants vest 300,000 on the date of grant and 1,700,000 upon the completion of a $5,000,000, or greater, capital raise on or prior to June 8, 2013. A capital raise was not completed for the requisite amount and the 1,700,000 Class F Warrants expired by their terms. The Company recorded the underlying cost of the 300,000 Class F Warrants as a cost of the Public Offering.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(14)        Commitments and contingencies

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

As of December 31, 2013 and 2012, respectively, the Subscriber had paid the Company $100,000 and $25,000 and was issued 400,000 and 100,000 shares of unregistered common stock of the Company. The Company will record the additional $900,000 and issue the corresponding 3,600,000 shares of common stock in the periods in which the Purchase Price is received.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(14)        Commitments and contingencies (continued)

Operating Leases

The Company leases office and warehouse space. Rent expense for the years ended December 31, 2013 and 2012, was $124,286 and $298,452, respectively. Minimum future lease payments under non-cancellable operating leases consist of the following:

Year ending December 31,	Amount

2014	$105,643
2015	90,225
Total	$195,868

Capital Leases

The Company leases certain office equipment under an agreement classified as a capital lease. The leased assets serve as security for the lease. The accumulated depreciation of such equipment at December 31, 2013 and 2012 totaled $11,318 and $6,468, respectively. The net book value of such equipment at December 31, 2013 and 2012 totaled $3,234 and $8,085, respectively.

The future commitments as of December 31, 2013 under this capital lease agreement are as follows:

Year ending December 31,	Principal	Interest	Total
2014	$3,951	$125	$4,076
	$3,951	$125	$4,076

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

(15)        401(k) plan

The Company sponsors a 401(k) plan that covers all employees who meet the eligibility requirements. The Company matched 50% of employee contributions up to 6% of their compensation effective until January 31, 2012. Effective February 1, 2012, the Company amended the 401(k) plan to make the Company matching contribution discretionary and discontinued the Company match. The Company contributed $0 and $9,664 to the plan for the years ended December 31, 2013 and 2012, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(16)        Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At December 31, 2012, the Stock Incentive Plan reserved 5,000,000 shares of common stock for grant. On February 21, 2013, the Stock Incentive Plan was amended to reserve a total of 8,500,000 shares of common stock for grant.

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

On February 21, 2013, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.35 per share in place of an annual cash consulting fee for calendar year 2013. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.64 resulting in compensation expense of $64,000. Compensation cost will be recognized over the calendar year 2013.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(16)        Stock-based compensation (continued)

On February 25, 2013, Joseph Chiarelli joined the Company to serve as the Chief Executive Officer and a director of the Company. Mr. Chiarelli was granted options to purchase 2,250,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The options vest and become exercisable in five installments as follows: (i) 375,000 vested at grant; (ii) 375,000 vest upon the Company completing a financing resulting in gross proceeds to the Company of no less than $5,000,000 at a price per share of not less than $0.35; (iii) 375,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1,000,000 and the Company has received payments of at least $250,000; (iv) 375,000 vest upon receipt by the Company of FDA approval for the use of dermaPACE; and (v) 750,000 vest in the event the Company achieves the milestones (i), (ii), (iii) and (iv) above during the initial two year term and the agreement is not extended by the Company. Using the Black-Scholes option pricing model, management has determined that the options had an average fair value per share of $0.207 resulting in total compensation of $465,000. Compensation cost will be recognized over the requisite service period.

As discussed in Note (5), on November 6, 2012, the Company entered into a Severance Agreement with Christopher M. Cashman in connection with his resignation as President and Chief Executive Officer, and a director of the Company. Pursuant to the Severance Agreement, Mr. Cashman received (a) a grant of 1,000,000 options to acquire shares of common stock at an exercise price of $0.21 per share with 600,000 of the options vested upon the execution of the Severance Agreement and the remaining 400,000 options vesting in increments of 100,000 upon events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first, (b) a grant of 50,000 options to acquire shares of common stock at an exercise price of $0.21 per share as consideration for the provision of twelve months of advisory services and (c) the full vesting of all other outstanding and unvested options. Using the Black-Scholes option pricing model, management has determined that the options granted in November 2012 had a fair value per share of $0.15 resulting in total compensation of $160,500. Compensation cost will be recognized over the requisite vesting period.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(16)        Stock-based compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended December 31, 2013 and 2012:

	2013	2012
Weighted average expected life in years	4.3	5.2
Weighted average risk free interest rate	0.73%	0.81%
Weighted average volatility	149.85%	97.83%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

For the years ended December 31, 2013 and 2012, the Company recognized $792,160 and $1,391,316, respectively, as compensation cost related to options granted. The remaining compensation cost will be recognized as follows:

Unrecognized
Compensation
Years ending December 31,	Cost

2014	$214,106
2015	35,151
Total	$249,257

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(16)        Stock-based compensation (continued)

A summary of option activity as of December 31, 2013 and 2012, and the changes during the years ended December 31, 2013 and 2012, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2011	4,365,546	$2.82
Granted	1,150,000	$0.23
Exercised	-	$-
Forfeited or expired	(286,216)	$2.85
Outstanding at December 31, 2012	5,229,330	$2.25
Granted	4,693,644	$0.36
Exercised	(108,334)	$0.35
Cancelled	(1,113,644)	$2.92
Forfeited or expired	(334,166)	$1.15
Outstanding at December 31, 2013	8,366,830	$1.17

Vested and exercisable at December 31, 2013	5,112,738	$1.69

The range of exercise prices for options was $0.21 to $2.92 for options outstanding at December 31, 2013, and $0.44 to $4.05 for option outstanding at December 31, 2012. The aggregate intrinsic value for exercised options was $92,030 for the year ended December 31, 2013. The aggregate intrinsic value for outstanding options was $1,271,540 and $0 at December 31, 2013 and 2012, respectively. The aggregate intrinsic value for all vested and exercisable options was $574,181 and $0 at December 31, 2013 and 2012, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options is 6.96 years as of December 31, 2013 and 6.63 years as of December 31, 2012.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(16)        Stock-based compensation (continued)

A summary of the Company’s nonvested options as of December 31, 2013 and 2012, and changes during the years ended December 31, 2013 and 2012, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2011	1,314,722	$2.48
Granted	1,150,000	$0.23
Vested	(1,901,722)	$1.52
Forfeited or expired	(54,250)	$3.41
Outstanding at December 31, 2012	508,750	$0.66
Granted	4,693,644	$0.36
Vested	(1,667,886)	$0.39
Cancelled	(43,750)	$2.87
Forfeited or expired	(236,666)	$0.50
Outstanding at December 31, 2013	3,254,092	$0.35

(17)        Changes in other comprehensive loss

A summary of the amounts recognized in other comprehensive loss as of December 31, 2013 and 2012, and changes during the year ended December 31, 2013, is presented as follows:

	Currency
	Translations	Total

Balance, at December 31, 2012	$13,116	$13,116
Other comprehensive loss before reclassifications	(6,428)	(6,428)
Amounts reclassified from AOCI	-	-
Net change in other comprehensive loss	(6,428)	(6,428)
Balance, at December 31, 2013	$6,688	$6,688

(18)        Segment and geographic information

The Company has one line of business with revenue being generated from sales in Europe, Asia and Asia/Pacific. All significant expenses are generated in the United States. All significant assets are located in the United States.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(19)        Subsequent events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

2014 Private Offering

On March 17, 2014, in conjunction with a private offering of securities (the “2014 Private Offering”) with institutional and select accredited investors, the Company issued an aggregate total of 6,210,000 shares of common stock and 6,175 shares of the preferred stock (the “Series A Convertible Preferred Stock”) for an aggregate total purchase price of $9,280,000. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of common stock at the option of the holder.

The Company, in connection with the 2014 Private Offering, issued to the investors an aggregate total of 23,200,000 warrants (the “Series A Warrants”) to purchase shares of common stock at an exercise price of $0.50 per share. Each Series A Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after five years.

In addition, the Company, in connection with the 2014 Private Offering, issued to the investors an aggregate total of 13,920,000 warrants (the “Series B Warrants”) to purchase shares of common stock at an exercise price of $1.50 per share. Each Series B Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after one year.

Pursuant to the terms of a Registration Rights Agreement that the Company entered with the investors in connection with the 2014 Private Offering, the Company is required to file a registration statement in April 2014 that covers the shares of common stock and the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the Series A Warrants and Series B Warrants. The failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.

Kevin A. Richardson, II, chairman of the board of directors of the Company; Joseph Chiarelli, Chief Executive Officer of the Company and a member of the Company’s board of directors; and, Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, were purchasers in the 2014 Private Offering of $50,000, $40,000 and $50,000, respectively.

18% Convertible Promissory Notes

During the period January 24, 2014 through March 7, 2014, the Company entered into subscriptions payable for 18% convertible promissory notes, as amended, (the “18% Convertible Promissory Notes”) from selected accredited investors. Up to $1,000,000 aggregate principal amount of 18% Convertible Promissory Notes were offered by the Company. The Company completed the offering and issued an aggregate $815,000 in convertible notes in March 2014. Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, purchased $110,000 of the convertible notes.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(19)        Subsequent events (continued)

The 18% Convertible Promissory Notes have a nine (9) month term from the subscription date and the note holders can convert into Company common stock at anytime during the term at $0.55 per share. Upon the consummation of a qualified financing, as defined in the convertible note agreements, of $1,000,000 or more by the Company, the principal and interest on the 18% Convertible Promissory Notes will convert into Company common stock equal to the lower of (i) the Company common stock issued in the qualified financing, and (ii) $0.55 per share. The note holders will also receive, if any are issued, warrants or any other security issued in a qualified financing on similar terms to the qualified financing. The 18% Convertible Promissory Notes are unsecured.

On March 17, 2014, in conjunction with the 2014 Private Offering, the 18% Convertible Promissory Notes were automatically converted under the same terms as the Offering. The 2014 Private Offering was a qualified financing as defined in the 18% Convertible Promissory Notes. The unpaid principal and interest balance, which in the aggregate totaled $822,168, were converted into 1,644,337 shares of common stock. In addition, under the same terms as in the 2014 Private Offering, the Company issued to the note holders an aggregate total of 2,055,421 Series A Warrants and 1,233,252 Series B Warrants.

$278,500 Convertible Promissory Note and Warrants

On February 10, 2014, the Company entered into a financing transaction for the sale of an 8% Convertible Promissory Note (the “$278,500 Convertible Note”) and warrants (the “Class J Warrants”) in the principal amount of $278,500, with gross proceeds of $250,000 to the Company after payment of a 10% original issue discount and related professional expenses. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D thereunder. The Company did not utilize any form of general solicitation or general advertising in connection with the offering. The $278,500 Convertible Note was offered and sold to one accredited investor.

The $278,500 Convertible Note and Class J Warrants were issued pursuant to the terms of a purchase agreement among the Company and the Investor. The convertible note is an unsecured obligation of the Company and, unless earlier redeemed, matures on August 11, 2014. The convertible note bears interest accruing at the rate of 8% per annum and includes a 10%, or $25,000, original issuance discount. The Company has the right to prepay the convertible note and accrued interest during the first one hundred eighty (180) days following the date of issuance. During that time, the amount of any prepayment during the first sixty (60) days is 120% of the outstanding amounts owed, and the amount of the prepayment increases every subsequent thirty (30) days.

The $278,500 Convertible Note is convertible, after the first one hundred eighty (180) days, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of the lower of 75% of the lowest reported sale price of the Company’s common stock for the 20 trading days immediately prior to (i) the closing date of the financing, or (ii) 75% of the lowest reported sale price for the twenty (20) days prior the conversion date of the convertible note. The convertible note includes full ratchet anti-dilution protection for any lower priced issuances of common stock or securities convertible or exchangeable into Company common stock.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(19)        Subsequent events (continued)

The Class J Warrants entitle the investor to purchase, in the aggregate, 629,378 shares of the Company’s common stock. The Warrants will not be exercisable until the six (6) month anniversary of the closing date (August 10, 2014) and will expire five (5) years from the closing date. The Class J Warrants are initially exercisable at an exercise price equal to $0.4425, subject to certain adjustments. The Class J Warrants may be exercised for cash or on a cashless basis. The exercise price of the Warrants is subject to adjustment for stock splits, combinations or similar events, and, in this event, the number of shares issuable upon the exercise of the Warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment where if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price.

Subsequent to year end, the Company repaid the $278,500 Convertible Note in full, with accrued interest and the prepayment penalty, in March 2014.

$78,500 Convertible Promissory Note

On February 18, 2014, the Company entered into a second tranche of financing with the investor for the $128,500 Convertible Promissory Note for the sale of 8% Convertible Promissory Note (the “$78,500 Convertible Note”) under the same terms as the first tranche in the principal amount of $78,500, with gross proceeds of $75,000 to the Company after payment of related professional expenses. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D thereunder.

The $78,500 Convertible Note was issued pursuant to the terms of a purchase agreement among the Company and the accredited investor. The convertible note is an unsecured obligation of the Company and, unless earlier redeemed, matures on November 20, 2014. The convertible note bears interest accruing at the rate of 8% per annum. The Company has the right to prepay the convertible note and accrued interest during the first one hundred eighty (180) days following the date of issuance. During that time, the amount of any prepayment during the first sixty (60) days is 120% of the outstanding amounts owed, and the amount of the prepayment increases every subsequent thirty (30) days.

The $78,500 Convertible Note is convertible, after the first one hundred eighty (180) days, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of 61% of the lowest three reported sale prices of the Company’s common stock for the 10 trading days immediately prior to the conversion date. The convertible note includes full ratchet anti-dilution protection for any lower priced issuances of common stock or securities convertible or exchangeable into Company common stock.

Subsequent to year end, the Company repaid the $78,500 Convertible Note in full, with accrued interest and the prepayment penalty, in March 2014.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

(19)        Subsequent events (continued)

Consulting Agreements

In February 2014, the Company renewed one consulting contract and entered into three additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 835,000 shares of common stock under these agreements in February and March, 2014. The fair value of the common stock of issued to the consultants, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense for the three months ended March 31, 2014.