Form 10-Q
period 2014-03-31
SANUWAVE Health, Inc.
filed 2014-05-13
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 11, 2014, there were issued and outstanding 46,966,519 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, clinical trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission (the “SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,231,946	$182,315
Accounts receivable - trade, net of allowance for doubtful accounts of $46,030 in 2014 and $43,282 in 2013	61,661	139,736
Inventory	250,484	246,006
Prepaid expenses	153,908	75,020
TOTAL CURRENT ASSETS	7,697,999	643,077

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 3)	10,497	13,267

OTHER ASSETS	11,457	11,444

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 4)	843,580	920,269
TOTAL ASSETS	$8,563,533	$1,588,057

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$563,799	$935,028
Accrued expenses (Note 5)	635,163	863,572
Accrued employee compensation	197,304	140,102
Convertible promissory note (Note 9)	-	147,775
Promissory notes	-	89,038
Interest payable, related parties (Note 7)	80,072	163,729
Capital lease payable	2,659	3,951
TOTAL CURRENT LIABILITIES	1,478,997	2,343,195

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 7)	5,372,743	5,372,743
TOTAL LIABILITIES	6,851,740	7,715,938

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 shares issued and outstanding (Note 10)	6	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,825 shares authorized; no shares issued and outstanding	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares authorized; 46,846,519 and 37,984,182 issued and outstanding in 2014 and 2013, respectively	46,847	37,984

ADDITIONAL PAID-IN CAPITAL	86,433,681	76,037,490

ACCUMULATED OTHER COMPREHENSIVE INCOME	5,256	6,688

ACCUMULATED DEFICIT	(84,773,997)	(82,210,043)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,711,793	(6,127,881)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,563,533	$1,588,057

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013

REVENUE	$145,098	$201,234

COST OF REVENUE	18,337	55,811

GROSS PROFIT	126,761	145,423

OPERATING EXPENSES
Research and development	764,845	344,685
General and administrative	1,300,311	851,921
Depreciation	4,715	4,991
Amortization	76,689	76,689
TOTAL OPERATING EXPENSES	2,146,560	1,278,286

OPERATING LOSS	(2,019,799)	(1,132,863)

OTHER INCOME (EXPENSE)
Loss on embedded conversion feature of Senior Secured Notes (Note 6)	-	(3,737,000)
Interest expense, net	(542,292)	(508,890)
Gain on sale of fixed assets	-	7,500
Gain/(loss) on foreign currency exchange	(1,863)	1,920
TOTAL OTHER INCOME (EXPENSE)	(544,155)	(4,236,470)

LOSS BEFORE INCOME TAXES	(2,563,954)	(5,369,333)

INCOME TAX EXPENSE	-	-

NET LOSS	(2,563,954)	(5,369,333)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(1,432)	(6,925)
TOTAL COMPREHENSIVE LOSS	$(2,565,386)	$(5,376,258)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.06)	$(0.25)

Weighted average shares outstanding - basic and diluted	39,646,922	21,278,128

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,563,954)	$(5,369,333)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	76,689	76,689
Depreciation	4,715	4,991
Change in allowance for doubtful accounts	2,748	5,976
Stock-based compensation - employees, directors and advisors	70,778	317,601
Stock issued for consulting services	597,150	186,200
Accretion of interest on warrants issued concurrent with a convertible promissory note	339,864	-
Accrued interest on 18% Convertible Promissory Notes	7,168	-
Loss on embedded conversion feature of Senior Secured Notes	-	3,737,000
Accretion of interest and accrued interest on Senior Secured Notes	-	428,467
Gain on sale of property and equipment	-	(7,500)
Changes in assets - (increase)/decrease
Accounts receivable - trade	75,327	(11,611)
Inventory	(4,478)	31,383
Prepaid expenses	(78,888)	12,089
Other	(13)	125
Changes in liabilities - increase/(decrease)
Accounts payable	(371,229)	(196,869)
Accrued employee compensation	57,202	(158,484)
Accrued expenses	(228,409)	(98,605)
Promissory notes - accrued interest	(21,813)	-
Interest payable	(83,657)	(1,793)
NET CASH USED BY OPERATING ACTIVITIES	(2,120,800)	(1,043,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	-	7,500
Purchase of property and equipment	(1,945)	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(1,945)	7,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2014 Private Placement, net	8,562,500	-
Proceeds from 18% Convertible Promissory Notes	815,000	-
Proceeds from convertible promissory notes, net	325,000	-
Proceeds from employee stock option exercise	12,600	-
Proceeds from subscriptions payable for Senior Secured Notes	-	1,570,000
Proceeds from sale of capital stock - subscription agreement	-	75,000
Payments of principal on convertible promissory notes	(450,000)	-
Payments of principal on promissory notes	(90,000)	-
Payments of principal on capital lease	(1,292)	(1,199)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,173,808	1,643,801

EFFECT OF EXCHANGE RATES ON CASH	(1,432)	(6,925)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,049,631	600,702

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	182,315	70,325
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,231,946	$671,027

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$164,765	$81,864

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1.	Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is a shockwave technology company using a patented system of noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, which is in a supplemental Phase III clinical study for treating diabetic foot ulcers with possible FDA approval in 2015, subject to submission of satisfactory clinical study results.

The Company’s portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. The Company intends to apply its Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. The Company is not currently marketing any commercial products in the United States. Revenue is from sales of the European Conformity Marking (“CE Mark”) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

In addition, there are license/partnership opportunities for the Company’s shockwave technology for non-medical uses, including energy, water, food and industrial markets.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Financial condition

Since inception in 2005, the Company’s operations have primarily been funded from the sale of capital stock and convertible debt securities. At March 31, 2014, the Company had cash and cash equivalents totaling $7,231,946. The Company does not currently generate significant recurring revenue and will require additional capital in the second half of 2015 to commercialize the dermaPACE, assuming positive clinical study results and FDA approval. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations for at least the next twelve months. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Significant Accounting Policies

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

Recently Issued Accounting Standards

There have been no recently issued accounting standards that are expected to have a material impact on our condensed consolidated financial statements.

3.	Property and equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2014	2013

Machines and equipment	$235,738	$233,793
Office and computer equipment	171,404	171,404
Software	41,872	41,872
Furniture and fixtures	22,447	22,447
Other assets	2,446	2,446
Total	473,907	471,962
Accumulated depreciation	(463,410)	(458,695)
Net property and equipment	$10,497	$13,267

The aggregate depreciation related to property and equipment charged to operations was $4,715 and $4,991 for the three months ended March 31, 2014 and 2013, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

4.	Intangible assets

Intangible assets consist of the following:

	March 31,	December 31,
	2014	2013

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,658,555)	(2,581,866)
Net intangible assets	$843,580	$920,269

The aggregate amortization charged to operations was $76,689 for the three months ended March 31, 2014 and 2013.

5.	Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2014	2013

Accrued executive severance	$400,000	$400,000
Accrued consultants	79,100	58,000
Accrued legal professional fees	50,000	29,500
Accrued audit and tax preparation	25,760	91,000
Accrued clinical study expenses	23,285	188,927
Accrued board of directors fees	12,000	37,333
Accrued other	45,018	58,812
	$635,163	$863,572

6.	18% Senior secured convertible promissory notes

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

6.	18% Senior secured convertible promissory notes (continued)

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

The conversion feature embedded in the Senior Secured Notes was accounted for as a derivative liability and resulted in the creation at issuance of a discount to the carrying amount of the debt in the amount of $2,000,000, which was amortized as additional interest expense using the straight-line method over the term of the Senior Secured Notes (the Company determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The amount of the fair value of the embedded conversion feature in the Senior Secured Notes of $4,908,000, at the date of issuance, less the debt discount, totaled $2,908,000 and was recorded in the “loss on embedded conversion feature of Senior Secured Notes” in the accompanying consolidated statements of comprehensive loss; subsequent fair value adjustments of the embedded conversion feature of $829,000 at March 31, 2013 is also included in this financial statement caption.

The following table sets forth a summary of changes in the fair value of the derivative liability for the three months ended March 31, 2013:

Description	Balance at December 31, 2012	New Issuance	Change in Fair Value	Balance at March 31, 2013
Derivative liability:
Embedded conversion feature of Senior Secured Notes	$-	$4,908,000	$829,000	$5,737,000

On July 31, 2013, all of the holders of the Senior Secured Notes voluntarily converted all of the outstanding principal and interest of the Senior Secured Notes into Company common stock. The aggregate outstanding amount of principal and interest on the Senior Secured Notes at July 31, 2013 of $2,186,906 was converted into 10,934,533 shares of Company common stock at the conversion price of $0.20 per share - the market price at the time the subscription agreement was written - pursuant to the Senior Secured Note agreements. In return for the holders’ voluntarily converting the outstanding Senior Secured Notes on or before July 31, 2013, the Company agreed to issue to the holders warrants to purchase an aggregate total of 1,988,095 shares of Company common stock (the “Class H Warrants”). The Class H Warrants have an exercise price of $0.80 per share and are exercisable during the five-year period beginning on the date of issuance. In July 2013, the Company recorded a loss from extinguishment of debt of $1,073,572, which was the estimated fair value of the warrants issued to the holders on the date of exchange calculated using the Black-Scholes pricing model using the following primary inputs of: (i) $0.60 closing stock price on the date of grant, (ii) the expected time the warrants will be outstanding of five-years, (iii) estimated discount rate of 1.38%, and (iv) expected volatility of 149% based on historical data from companies similar in size and value to the Company.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

7.	Notes payable, related parties

The notes payable, related parties consist of the following:

	March 31,	December 31,
	2014	2013
Notes payable, unsecured, payable to
HealthTronics, Inc., a shareholder of the Company	$5,372,743	$5,372,743
Less current portion	-	-
Non-current portion	$5,372,743	$5,372,743

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $80,072 and $163,729 at March 31, 2014 and December 31, 2013, respectively.

Interest expense on notes payable to related parties totaled $81,108 and $80,071 for the three months ended March 31, 2014 and 2013, respectively.

8.	Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2010.

At March 31, 2014, the Company had federal net operating loss (“NOL”) carryforwards of $59,299,144 for tax years through the year ended December 31, 2013, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at March 31, 2014 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2014. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.	Equity transactions

2014 Private Placement

On March 17, 2014, in conjunction with a private placement of securities (the “2014 Private Placement”) with institutional and select accredited investors, the Company issued an aggregate total of 6,210,000 shares of common stock and 6,175 shares of preferred stock (the “Series A Convertible Preferred Stock”) for an aggregate total purchase price of $9,280,000. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of common stock at the option of the holder. The net proceeds received by the Company were $8,562,500, net of offering costs of $717,500.

The Company, in connection with the 2014 Private Placement, issued to the investors an aggregate total of 23,200,000 warrants (the “Series A Warrants”) to purchase shares of common stock at an exercise price of $0.50 per share. Each Series A Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after five years.

In addition, the Company, in connection with the 2014 Private Placement, issued to the investors an aggregate total of 13,920,000 warrants (the “Series B Warrants”) to purchase shares of common stock at an exercise price of $1.50 per share. Each Series B Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after one year.

Pursuant to the terms of a registration rights agreement that the Company entered with the investors in connection with the 2014 Private Placement, the Company filed a registration statement with the SEC in April 2014 that covers the shares of common stock and the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the Series A Warrants and Series B Warrants. The registration statement was declared effective by the SEC on May 6, 2014.

Kevin A. Richardson, II, chairman of the board of directors of the Company and Co-Chief Executive Officer; Joseph Chiarelli, the former Chief Executive Officer of the Company and a member of the Company’s board of directors; and, Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, were purchasers in the 2014 Private Placement of $50,000, $40,000 and $50,000, respectively.

At the closing of the 2014 Private Placement, the Company paid Newport Coast Securities, Inc., the placement agent for the private placement, and Oppenheimer & Co. Inc., the former placement agent, cash compensation based on the gross proceeds of the private placement and 696,000 Series A Warrants and 417,600 Series B Warrants.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.	Equity transactions (continued)

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

The 18% Convertible Promissory Notes have a nine month term from the subscription date and the note holders can convert into Company common stock at anytime during the term at $0.55 per share. Upon the consummation of a qualified financing, as defined in the convertible note agreements, of $1,000,000 or more by the Company, the principal and interest on the 18% Convertible Promissory Notes convert into Company common stock equal to the lower of (i) the Company common stock issued in the qualified financing, and (ii) $0.55 per share. The note holders also receive, if any are issued, warrants or any other security issued in a qualified financing on similar terms to the qualified financing. The 18% Convertible Promissory Notes are unsecured.

The 2014 Private Placement was a qualified financing as defined in the 18% Convertible Promissory Notes. As such, on March 17, 2014, in conjunction with the 2014 Private Placement discussed above, the 18% Convertible Promissory Notes, with an aggregate outstanding principal and accrued interest balance of $822,168, were automatically converted and the holders received in the aggregate 1,644,337 shares of common stock. In addition, the holders received an aggregate total of 2,055,421 Series A Warrants and 1,233,252 Series B Warrants.

$278,500 Convertible Promissory Note and Warrants

On February 10, 2014, the Company entered into a financing transaction with an accredited investor for the sale of an 8% convertible promissory note (the “$278,500 Convertible Note”) and warrants (the “Class J Warrants”) in the principal amount of $278,500, with gross proceeds of $250,000 to the Company after payment of a 10% original issue discount and related professional expenses.

The $278,500 Convertible Note and Class J Warrants were issued pursuant to the terms of a purchase agreement among the Company and the holder. The convertible note is an unsecured obligation of the Company and, unless earlier redeemed, matures on August 11, 2014. The convertible note bears interest accruing at the rate of 8% per annum and includes a 10%, or $25,000, original issuance discount. The Company has the right to prepay the convertible note and accrued interest during the first 180 days following the date of issuance. During that time, the amount of any prepayment during the first 60 days is 120% of the outstanding amounts owed, and the amount of the prepayment increases every subsequent 30 days. The $278,500 Convertible Note is convertible, after the first 180 days, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of the lower of 75% of the lowest reported sale price of the Company’s common stock for the 20 trading days immediately prior to (i) the closing date of the financing, or (ii) 75% of the lowest reported sale price for the 20 days prior the conversion date of the convertible note. The convertible note includes full ratchet anti-dilution protection for any lower priced issuances of common stock or securities convertible or exchangeable into Company common stock.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.	Equity transactions (continued)

The Class J Warrants entitle the holder to purchase, in the aggregate, 629,378 shares of the Company’s common stock. The Warrants will not be exercisable until the six month anniversary of the closing date (August 10, 2014) and will expire five years from the closing date. The Class J Warrants have an exercise price equal to $0.4425. The Class J Warrants may be exercised for cash or on a cashless basis. The exercise price of the warrants is subject to adjustment for stock splits, combinations or similar events, and, in this event, the number of shares issuable upon the exercise of the warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment where if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price.

In the first quarter of 2014, the Company recorded additional interest expense of $339,864, which was the estimated fair value of the Class J Warrants on the date of grant, February 10, 2014, calculated using the Black-Scholes pricing model using the following primary inputs of: (i) $0.60 closing stock price on the date of grant, (ii) the expected time the warrants will be outstanding of five-years, (iii) estimated discount rate of 1.48%, and (iv) expected volatility of 137% based on historical data from the Company and other companies similar in size and value to the Company.

In March 2014, the Company repaid the $278,500 Convertible Note in full which totaled $337,171 with accrued interest and a prepayment penalty of $56,195.

$128,500 Convertible Promissory Note

On December 23, 2013, the Company entered into a financing transaction with an accredited investor for the sale of an 8% convertible promissory note (the “$128,500 Convertible Note”) in the principal amount of $128,500, with gross proceeds of $125,000 to the Company after payment of related professional expenses.

The $128,500 Convertible Note was issued pursuant to the terms of a purchase agreement among the Company and the accredited investor. The convertible note is an unsecured obligation of the Company and, unless earlier redeemed, matures on September 26, 2014. The convertible note bears interest accruing at the rate of 8% per annum. The Company has the right to prepay the convertible note and accrued interest during the first 180 days following the date of issuance. During that time, the amount of any prepayment during the first 30 days is 115% of the outstanding amounts owed, and the amount of the prepayment increases every subsequent 30 days.

The $128,500 Convertible Note is convertible, after the first 180 days, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of 61% of the lowest three reported sale prices of the Company’s common stock for the 10 trading days immediately prior to the conversion date. The convertible note includes full ratchet anti-dilution protection for any lower priced issuances of common stock or securities convertible or exchangeable into Company common stock.

In March 2014, the Company repaid the $128,500 Convertible Note in full which totaled $158,055, with accrued interest and prepayment penalty of $29,555.

$78,500 Convertible Promissory Note

On February 18, 2014, the Company entered into a second tranche of financing with the accredited investor for the $128,500 Convertible Note for the sale of 8% Convertible Promissory Note (the “$78,500 Convertible Note”) under the same terms as the first tranche in the principal amount of $78,500, with gross proceeds of $75,000 to the Company after payment of related professional expenses.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

9.	Equity transactions (continued)

The $78,500 Convertible Note was issued pursuant to the terms of a purchase agreement among the Company and the accredited investor. The convertible note is an unsecured obligation of the Company and, unless earlier redeemed, matures on November 20, 2014. The convertible note bears interest accruing at the rate of 8% per annum. The Company has the right to prepay the convertible note and accrued interest during the first 180 days following the date of issuance. During that time, the amount of any prepayment during the first 30 days is 115% of the outstanding amounts owed, and the amount of the prepayment increases every subsequent 30 days.

The $78,500 Convertible Note is convertible, after the first 180 days, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of 61% of the lowest three reported sale prices of the Company’s common stock for the 10 trading days immediately prior to the conversion date. The convertible note includes full ratchet anti-dilution protection for any lower priced issuances of common stock or securities convertible or exchangeable into Company common stock.

In March 2014, the Company repaid the $78,500 Convertible Note in full which totaled $90,275 with accrued interest and prepayment penalty of $11,775.

Consulting Agreements

In February 2014, the Company renewed one consulting contract and entered into three additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 835,000 shares of common stock under these new agreements in February and March, 2014. The fair value of the common stock issued to the consultants, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense for the three months ended March 31, 2014.

10.	Preferred Stock

The Company’s articles of incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the board of directors.  On March 14, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Nevada Secretary of State. The Certificate of Designation amends the Company’s Articles of Incorporation to designate 6,175 shares of preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a stated value of $1,000 per share. On March 17, 2014, in connection with the 2014 Private Placement, the Company issued 6,175 shares of Series A Convertible Preferred Stock (for a more detailed discussion regarding the 2014 Private Placement, see Note 9).

Under the Certificate of Designation, holders of Series A Convertible Preferred Stock are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. Such holders will participate on an equal basis per-share with holders of common stock in any distribution upon winding up, dissolution, or liquidation of the Company. Holders of Series A Convertible Preferred Stock are entitled to convert each share of Series A Preferred Stock into 2,000 shares of common stock, provided that after giving effect to such conversion, such holder, together with its affiliates, shall not beneficially own in excess of 9.99% of the number of shares of common stock outstanding (the “Beneficial Ownership Limitation”). Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters affecting the holders of the common stock on an “as converted” basis, provided that such holder shall only vote such shares of Series A Convertible Preferred Stock eligible for conversion without exceeding the Beneficial Ownership Limitation.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

11.	Warrants

A summary of the warrant activity as of March 31, 2014 and December 31, 2013, and the changes during the three months ended March 31, 2014, is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				March 31,	Exercise	Expiration
Warrant class	2013	Issued	Exercised	Expired	2014	price/share	date

Class A Warrants	1,106,627	-	-	-	1,106,627	$4.00	Sept, 2014
Class B Warrants	1,106,627	-	-	-	1,106,627	$8.00	Sept, 2014
Class E Warrants	3,576,737	-	-	-	3,576,737	$4.00	Apr, 2016
Class F Warrants	300,000	-	-	-	300,000	$0.35	Feb, 2018
Class G Warrants	1,503,409	-	-	-	1,503,409	$0.80	Jul, 2018
Class H Warrants	1,988,095	-	-	-	1,988,095	$0.80	Jul, 2018
Class I Warrants	1,043,646	-	-	-	1,043,646	$0.85	Sept, 2018
Class J Warrants	-	629,378	-	-	629,378	$0.44	Feb, 2019
Series A Warrants	-	25,951,421	-	-	25,951,421	$0.50	Mar, 2019
Series B Warrants	-	15,570,852	-	-	15,570,852	$1.50	Mar, 2015
	10,625,141	42,151,651	-	-	52,776,792

12.	Commitments and contingencies

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

In the event that at any time after February 15, 2013, the Company’s total available cash should be less than $100,000, the Subscriber shall, upon demand of the Company, pay to the Company $100,000 of the then outstanding balance of the Purchase Price, which payment shall be due within thirty (30) days of the demand. There is no limit on the number of demands that the Company may make pursuant to this provision of the Subscription Agreement, provided, however, that in no event shall the Company provide more than one notice of demand for payment in any 30 day period.

As of March 31, 2014, the Subscriber had paid the Company $100,000 and was issued 400,000 shares of unregistered common stock of the Company. The Company will record the additional $900,000 and issue the corresponding 3,600,000 shares of common stock in the periods in which the Purchase Price is received.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

12.	Commitments and contingencies (continued)

Operating Leases

Rent expense for the three months ended March 31, 2014 and 2013, was $29,934 and $27,474, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

13.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At March 31, 2014 and December 31, 2013, the Stock Incentive Plan reserved 8,500,000 shares of common stock for grant.

There were no stock options grants during the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company made the following stock option grants:

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

13.	Stock-based compensation (continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the three months ended March 31, 2013:

2013
Weighted average expected life in years	4.3
Weighted average risk free interest rate	0.72%
Weighted average volatility	150.0%
Forfeiture rate	0.0%
Expected dividend yield	0.0%

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

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $70,778 and $317,601 for the three months ended March 31, 2014 and 2013, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

13.	Stock-based compensation (continued)

A summary of option activity as of March 31, 2014 and December 31, 2013, and the changes during the three months ended March 31, 2014, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2013	8,366,830	$1.17
Granted	-	$-
Exercised	(60,000)	$0.21
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2014	8,306,830	$1.17

Exercisable	6,067,290	$1.48

The range of exercise prices for options was $0.21 to $2.92 for options outstanding at March 31, 2014 and December 31, 2013. The aggregate intrinsic value for the exercised options was $28,900 for the three months ended March 31, 2014. The aggregate intrinsic value for outstanding options was $1,895,078 and $1,271,540 at March 31, 2014 and December 31, 2013, respectively. The aggregate intrinsic value for all vested and exercisable options was $1,142,029 and $574,181 at March 31, 2014 and December 31, 2013, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options is 7.06 years as of March 31, 2014 and 6.96 years as of December 31, 2013.

A summary of the Company’s nonvested options as of March 31, 2014 and December 31, 2013, and changes during the three months ended March 31, 2014, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2013	3,254,092	$0.35
Granted	-	$-
Vested	(1,014,552)	$0.35
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2014	2,239,540	$0.34

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

14.	Earnings (loss) per share

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

As a result of the net loss for the three months ended March 31, 2014 and 2013, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 73,433,622 shares and 26,726,924 shares at March 31, 2014 and 2013, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2013 included in our Annual Report on Form 10-K, filed with the SEC on March 31, 2014.

Overview

We are a shockwave technology company using a patented system of noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which is in a supplemental Phase III clinical study with possible FDA approval in 2015, subject to submission of satisfactory clinical study results.

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

Recent Developments

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and as of April 30, 2014, we have enrolled the minimum number of 90 patients in the clinical trial, which represents the number of patients we must enroll for the first interim analysis.   We will continue to enroll new patients in the clinical study while 12-week efficacy data are collected on the first 90 patients.

The first interim analysis will be performed by an independent Data Monitoring Committee (DMC) shortly after the 90th patient has completed the 12 week efficacy visit. If success criteria are met, the DMC will recommend that further enrollment can be stopped. Management expects to complete the enrollment phase of the clinical study in the second quarter of 2014. Assuming positive clinical results, we will then submit the PMA to the FDA with expected FDA approval in 2015.

The double-blind, multi-center, randomized, sham-controlled, parallel group clinical trial plan incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the pivotal trial (discussed below).  Similar to the pivotal trial, four dermaPACE procedures are administered during the first two weeks following subject enrollment. In the current trial, however, up to four additional dermaPACE procedures are delivered bi-weekly, between weeks 4 and 10 following subject enrollment, which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE over that observed in the first clinical trial.

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

The supplemental clinical study incorporates an independent group of medical professionals who independently adjudicate wound closure of individual patients and correspond with the respective principal investigator if their decisions contradict the decisions made by the principal investigator to make a final determination on the state of closure of the wound.

Our dermaPACE device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. We are currently marketing the dermaPACE to the European Community, Canada and Asia/Pacific, utilizing distributors in select countries.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At March 31, 2014, we had cash and cash equivalents totaling $7,231,946. Management believes that these funds will support our operations into the third quarter of 2015. We expect to complete the dermaPACE clinical trial and, assuming positive clinical results, submit the PMA to the FDA with FDA approval in 2015.

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

Since our inception, we have incurred losses from operations each year. As of March 31, 2014, we had an accumulated deficit of $84,773,997. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process.

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

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

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, intangible assets, stock-based compensation and income taxes are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.

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

Results of Operations for the Three Months ended March 31, 2014 and 2013 (Unaudited)

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2014 was $145,098, compared to $201,234 for the same period in 2013, a decrease of $56,136, or 28%. Revenue resulted primarily from sales in Europe, Asia and Asia/Pacific of our dermaPACE and orthoPACE devices and related applicators. The decrease in revenue for 2014 was due to lower sales of devices in 2014 in Europe as compared to the prior year.

Cost of revenue for the three months ended March 31, 2014 was $18,337, compared to $55,811 for the same period in 2013. Gross profit as a percentage of revenue was 87% for the three months ended March 31, 2014, compared to 72% for the same period in 2013. The increase in gross profit as a percentage of revenue in 2014 was due to a higher portion of revenue being from the sales of applicators in 2014, which have a higher margin.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 were $764,845, compared to $344,685 for the same period in 2013, an increase of $420,160, or 122%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development expenses in 2014 included $432,012 in expenses associated with the dermaPACE clinical trial including the costs for our clinical research organization, clinical monitors and the clinical site costs related to the patients enrolled during the period as compared to $65,131 for the same period in 2013, an increase of $366,881, as a result of the clinical study starting the more costly enrollment phase in June 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2014 were $1,300,311, as compared to $851,921 for the same period in 2013, an increase of $448,390, or 53%. General and administrative expenses include non-cash stock-based compensation of $54,249 and $221,749 for the three months ended March 31, 2014 and 2013, respectively, and non-cash cost for stock issued for consulting services of $597,150 and $186,200 for the three months ended March 31, 2014 and 2013, respectively. The decrease in non-cash stock-based compensation was due to no stock options granted in 2014 while we had granted options to all employees and directors in 2013. The increase in non-cash cost for stock issued for consulting services was primarily due to additional financial and investors relations consultants utilized in 2014, as compared to 2013.

Excluding the non-cash costs for stock-based compensation and consulting services above, general and administrative expenses were $648,912 for the three months ended March 31, 2014, as compared to $443,972 for the same period in 2013, an increase of $204,940, or 46%. The increase in general and administrative expenses is primarily due to increased consulting expenses due to the Company’s capital raises in 2014.

Other Income (Expense)

Other income (expense) was a net expense of $544,155 for the three months ended March 31, 2014, as compared to a net expense of $4,236,470 for the same period in 2013, a decrease of $3,692,315 in the net expense. The net expense in 2014 included a non-cash loss of $339,864 charged to interest expense for the fair value of the warrants issued concurrently with a convertible promissory note in February 2014. The net expense in 2013 was due to a non-cash loss of $3,737,000 for the embedded conversion feature of the Senior Secured Notes and $428,467 for the accrued interest expense on the Senior Secured Notes, including amortization of the debt discount. The Senior Secured Notes were converted to equity during the third quarter of 2013.

Provision for Income Taxes

At March 31, 2014, we had federal net operating loss carryforwards of $59,299,144 through the year ended December 31, 2013 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended March 31, 2014 was $2,563,954, or ($0.06) per basic and diluted share, compared to a net loss of $5,369,333, or ($0.25) per basic and diluted share, for the same period in 2013, a decrease in the net loss of $2,805,379, or 52%. The decrease in the net loss was primarily a result of the non-cash loss of $3,737,000 in 2013 for the embedded conversion feature of the Senior Secured Notes which were converted to equity in the third quarter of 2013, offset by increased expenses in 2014 for the dermaPACE clinical study.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $7,231,946. Management believes that these funds will support our operations into the third quarter of 2015. We expect to complete the dermaPACE clinical trial and, assuming positive clinical results, submit the PMA to the FDA with FDA approval in 2015. Management expects the cash used in operations for the Company in 2014 will be approximately $550,000 to $650,000 per month through July 2014 as substantial resources are devoted to the patient enrollment and follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and will be approximately $450,000 to $550,000 per month thereafter.

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

On March 17, 2014, we completed a private placement of securities for an aggregate total purchase price of $9,280,000 (previously defined as the “2014 Private Placement”).  In addition, we raised $815,000 through the issuance of unsecured 18% Convertible Promissory Notes in the first quarter of 2014, which by their terms, converted into equity at the same terms as the 2014 Private Placement on March 17, 2014.

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

For the three months ended March 31, 2014 and 2013, net cash used by operating activities was $2,120,800 and $1,043,674, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the three months ended March 31, 2014, as compared to the same period for 2013, of $1,077,126, or 103%, was primarily due to the increased research and development expenses in 2014, as compared to 2013, of $366,881 in expenses associated with the dermaPACE clinical trial including the costs for our clinical research organization, clinical monitors and the clinical site costs related to the patients enrolled during the period as a result of the clinical study starting the more costly enrollment phase in June 2013 and the reduction of accounts payable and accrued expenses in 2014 of $599,638. Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $9,173,808 and $1,643,801, respectively, which in 2014 consisted of the net proceeds from the 2014 Private Placement of $8,562,500 and the proceeds from the 18% Convertible Promissory notes of $815,000, and in 2013 primarily consisted of the net proceeds from the subscriptions payable for Senior Secured Notes of $1,570,000. Cash and cash equivalents increased by $7,049,631 and $600,702 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Segment and Geographic Information

We have determined that we are principally engaged in one operating segment. Our products are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing and orthopedic conditions. Our revenues are generated from sales in Europe, Canada, Asia and Asia/Pacific. We are not currently marketing any commercial products in the United States.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases for our facilities, purchase and supplier obligations for product component materials and equipment, and our notes payable. We have disclosed these obligations in our most recent Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, the Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Dated: May 13, 2014

SANUWAVE HEALTH, INC.

By:     /s/ Kevin A. Richardson, II

Kevin A. Richardson, II

Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/Kevin A. Richardson, II	Co-Chief Executive Officer and	May 13, 2014
Name: Kevin A. Richardson, II	Chairman of the Board of Directors (principal executive officer)

By: /s/ Barry J. Jenkins	Chief Financial Officer (principal	May 13, 2014
Name: Barry J. Jenkins	financial and accounting officer)

By: /s/ John F. Nemelka	Director	May 13, 2014
Name: John F. Nemelka

By: /s/ Alan L. Rubino	Director	May 13, 2014
Name: Alan L. Rubino

By: /s/ _____________	Director	____________
Name: Joseph Chiarelli

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 25, 2009, by and between Rub Music Enterprises, Inc., RME Delaware Merger Sub, Inc. and SANUWAVE, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

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