Form 10-Q
period 2014-06-30
SANUWAVE Health, Inc.
filed 2014-08-06
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were issued and outstanding 50,706,519 shares of the registrant’s common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,153,055	$182,315
Accounts receivable - trade, net of allowance for doubtful accounts of $43,433 in 2014 and $43,282 in 2013	59,721	139,736
Inventory	250,605	246,006
Prepaid expenses	126,364	75,020
TOTAL CURRENT ASSETS	6,589,745	643,077

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 3)	7,218	13,267

OTHER ASSETS	11,440	11,444

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 4)	766,891	920,269
TOTAL ASSETS	$7,375,294	$1,588,057

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$399,126	$935,028
Accrued expenses (Note 5)	348,163	863,572
Accrued employee compensation	125,380	140,102
Convertible promissory note (Note 9)	-	147,775
Promissory notes	-	89,038
Interest payable, related parties (Note 7)	80,968	163,729
Capital lease payable	1,343	3,951
TOTAL CURRENT LIABILITIES	954,980	2,343,195

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 7)	5,372,743	5,372,743
TOTAL LIABILITIES	6,327,723	7,715,938

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 shares authorized; 6,175 shares issued and outstanding (Note 10)	6	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,825 shares authorized; no shares issued and outstanding	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares authorized; 50,706,519 and 37,984,182 issued and outstanding in 2014 and 2013, respectively	50,707	37,984

ADDITIONAL PAID-IN CAPITAL	87,462,798	76,037,490

ACCUMULATED OTHER COMPREHENSIVE INCOME	1,707	6,688

ACCUMULATED DEFICIT	(86,467,647)	(82,210,043)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,047,571	(6,127,881)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,375,294	$1,588,057

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

REVENUE	$238,115	$160,617	$383,213	$361,851

COST OF REVENUE	63,399	23,783	81,736	79,594

GROSS PROFIT	174,716	136,834	301,477	282,257

OPERATING EXPENSES
Research and development	1,013,652	624,533	1,778,497	969,218
General and administrative	694,402	1,157,119	1,994,713	2,009,040
Depreciation	4,770	4,991	9,485	9,982
Amortization	76,689	76,689	153,378	153,378
TOTAL OPERATING EXPENSES	1,789,513	1,863,332	3,936,073	3,141,618

OPERATING LOSS	(1,614,797)	(1,726,498)	(3,634,596)	(2,859,361)

OTHER INCOME (EXPENSE)
Gain (loss) on embedded conversion feature of Senior Secured Notes (Note 6)	-	2,328,000	-	(1,409,000)
Interest expense, net	(77,838)	(1,416,140)	(620,130)	(1,925,030)
Gain on sale of fixed assets	-	-	-	7,500
Loss on foreign currency exchange	(1,015)	(3,693)	(2,878)	(1,773)
TOTAL OTHER INCOME (EXPENSE)	(78,853)	908,167	(623,008)	(3,328,303)

LOSS BEFORE INCOME TAXES	(1,693,650)	(818,331)	(4,257,604)	(6,187,664)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(1,693,650)	(818,331)	(4,257,604)	(6,187,664)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(3,549)	2,950	(4,981)	(3,975)
TOTAL COMPREHENSIVE LOSS	$(1,697,199)	$(815,381)	$(4,262,585)	$(6,191,639)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.03)	$(0.04)	$(0.10)	$(0.29)

Weighted average shares outstanding - basic and diluted	48,423,293	21,757,310	44,035,108	21,517,719

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,257,604)	$(6,187,664)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	153,378	153,378
Depreciation	9,485	9,982
Change in allowance for doubtful accounts	151	1,730
Stock-based compensation - employees, directors and advisors	57,755	507,395
Stock issued for consulting services	743,150	343,880
Accrued interest on 18% Convertible Promissory Notes	7,168	-
Accretion of interest on warrants issued concurrent with a convertible promissory note	339,864	-
Loss on embedded conversion feature of Senior Secured Notes	-	1,409,000
Accretion of interest and accrued interest on Senior Secured Notes	-	1,757,330
Gain on sale of property and equipment	-	(7,500)
Changes in assets - (increase)/decrease
Accounts receivable - trade	79,864	9,395
Inventory	(4,599)	37,511
Prepaid expenses	(51,344)	18,896
Other	4	110
Changes in liabilities - increase/(decrease)
Accounts payable	(535,902)	104,603
Accrued expenses	(515,409)	(12,800)
Accrued employee compensation	(14,722)	(133,685)
Promissory notes - accrued interest	(21,813)	5,688
Interest payable, related parties	(82,761)	(896)
NET CASH USED BY OPERATING ACTIVITIES	(4,093,335)	(1,983,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	-	7,500
Purchase of property and equipment	(3,436)	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(3,436)	7,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2014 Private Placement, net	8,562,500	-
Proceeds from sale of capital stock - subscription agreement	900,000	75,000
Proceeds from 18% Convertible Promissory Notes	815,000	-
Proceeds from convertible promissory notes, net	325,000	-
Proceeds from employee stock option exercise	12,600	37,917
Proceeds from subscriptions payable for Senior Secured Notes	-	1,570,000
Proceeds from promissory notes	-	300,000
Payments of principal on convertible promissory notes	(450,000)	-
Payments of principal on promissory notes	(90,000)	-
Payments of principal on capital lease	(2,608)	(2,420)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,072,492	1,980,497

EFFECT OF EXCHANGE RATES ON CASH	(4,981)	(3,975)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,970,740	375

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	182,315	70,325
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,153,055	$70,700

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$244,836	$161,936

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Financial condition

Since inception in 2005, the Company’s operations have primarily been funded from the sale of capital stock and convertible debt securities. At June 30, 2014, the Company had cash and cash equivalents totaling $6,153,055. The Company does not currently generate significant recurring revenue and will require additional capital in the second half of 2015 to commercialize the dermaPACE, assuming positive clinical study results and FDA approval. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the third quarter of 2015. Accordingly, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

2.	Summary of Significant Accounting Policies (continued)

Significant Accounting Policies

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

Recently Issued Accounting Standards

New accounting pronouncements are issued by the Financial Standards Board (“FASB”) or other standards setting bodies that the Company adopts according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

3.	Property and equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2014	2013

Machines and equipment	$237,229	$233,793
Office and computer equipment	171,404	171,404
Software	41,872	41,872
Furniture and fixtures	22,447	22,447
Other assets	2,446	2,446
Total	475,398	471,962
Accumulated depreciation	(468,180)	(458,695)
Net property and equipment	$7,218	$13,267

The aggregate depreciation related to property and equipment charged to operations was $4,770 and $4,991 for the three months ended June 30, 2014 and 2013, respectively, and $9,485 and $9,982 for the six months ended June 30, 2014 and 2013, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

4.	Intangible assets

Intangible assets consist of the following:

	June 30,	December 31,
	2014	2013

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,735,244)	(2,581,866)
Net intangible assets	$766,891	$920,269

The aggregate amortization charged to operations was $76,689 for the three months ended June 30, 2014 and 2013, and $153,378 for the six months ended June 30, 2014 and 2013.

5.	Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2014	2013

Accrued executive severance	$100,000	$400,000
Accrued clinical study expenses	70,076	188,927
Accrued consultants	52,500	58,000
Accrued audit and tax preparation	41,520	91,000
Accrued legal professional fees	21,516	29,500
Accrued board of directors fees	12,000	37,333
Accrued other	50,551	58,812
	$348,163	$863,572

6.	18% Senior secured convertible promissory notes

During the period from November 2012 through March 8, 2013, the Company entered subscriptions payable for 18% senior secured convertible promissory notes (the “Senior Secured Notes”) from select accredited investors. The Company completed the offering and issued an aggregate $2,000,000 in Senior Secured Notes on March 8, 2013.

The Senior Secured Notes had a six month term from the subscription date and the note holders could convert into Company common stock at anytime during the term at a conversion price of $0.20 per share. Upon the consummation of a qualified financing and/or technology license, as defined in the Senior Secured Note agreements, as amended, of $4,000,000 or more by the Company, the principal and interest on the Senior Secured Notes would automatically convert into Company common stock equal to the lower of (i) the Company common stock issued in the qualified financing and/or technology license, reduced by a discount of 20%, and (ii) $0.20 per share. The note holders would also receive, if any were issued, warrants or any other securities issued in a qualified financing and/or technology license on similar terms to the qualified financing and/or technology license. The Senior Secured Notes were secured by the tangible and intangible assets of the Company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

6.	18% Senior secured convertible promissory notes (continued)

The conversion feature embedded in the Senior Secured Notes was accounted for as a derivative liability and resulted in the creation at issuance of a discount to the carrying amount of the debt in the amount of $2,000,000, which was amortized as additional interest expense using the straight-line method over the term of the Senior Secured Notes (the Company determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The amount of the fair value of the embedded conversion feature in the Senior Secured Notes of $4,908,000, at the date of issuance, less the debt discount, totaled $2,908,000 and was recorded in the “gain (loss) on embedded conversion feature of Senior Secured Notes” in the accompanying consolidated statements of comprehensive loss; subsequent fair value adjustments of the embedded conversion feature of $829,000 at March 31, 2013 and ($2,328,000) at June 30, 2013 is also included in this financial statement caption.

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

Kevin A. Richardson, II, chairman of the board of directors and Co-Chief Executive Officer of the Company, converted an aggregate balance of $64,500 of the Senior Secured Notes and received 322,500 shares of Company common stock and 58,635 Class H Warrants in the foregoing transaction.

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

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $80,968 and $163,729 at June 30, 2014 and December 31, 2013, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

7.	Notes payable, related parties (continued)

Interest expense on notes payable to related parties totaled $80,968 for the three months ended June 30, 2014 and 2013, and $162,076 and $161,039 for the six months ended June 30, 2014 and 2013, respectively.

8.	Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At June 30, 2014, the Company had federal net operating loss (“NOL”) carryforwards of $59,299,144 for tax years through the year ended December 31, 2013, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at June 30, 2014 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2014. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

9.	Equity transactions (continued)

Kevin A. Richardson, II, chairman of the board of directors of the Company and Co-Chief Executive Officer; Joseph Chiarelli, the former Chief Executive Officer of the Company; and, Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, were purchasers in the 2014 Private Placement of $50,000, $40,000 and $50,000, respectively.

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

The 18% Convertible Promissory Notes had a nine month term from the subscription date and the note holders could convert into Company common stock at anytime during the term at $0.55 per share. Upon the consummation of a qualified financing, as defined in the convertible note agreements, of $1,000,000 or more by the Company, the principal and interest on the 18% Convertible Promissory Notes would convert into Company common stock equal to the lower of (i) the Company common stock issued in the qualified financing, and (ii) $0.55 per share. The note holders would also receive, if any were issued, warrants or any other security issued in a qualified financing on similar terms to the qualified financing. The 18% Convertible Promissory Notes were unsecured.

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

Subscription agreement

On November 27, 2012, the Company and David N. Nemelka (the “Subscriber”), the brother of a member of the Company’s board of directors, entered into a subscription agreement (the “Subscription Agreement”) whereby the Subscriber agreed to purchase from the Company, and the Company agreed to sell and issue, a total of 4,000,000 shares of the Company’s unregistered common stock at a purchase price equal to $0.25 per share, for an aggregate sales price of $1,000,000 (the “Purchase Price”). The shares are subject to piggy-back registration rights if the Company files a registration statement for an offering of securities.

The Purchase Price was payable to the Company as follows: (i) $50,000 on or before January 31, 2013; (ii) $50,000 on or before February 15, 2013; and (iii) the balance of $900,000 on or before May 27, 2014 (the “Outside Due Date”). The Subscriber could make payments of the Purchase Price at his discretion in minimum installments of $100,000 each, until the Outside Due Date.

In the event that at any time after February 15, 2013, the Company’s total available cash should be less than $100,000, the Subscriber would, upon demand of the Company, pay to the Company $100,000 of the then outstanding balance of the Purchase Price, which payment would be due within thirty (30) days of the demand. There was no limit on the number of demands that the Company could make pursuant to this provision of the Subscription Agreement, provided, however, that in no event could the Company provide more than one notice of demand for payment in any 30 day period.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

9.	Equity transactions (continued)

On May 27, 2014, the Subscriber paid the Company the remaining $900,000 and was issued 3,600,000 shares of unregistered common stock of the Company as full settlement of the Subscription Agreement.

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

The $278,500 Convertible Note and Class J Warrants were issued pursuant to the terms of a purchase agreement among the Company and the holder. The convertible note was an unsecured obligation of the Company and, unless earlier redeemed, matured on August 11, 2014. The convertible note accrued interest at the rate of 8% per annum and included a 10%, or $25,000, original issuance discount. The Company had the right to prepay the convertible note and accrued interest during the first 180 days following the date of issuance. During that time, the amount of any prepayment during the first 60 days was 120% of the outstanding amounts owed, and the amount of the prepayment increased every subsequent 30 days. The $278,500 Convertible Note was convertible, after the first 180 days, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of the lower of 75% of the lowest reported sale price of the Company’s common stock for the 20 trading days immediately prior to (i) the closing date of the financing, or (ii) 75% of the lowest reported sale price for the 20 days prior the conversion date of the convertible note. The convertible note included full ratchet anti-dilution protection for any lower priced issuances of common stock or securities convertible or exchangeable into Company common stock.

The Class J Warrants entitle the holder to purchase, in the aggregate, 629,378 shares of the Company’s common stock. The Warrants will not be exercisable until the six month anniversary of the closing date (August 10, 2014) and will expire five years from the closing date. The Class J Warrants have an exercise price equal to $0.4425. The Class J Warrants may be exercised for cash or on a cashless basis. The exercise price of the warrants is subject to adjustment for stock splits, combinations or similar events, and, in this event, the number of shares issuable upon the exercise of the warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price.

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

 SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

9.	Equity transactions (continued)

The $128,500 Convertible Note was issued pursuant to the terms of a purchase agreement among the Company and the accredited investor. The convertible note was an unsecured obligation of the Company and, unless earlier redeemed, matured on September 26, 2014. The convertible note accrued interest at the rate of 8% per annum. The Company had the right to prepay the convertible note and accrued interest during the first 180 days following the date of issuance. During that time, the amount of any prepayment during the first 30 days was 115% of the outstanding amounts owed, and the amount of the prepayment increased every subsequent 30 days.

The $128,500 Convertible Note was convertible, after the first 180 days, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of 61% of the lowest three reported sale prices of the Company’s common stock for the 10 trading days immediately prior to the conversion date. The convertible note included full ratchet anti-dilution protection for any lower priced issuances of common stock or securities convertible or exchangeable into Company common stock.

In March 2014, the Company repaid the $128,500 Convertible Note in full which totaled $158,055, with accrued interest and prepayment penalty of $29,555.

$78,500 Convertible Promissory Note

On February 18, 2014, the Company entered into a second tranche of financing with the accredited investor for the $128,500 Convertible Note for the sale of an 8% Convertible Promissory Note (the “$78,500 Convertible Note”) under the same terms as the first tranche in the principal amount of $78,500, with gross proceeds of $75,000 to the Company after payment of related professional expenses.

The $78,500 Convertible Note was issued pursuant to the terms of a purchase agreement among the Company and the accredited investor. The convertible note was an unsecured obligation of the Company and, unless earlier redeemed, matured on November 20, 2014. The convertible note accrued interest at the rate of 8% per annum. The Company had the right to prepay the convertible note and accrued interest during the first 180 days following the date of issuance. During that time, the amount of any prepayment during the first 30 days was 115% of the outstanding amounts owed, and the amount of the prepayment increased every subsequent 30 days.

The $78,500 Convertible Note was convertible, after the first 180 days, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of 61% of the lowest three reported sale prices of the Company’s common stock for the 10 trading days immediately prior to the conversion date. The convertible note included full ratchet anti-dilution protection for any lower priced issuances of common stock or securities convertible or exchangeable into Company common stock.

In March 2014, the Company repaid the $78,500 Convertible Note in full which totaled $90,275 with accrued interest and prepayment penalty of $11,775.

Consulting Agreements

In February 2014, the Company renewed one consulting contract and entered into three additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 1,035,000 shares of common stock under these new agreements in February 2014 through May 2014. The fair value of the common stock issued to the consultants, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense for the three and six months ended June 30, 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Under the Certificate of Designation, holders of Series A Convertible Preferred Stock are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. Such holders will participate on an equal basis per-share with holders of common stock in any distribution upon winding up, dissolution, or liquidation of the Company. Holders of Series A Convertible Preferred Stock are entitled to convert each share of Series A Convertible Preferred Stock into 2,000 shares of common stock, provided that after giving effect to such conversion, such holder, together with its affiliates, shall not beneficially own in excess of 9.99% of the number of shares of common stock outstanding (the “Beneficial Ownership Limitation”). Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters affecting the holders of the common stock on an “as converted” basis, provided that such holder shall only vote such shares of Series A Convertible Preferred Stock eligible for conversion without exceeding the Beneficial Ownership Limitation.

11.	Warrants

A summary of the warrant activity as of June 30, 2014 and December 31, 2013, and the changes during the six months ended June 30, 2014, is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				June 30,	Exercise	Expiration
Warrant class	2013	Issued	Exercised	Expired	2014	price/share	date

Class A Warrants	1,106,627	-	-	-	1,106,627	$4.00	Sept, 2014
Class B Warrants	1,106,627	-	-	-	1,106,627	$8.00	Sept, 2014
Class E Warrants	3,576,737	-	-	-	3,576,737	$4.00	Apr, 2016
Class F Warrants	300,000	-	-	-	300,000	$0.35	Feb, 2018
Class G Warrants	1,503,409	-	-	-	1,503,409	$0.80	Jul, 2018
Class H Warrants	1,988,095	-	-	-	1,988,095	$0.80	Jul, 2018
Class I Warrants	1,043,646	-	-	-	1,043,646	$0.85	Sept, 2018
Class J Warrants	-	629,378	-	-	629,378	$0.44	Feb, 2019
Series A Warrants	-	25,951,421	-	-	25,951,421	$0.50	Mar, 2019
Series B Warrants	-	15,570,852	-	-	15,570,852	$1.50	Mar, 2015
	10,625,141	42,151,651	-	-	52,776,792

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

12.	Commitments and contingencies

Operating Leases

Rent expense for the three months ended June 30, 2014 and 2013, was $29,907 and $26,503, respectively, and $59,841 and $53,976 for the six months ended June 30, 2014 and 2013, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

13.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At June 30, 2014 and December 31, 2013, the Stock Incentive Plan reserved 8,500,000 shares of common stock for grant.

On May 7, 2014, the Company granted to the active employees options to purchase 900,000 shares of common stock at an exercise price of $0.55 per share. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.48 resulting in compensation expense of $429,001. Compensation cost is being recognized over the requisite service period.

On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees in the year ended December 31, 2011 and prior which totaled 1,113,644 shares of common stock at an average exercise price of $2.92. In exchange for these options, the active employees and directors received new options to purchase 2,243,644 shares of common stock at an exercise price of $0.35 per share. Using the Black-Scholes option pricing model, management has determined that the options at the grant date, net of the value of the cancelled options as of the date of cancellation, had an average fair value per share of $0.223 resulting in total compensation of $499,621. Compensation cost is being recognized over the requisite service period.

On February 21, 2013, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.35 per share in place of an annual cash consulting fee for calendar year 2013. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.64 resulting in compensation expense of $64,000. Compensation cost was recognized over calendar year 2013.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

13.	Stock-based compensation (continued)

On February 25, 2013, Joseph Chiarelli joined the Company to serve as the Chief Executive Officer and a director of the Company. Mr. Chiarelli was granted options to purchase 2,250,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The options could vest and become exercisable in five installments as follows: (i) 375,000 vested at grant; (ii) 375,000 vest upon the Company completing a financing resulting in gross proceeds to the Company of no less than $5,000,000 at a price per share of not less than $0.35; (iii) 375,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1,000,000 and the Company has received payments of at least $250,000; (iv) 375,000 vest upon receipt by the Company of FDA approval for the use of dermaPACE; and (v) 750,000 vest in the event the Company achieves the milestones (i), (ii), (iii) and (iv) above during the initial two year term and the term is not extended by the Company. Using the Black-Scholes option pricing model, management determined that the options had an average fair value per share of $0.207 resulting in total compensation of $465,000. Compensation cost will be recognized over the requisite service period. Mr. Chiarelli was terminated as Chief Executive Officer on April 15, 2014. The 1,500,000 non-vested options outstanding at the time were forfeited and compensation cost of $217,450 that had been expensed in prior periods for these non-vested options was reversed in the three months ended June 30, 2014.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the three months ended June 30, 2014:

2014
Weighted average expected life in years	5.5
Weighted average risk free interest rate	1.81%
Weighted average volatility	138.0%
Forfeiture rate	0.0%
Expected dividend yield	0.0%

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

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $204,427 and $189,795 for the three months ended June 30, 2014 and 2013, respectively, and $275,205 and $507,395 for the six months ended June 30, 2014 and 2013, respectively. This was offset by a reduction in compensation expense for forfeitures on non-vested options of $217,450 for the three and six months ended June 30, 2014 as discussed above.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

13.	Stock-based compensation (continued)

A summary of option activity as of June 30, 2014 and December 31, 2013, and the changes during the three and six months ended June 30, 2014, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2013	8,366,830	$1.17
Granted	-	$-
Exercised	(60,000)	$0.21
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2014	8,306,830	$1.17
Granted	900,000	$0.55
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	(1,500,000)	$0.35
Outstanding as of June 30, 2014	7,706,830	$1.26

Exercisable	6,367,289	$1.44

The range of exercise prices for options was $0.21 to $2.92 for options outstanding at June 30, 2014 and December 31, 2013. The aggregate intrinsic value for outstanding options was $820,156 and $1,271,540 at June 30, 2014 and December 31, 2013, respectively. The aggregate intrinsic value for all vested and exercisable options was $673,039 and $574,181 at June 30, 2014 and December 31, 2013, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options is 6.96 years as of June 30, 2014 and December 31, 2013.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

13.	Stock-based compensation (continued)

A summary of the Company’s nonvested options as of June 30, 2014 and December 31, 2013, and changes during the three and six months ended June 30, 2014, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2013	3,254,092	$0.35
Granted	-	$-
Vested	(1,014,552)	$0.35
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2014	2,239,540	$0.34
Granted	900,000	$0.55
Vested	(299,999)	$0.55
Cancelled	-	$-
Forfeited or expired	(1,500,000)	$0.35
Outstanding as of June 30, 2014	1,339,541	$0.43

14.	Earnings (loss) per share

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

As a result of the net loss for the three and six months ended June 30, 2014 and 2013, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 72,833,622 shares and 26,826,924 shares at June 30, 2014 and 2013, respectively.

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

Recent Developments

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and as of April 30, 2014, we had enrolled the minimum number of 90 patients in the clinical trial, which represents the number of patients we must enroll for the first interim analysis. We continue to enroll new patients in the clinical study while 12-week efficacy data is collected on the first 90 patients.

The first interim analysis will be performed by an independent Data Monitoring Committee (DMC) after the 90th patient has completed the 12 week efficacy visit. If success criteria are met, the DMC will recommend that further enrollment can be stopped. Assuming positive clinical results, we will then submit the PMA to the FDA with expected FDA approval in 2015.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At June 30, 2014, we had cash and cash equivalents totaling $6,153,055. Management believes that these funds will support our operations into the third quarter of 2015. We expect to complete the dermaPACE clinical trial and, assuming positive clinical results, submit the PMA to the FDA with FDA approval in 2015.

Management expects the cash used in operations for the Company in 2014 will be approximately $550,000 to $650,000 per month through September 2014 as substantial resources are devoted to the patient enrollment and follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and will be approximately $450,000 to $550,000 per month thereafter.

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

Since our inception, we have incurred losses from operations each year. As of June 30, 2014, we had an accumulated deficit of $86,467,647. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process.

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

Results of Operations for the Three Months ended June 30, 2014 and 2013 (Unaudited)

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 2014 was $238,115, compared to $160,617 for the same period in 2013, an increase of $77,498, or 48%. Revenue resulted primarily from sales in Europe, Asia and Asia/Pacific of our dermaPACE and orthoPACE devices and related applicators. The increase in revenue for 2014 was due to higher sales of orthoPACE devices in 2014 in Asia/Pacific, as compared to the prior year, as well as higher sales in refurbished applicators in Europe.

Cost of revenue for the three months ended June 30, 2014 was $63,399, compared to $23,783 for the same period in 2013. Gross profit as a percentage of revenue was 73% for the three months ended June 30, 2014, compared to 85% for the same period in 2013. The decrease in gross profit as a percentage of revenue in 2014 was due to a greater portion of revenue being from the sale of devices in 2014, which have a lower margin than applicators.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 were $1,013,652, compared to $624,533 for the same period in 2013, an increase of $389,119, or 62%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development expenses increased in 2014 as a result of the clinical study starting the more costly enrollment phase in June 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 were $694,402, as compared to $1,157,119 for the same period in 2013, a decrease of $462,717, or 40%. The decrease in general and administrative expenses is primarily due to reduced stock-based compensation expense for 2014 due to the forfeiture of non-vested stock options by the Company’s former Chief Executive Officer in April 2014.

Other Income (Expense)

Other income (expense) was an expense of $78,853 for the three months ended June 30, 2014, as compared to income of $908,167 for the same period in 2013, a decrease of $987,020. The other income in 2013 was due to a non-cash gain of $2,328,000 for the embedded conversion feature of the Senior Secured Notes that was partially offset by $1,328,863 for the accrued interest expense on the Senior Secured Notes, including amortization of the debt discount. The Senior Secured Notes were converted to equity during the third quarter of 2013.

Provision for Income Taxes

At June 30, 2014, we had federal net operating loss carryforwards of $59,299,144 through the year ended December 31, 2013 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended June 30, 2014 was $1,693,650, or ($0.03) per basic and diluted share, compared to a net loss of $818,331, or ($0.04) per basic and diluted share, for the same period in 2013, an increase in the net loss of $875,319, or 107%. The increase in the net loss was primarily a result of the one-time non-cash gain of $2,328,000 in 2013 for the embedded conversion feature of the Senior Secured Notes which were converted to equity in the third quarter of 2013, offset by accrued interest expense on the Senior Secured Notes.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Results of Operations for the Six Months ended June 30, 2014 and 2013 (Unaudited)

Revenue and Cost of Revenue

Revenue for the six months ended June 30, 2014 was $383,213, compared to $361,851 for the same period in 2013, an increase of $21,362, or 6%. Revenue resulted primarily from sales in Europe, Asia and Asia/Pacific of our dermaPACE and orthoPACE devices and related applicators. The increase in revenue for 2014 was due to higher sales of device applicators as compared to the prior year.

Cost of revenue for the six months ended June 30, 2014 was $81,736, compared to $79,594 for the same period in 2013. Gross profit as a percentage of revenue was 79% for the six months ended June 30, 2014, compared to 78% for the same period in 2013. The slight increase in gross profit as a percentage of revenue in 2014 was due to a higher portion of revenue being from the sales of applicators, which have a higher margin than devices.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2014 were $1,778,497, compared to $969,218 for the same period in 2013, an increase of $809,279, or 84%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, quality control, and research and development departments are classified as research and development costs. Research and development expenses increased in 2014 as a result of the clinical study starting the more costly enrollment phase in June 2013.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 were $1,994,713, as compared to $2,009,040 for the same period in 2013, a decrease of $14,327, or 1%.

Other Income (Expense)

Other income (expense) was an expense of $623,008 for the six months ended June 30, 2014, as compared to an expense of $3,328,303 for the same period in 2013, a decrease of $2,705,295. The other expense in 2014 included a non-cash loss of $339,864 charged to interest expense for the fair value of the warrants issued concurrently with a convertible promissory note in February 2014. The other expense in 2013 included a non-cash loss of $1,409,000 for the embedded conversion feature of the Senior Secured Notes and $1,757,330 for the accrued interest expense on the Senior Secured Notes, including amortization of the debt discount. The Senior Secured Notes were converted to equity during the third quarter of 2013.

Provision for Income Taxes

At June 30, 2014, we had federal net operating loss carryforwards of $59,299,144 through the year ended December 31, 2013 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2014 was $4,257,604, or ($0.10) per basic and diluted share, compared to a net loss of $6,187,664, or ($0.29) per basic and diluted share, for the same period in 2013, a decrease in the net loss of $1,930,060, or 31%. The decrease in the net loss was primarily a result of the one-time non-cash loss of $1,409,000 in 2013 for the embedded conversion feature of the Senior Secured Notes which were converted to equity in the third quarter of 2013, offset by increased expenses in 2014 for the dermaPACE clinical study.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $6,153,055. Management believes that these funds will support our operations into the third quarter of 2015. We expect to complete the dermaPACE clinical trial and, assuming positive clinical results, submit the PMA to the FDA with FDA approval in 2015. Management expects the cash used in operations for the Company in 2014 will be approximately $550,000 to $650,000 per month through September 2014 as substantial resources are devoted to the patient enrollment and follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and will be approximately $450,000 to $550,000 per month thereafter.

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

On May 27, 2014, we received $900,000 as the final payment on the Subscription Agreement with a related party.

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

For the six months ended June 30, 2014 and 2013, net cash used by operating activities was $4,093,335 and $1,983,647, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the six months ended June 30, 2014, as compared to the same period for 2013, of $2,109,688, or 106%, was primarily due to the increased research and development expenses in 2014, as compared to 2013, of $809,279 for expenses associated with the dermaPACE clinical trial including the costs for our clinical research organization, clinical monitors and the clinical site costs related to the patients enrolled during the period as a result of the clinical study starting the more costly enrollment phase in June 2013 and the reduction of accounts payable and accrued expenses in 2014 of $1,051,311. Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $10,072,492 and $1,980,497, respectively, which in 2014 consisted of the net proceeds from the 2014 Private Placement of $8,562,500, the proceeds from the 18% Convertible Promissory notes of $815,000 and the proceeds from sale of capital stock per the Subscription Agreement with a related party of $900,000 and in 2013 primarily consisted of the net proceeds from the subscriptions payable for Senior Secured Notes of $1,570,000. Cash and cash equivalents increased by $5,970,740 and $375 for the six months ended June 30, 2014 and 2013, respectively.

Segment and Geographic Information

We have determined that we are principally engaged in one operating segment. Our products are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing and orthopedic conditions. Our revenues are generated from sales in Europe, Canada, Asia and Asia/Pacific.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating leases for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable. We have disclosed these obligations in our most recent Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, the Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

Dated: August 6, 2014

SANUWAVE HEALTH, INC.

By:     /s/ Kevin A. Richardson, II

     Kevin A. Richardson, II

 Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/Kevin A. Richardson, II Name: Kevin A. Richardson, II	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 6, 2014

By: /s/ Barry J. Jenkins Name: Barry J. Jenkins	Chief Financial Officer (principal financial and accounting officer)	August 6, 2014
By: /s/ John F. Nemelka Name: John F. Nemelka	Director	August 6, 2014
By: /s/ Alan L. Rubino Name: Alan L. Rubino	Director	August 6, 2014

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 25, 2009, by and between Rub Music Enterprises, Inc., RME Delaware Merger Sub, Inc. and SANUWAVE, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company dated March 14, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

* Filed herewith.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.