Form 10-Q
period 2014-09-30
SANUWAVE Health, Inc.
filed 2014-11-12
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were issued and outstanding 50,706,519 shares of the registrant’s common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,687,222	$182,315
Accounts receivable - trade, net of allowance for doubtful accounts of $48,044 in 2014 and $43,282 in 2013	94,954	139,736
Inventory	257,962	246,006
Prepaid expenses	162,306	75,020
TOTAL CURRENT ASSETS	5,202,444	643,077

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 3)	8,814	13,267

OTHER ASSETS	11,228	11,444

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 4)	690,202	920,269
TOTAL ASSETS	$5,912,688	$1,588,057

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$402,674	$935,028
Accrued expenses (Note 5)	359,218	863,572
Accrued employee compensation	117,700	140,102
Interest payable, related parties (Note 7)	81,864	163,729
Notes payable, related parties (Note 7)	5,372,743	-
Convertible promissory note (Note 9)	-	147,775
Promissory notes	-	89,038
Capital lease payable	-	3,951
TOTAL CURRENT LIABILITIES	6,334,199	2,343,195

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 7)	-	5,372,743
TOTAL LIABILITIES	6,334,199	7,715,938

COMMITMENTS AND CONTINGENCIES (Note 12)	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 shares authorized; 6,175 shares issued and outstanding (Note 10)	6	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,825 shares authorized; no shares issued and outstanding	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares authorized; 50,706,519 and 37,984,182 issued and outstanding in 2014 and 2013, respectively	50,707	37,984

ADDITIONAL PAID-IN CAPITAL	87,496,831	76,037,490

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(8,503)	6,688

ACCUMULATED DEFICIT	(87,960,552)	(82,210,043)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(421,511)	(6,127,881)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,912,688	$1,588,057

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

REVENUE	$227,492	$148,421	$610,705	$510,272

COST OF REVENUE	68,077	29,467	149,813	109,061

GROSS PROFIT	159,415	118,954	460,892	401,211

OPERATING EXPENSES
Research and development	708,304	775,717	2,486,801	1,744,935
General and administrative	780,115	1,151,709	2,774,828	3,160,749
Depreciation	3,827	4,854	13,312	14,836
Amortization	76,689	76,689	230,067	230,067
TOTAL OPERATING EXPENSES	1,568,935	2,008,969	5,505,008	5,150,587

OPERATING LOSS	(1,409,520)	(1,890,015)	(5,044,116)	(4,749,376)

OTHER INCOME (EXPENSE)
Loss on embedded conversion feature of Senior Secured Notes (Note 6)	-	(964,813)	-	(2,373,813)
Loss on extinguishment of Senior Secured Notes (Note 6)	-	(1,073,572)	-	(1,073,572)
Accretion of interest and interest expense on Senior Secured Notes (Note 6)	-	(421,060)	-	(2,178,390)
Interest expense, net	(79,955)	(88,772)	(700,085)	(256,472)
Gain on sale of fixed assets	-	-	-	7,500
Gain (loss) on foreign currency exchange	(3,430)	1,442	(6,308)	(331)
TOTAL OTHER INCOME (EXPENSE)	(83,385)	(2,546,775)	(706,393)	(5,875,078)

LOSS BEFORE INCOME TAXES	(1,492,905)	(4,436,790)	(5,750,509)	(10,624,454)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(1,492,905)	(4,436,790)	(5,750,509)	(10,624,454)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(10,210)	(1,829)	(15,191)	(5,804)
TOTAL COMPREHENSIVE LOSS	$(1,503,115)	$(4,438,619)	$(5,765,700)	$(10,630,258)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.03)	$(0.14)	$(0.12)	$(0.43)

Weighted average shares outstanding - basic and diluted	50,706,519	31,874,479	46,258,912	24,969,972

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,750,509)	$(10,624,454)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	230,067	230,067
Depreciation	13,312	14,836
Change in allowance for doubtful accounts	4,762	352
Stock-based compensation - employees, directors and advisors	91,788	683,382
Stock issued for consulting services	743,150	751,587
Accrued interest on 18% Convertible Promissory Notes	7,168	-
Accretion of interest on warrants issued concurrent with a convertible promissory note	339,864	-
Loss on embedded conversion feature of Senior Secured Notes	-	2,373,813
Accretion of interest and accrued interest on Senior Secured Notes	-	2,178,390
Loss on extinguishment of Senior Secured Notes	-	1,073,572
Gain on sale of property and equipment	-	(7,500)
Changes in assets - (increase)/decrease
Accounts receivable - trade	40,020	21,554
Inventory	(11,956)	48,907
Prepaid expenses	(87,286)	39,735
Other	216	(26)
Changes in liabilities - increase/(decrease)
Accounts payable	(532,354)	(165,858)
Accrued expenses	(504,354)	111,725
Accrued employee compensation	(22,402)	(106,426)
Interest payable, related parties	(81,865)	-
Promissory notes - accrued interest	(21,813)	1,450
NET CASH USED BY OPERATING ACTIVITIES	(5,542,192)	(3,374,894)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	-	7,500
Purchase of property and equipment	(8,859)	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(8,859)	7,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2014 Private Placement, net	8,562,500	-
Proceeds from sale of capital stock - subscription agreement	900,000	75,000
Proceeds from 18% Convertible Promissory Notes	815,000	-
Proceeds from convertible promissory notes, net	325,000	-
Proceeds from employee stock option exercise	12,600	37,917
Proceeds from subscriptions payable for Senior Secured Notes	-	1,570,000
Proceeds from public offering, net	-	1,517,450
Proceeds from private placement	-	405,000
Proceeds from promissory notes	-	360,000
Payments of principal on convertible promissory notes	(450,000)	-
Payments of principal on promissory notes	(90,000)	(325,000)
Payments of principal on capital lease	(3,951)	(3,664)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,071,149	3,636,703

EFFECT OF EXCHANGE RATES ON CASH	(15,191)	(5,804)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,504,907	263,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	182,315	70,325
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,687,222	$333,830

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$325,804	$242,904

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1.             Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is a shockwave technology company using a patented system of noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the demaPACE® device, which is in a supplemental Phase III clinical study for treating diabetic foot ulcers with possible FDA approval in 2016, subject to submission of satisfactory clinical study results.

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

2.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Financial condition

Since inception in 2005, the Company’s operations have primarily been funded from the sale of capital stock and convertible debt securities. At September 30, 2014, the Company had cash and cash equivalents totaling $4,687,222 and negative working capital of $1,131,755. For the nine months ended September 30, 2014 and 2013, the net cash used by operating activities was $5,542,192 and $3,374,894, respectively. Since inception, the Company has experienced recurring losses from operations and had an accumulated deficit of $87,960,552 at September 30, 2014.

The Company does not currently generate significant recurring revenue and will require additional capital in the second half of 2015 to obtain FDA approval for the dermaPACE in 2016, assuming positive clinical study results. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the third quarter of 2015. The Company’s unsecured Notes Payable, Related Parties, which total $5,372,743 at September 30, 2014, are due on August 1, 2015.

 SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

2.             Summary of Significant Accounting Policies (continued)

The continuation of the Company’s business is dependent upon raising additional capital in the second half of 2015 to fund operations and repay the Notes Payable, Related Parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Management’s plans are to obtain additional capital in 2015 through investments by strategic partners in specific clinical indications or market opportunities, which may include strategic partnerships or licensing arrangements.

In addition, the Company may raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, or by selling all or a portion of the Company’s assets (or some combination of the foregoing). If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

3.            Property and equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2014	2013

Machines and equipment	$240,295	$233,793
Office and computer equipment	173,761	171,404
Software	41,872	41,872
Furniture and fixtures	22,447	22,447
Other assets	2,446	2,446
Total	480,821	471,962
Accumulated depreciation	(472,007)	(458,695)
Net property and equipment	$8,814	$13,267

The aggregate depreciation related to property and equipment charged to operations was $3,827 and $4,854 for the three months ended September 30, 2014 and 2013, respectively, and $13,312 and $14,836 for the nine months ended September 30, 2014 and 2013, respectively.

4.            Intangible assets

Intangible assets consist of the following:

	September 30,	December 31,
	2014	2013

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,811,933)	(2,581,866)
Net intangible assets	$690,202	$920,269

The aggregate amortization charged to operations was $76,689 for the three months ended September 30, 2014 and 2013, and $230,067 for the nine months ended September 30, 2014 and 2013.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

5.             Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2014	2013

Accrued executive severance	$100,000	$400,000
Accrued clinical study expenses	68,801	188,927
Accrued consultants	68,800	58,000
Accrued audit and tax preparation	64,125	91,000
Accrued legal professional fees	13,600	29,500
Accrued board of directors fees	12,000	37,333
Accrued other	31,892	58,812
	$359,218	$863,572

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

The conversion feature embedded in the Senior Secured Notes was accounted for as a derivative liability and resulted in the creation at issuance of a discount to the carrying amount of the debt in the amount of $2,000,000, which was amortized as additional interest expense using the straight-line method over the term of the Senior Secured Notes (the Company determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The amount of the fair value of the embedded conversion feature in the Senior Secured Notes of $4,908,000, at the date of issuance, less the debt discount, totaled $2,908,000 and was recorded in the “loss on embedded conversion feature of Senior Secured Notes” in the accompanying consolidated statements of comprehensive loss. Subsequent fair value adjustments of the embedded conversion feature of a loss of $829,000 at March 31, 2013, a gain of ($2,328,000) at June 30, 2013 and a loss of $964,813 at July 31, 2013 (the date of extinguishment – see below) are also included in this financial statement caption.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

6.             18% Senior secured convertible promissory notes (continued)

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

Accrued interest expense on the Senior Secured Notes, including amortization of the debt discount, totaled $421,060 for the three months ended September 30, 2013, and $2,178,390 for the nine months ended September 30, 2013.

7.             Notes payable, related parties

The notes payable, related parties consist of the following:

	September 30,	December 31,
	2014	2013
Notes payable, unsecured, payable to HealthTronics, Inc., a shareholder of the Company
Current portion	$5,372,743	$-
Non-current portion	-	5,372,743
Total	$5,372,743	$5,372,743

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $81,864 and $163,729 at September 30, 2014 and December 31, 2013, respectively.

Interest expense on notes payable to related parties totaled $81,864 for the three months ended September 30, 2014 and 2013, and $243,940 and $242,903 for the nine months ended September 30, 2014 and 2013, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

8.             Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At September 30, 2014, the Company had federal net operating loss (“NOL”) carryforwards of $59,355,168 for tax years through the year ended December 31, 2013, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes (formerly SFAS No. 109), the Company’s management believes that there is not sufficient evidence at September 30, 2014 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2014. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

9.             Equity transactions

2014 Private Placement

On March 17, 2014, in conjunction with a private placement of securities (the “2014 Private Placement”) with institutional and select accredited investors, the Company issued an aggregate total of 6,210,000 shares of common stock and 6,175 shares of preferred stock (the “Series A Convertible Preferred Stock”) for an aggregate total purchase price of $9,280,000. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of common stock at the option of the holder. The proceeds received by the Company were $8,562,500, net of offering costs of $717,500.

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

Pursuant to the terms of a registration rights agreement that the Company entered with the investors in connection with the 2014 Private Placement, the Company filed a registration statement with the SEC in April 2014 that covers the shares of common stock and the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the Series A Warrants and Series B Warrants issued to the investors in the 2014 Private Placement. The registration statement was declared effective by the SEC on May 6, 2014.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The 2014 Private Placement was a qualified financing as defined in the 18% Convertible Promissory Notes. As such, on March 17, 2014, in conjunction with the 2014 Private Placement discussed above, the 18% Convertible Promissory Notes, with an aggregate outstanding principal and accrued interest balance of $822,168, were automatically converted and the holders received in the aggregate 1,644,337 shares of common stock, 2,055,421 Series A Warrants, and 1,233,252 Series B Warrants.

Subscription agreement

On November 27, 2012, the Company and David N. Nemelka (the “Subscriber”), the brother of a member of the Company’s board of directors, entered into a subscription agreement (the “Subscription Agreement”) whereby the Subscriber agreed to purchase from the Company, and the Company has agreed to sell and issue, a total of 4,000,000 shares of the Company’s unregistered common stock at a purchase price equal to $0.25 per share, for an aggregate sales price of $1,000,000 (the “Purchase Price”). The shares are subject to piggy-back registration rights if the Company files a registration statement for an offering of securities.

The Purchase Price was payable to the Company as follows: (i) $50,000 on or before January 31, 2013; (ii) $50,000 on or before February 15, 2013; and (iii) the balance of $900,000 on or before May 27, 2014 (the “Outside Due Date”). The Subscriber could make payments of the Purchase Price at his discretion in minimum installments of $100,000 each, until the Outside Due Date.

In the event that at any time after February 15, 2013, the Company’s total available cash should be less than $100,000, the Subscriber would, upon demand of the Company, pay to the Company $100,000 of the then outstanding balance of the Purchase Price, which payment would be due within 30 days of the demand. There was no limit on the number of demands that the Company could make pursuant to this provision of the Subscription Agreement, provided, however, that in no event could the Company provide more than one notice of demand for payment in any 30 day period.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The Class J Warrants entitle the holder to purchase, in the aggregate, 629,378 shares of the Company’s common stock. The Warrants were exercisable upon the six month anniversary of the closing date (August 10, 2014) and expire five years from the closing date. The Class J Warrants have an exercise price equal to $0.4425. The Class J Warrants may be exercised for cash or on a cashless basis. The exercise price of the warrants is subject to adjustment for stock splits, combinations or similar events, and, in this event, the number of shares issuable upon the exercise of the warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. In addition, the exercise price is also subject to a “full ratchet” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price.

In the first quarter of 2014, the Company recorded additional interest expense of $339,864, which was the estimated fair value of the Class J Warrants on the date of grant, February 10, 2014, calculated using the Black-Scholes pricing model using the following primary inputs of: (i) $0.60 closing stock price on the date of grant, (ii) the expected time the warrants will be outstanding of five years, (iii) estimated discount rate of 1.48%, and (iv) expected volatility of 137% based on historical data from the Company and other companies similar in size and value to the Company.

In March 2014, the Company repaid the $278,500 Convertible Note in full, which totaled $337,171 with accrued interest and a prepayment penalty of $56,195.

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

September 30, 2014

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

In March 2014, the Company repaid the $128,500 Convertible Note in full, which totaled $158,055, with accrued interest and prepayment penalty of $29,555.

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

In March 2014, the Company repaid the $78,500 Convertible Note in full, which totaled $90,275 with accrued interest and prepayment penalty of $11,775.

Consulting Agreements

In February 2014, the Company renewed one consulting contract and entered into three additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 1,035,000 shares of common stock under these agreements in February 2014 through May 2014. The fair value of the common stock issued to the consultants, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense for the periods.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

11.          Warrants

A summary of the warrant activity as of September 30, 2014 and December 31, 2013, and the changes during the nine months ended September 30, 2014, is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				September 30,	Exercise	Expiration
Warrant class	2013	Issued	Exercised	Expired	2014	price/share	date

Class A Warrants	1,106,627	-	-	(1,106,627)	-	$4.00	Sept, 2014
Class B Warrants	1,106,627	-	-	(1,106,627)	-	$8.00	Sept, 2014
Class E Warrants	3,576,737	-	-	-	3,576,737	$4.00	Apr, 2016
Class F Warrants	300,000	-	-	-	300,000	$0.35	Feb, 2018
Class G Warrants	1,503,409	-	-	-	1,503,409	$0.80	Jul, 2018
Class H Warrants	1,988,095	-	-	-	1,988,095	$0.80	Jul, 2018
Class I Warrants	1,043,646	-	-	-	1,043,646	$0.85	Sept, 2018
Class J Warrants	-	629,378	-	-	629,378	$0.44	Feb, 2019
Series A Warrants	-	25,951,421	-	-	25,951,421	$0.50	Mar, 2019
Series B Warrants	-	15,570,852	-	-	15,570,852	$1.50	Mar, 2015
	10,625,141	42,151,651	-	(2,213,254)	50,563,538

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

12.          Commitments and contingencies

Operating Leases

Rent expense for the three months ended September 30, 2014 and 2013, was $28,813 and $22,531, respectively, and $88,654 and $76,508 for the nine months ended September 30, 2014 and 2013, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

13.          Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At September 30, 2014 and December 31, 2013, the Stock Incentive Plan reserved 8,500,000 shares of common stock for grant.

On September 4, 2014, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.55 per share in place of an annual cash consulting fee for calendar year 2014. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.1625 resulting in compensation expense of $24,375. Compensation cost is being recognized over the requisite service period in calendar year 2014.

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

September 30, 2014

13.           Stock-based compensation (continued)

On February 25, 2013, Joseph Chiarelli joined the Company to serve as the Chief Executive Officer and a director of the Company. Mr. Chiarelli was granted options to purchase 2,250,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The options could vest and become exercisable in five installments as follows: (i) 375,000 vested at grant; (ii) 375,000 vest upon the Company completing a financing resulting in gross proceeds to the Company of no less than $5,000,000 at a price per share of not less than $0.35; (iii) 375,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1,000,000 and the Company has received payments of at least $250,000; (iv) 375,000 vest upon receipt by the Company of FDA approval for the use of dermaPACE; and (v) 750,000 vest in the event the Company achieves the milestones (i), (ii), (iii) and (iv) above during the initial two year term and the term is not extended by the Company. Using the Black-Scholes option pricing model, management determined that the options had an average fair value per share of $0.207 resulting in total compensation of $465,000. Compensation cost will be recognized over the requisite service period. Mr. Chiarelli was terminated as Chief Executive Officer on April 15, 2014. The 1,500,000 non-vested options outstanding at that time were forfeited and compensation cost of $217,450 that had been expensed in prior periods for these non-vested options was reversed in the three months ended June 30, 2014.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the nine months ended September 30, 2014 and 2013:

	2014	2013
Weighted average expected life in years	5.4	4.3
Weighted average risk free interest rate	1.81%	0.72%
Weighted average volatility	136.1%	150.0%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $94,032 and $175,987 for the three months ended September 30, 2014 and 2013, respectively, and $369,238 and $683,382 for the nine months ended September 30, 2014 and 2013, respectively. This was offset by a reduction in compensation expense for forfeitures on non-vested options of $60,000 and $277,450 for the three and nine months ended September 30, 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

13.           Stock-based compensation (continued)

A summary of option activity as of September 30, 2014 and December 31, 2013, and the changes during the three and nine months ended September 30, 2014, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2013	8,366,830	$1.17
Granted	-	$-
Exercised	(60,000)	$0.21
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2014	8,306,830	$1.17
Granted	900,000	$0.55
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	(1,500,000)	$0.35
Outstanding as of June 30, 2014	7,706,830	$1.26
Granted	150,000	$0.55
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	(600,000)	$0.55
Outstanding as of September 30, 2014	7,256,830	$1.31

Exercisable	6,279,789	$1.45

The range of exercise prices for options was $0.21 to $2.92 for options outstanding at September 30, 2014 and December 31, 2013. The aggregate intrinsic value for outstanding options was $0 and $1,271,540 at September 30, 2014 and December 31, 2013, respectively. The aggregate intrinsic value for all vested and exercisable options was $0 and $574,181 at September 30, 2014 and December 31, 2013, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 6.67 and 6.96 years as of September 30, 2014 and December 31, 2013, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

13.           Stock-based compensation (continued)

A summary of the Company’s nonvested options as of September 30, 2014 and December 31, 2013, and changes during the three and nine months ended September 30, 2014, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2013	3,254,092	$0.35
Granted	-	$-
Vested	(1,014,552)	$0.35
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2014	2,239,540	$0.34
Granted	900,000	$0.55
Vested	(299,999)	$0.55
Cancelled	-	$-
Forfeited or expired	(1,500,000)	$0.35
Outstanding as of June 30, 2014	1,339,541	$0.43
Granted	150,000	$0.55
Vested	(112,500)	$0.55
Cancelled	-	$-
Forfeited or expired	(400,000)	$0.55
Outstanding as of September 30, 2014	977,041	$0.38

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

As a result of the net loss for the three and nine months ended September 30, 2014 and 2013, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 70,170,368 shares and 18,623,325 shares at September 30, 2014 and 2013, respectively.

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

Overview

We are a shockwave technology company using a patented system of noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the demaPACE® device, used for treating diabetic foot ulcers, which is in a supplemental Phase III clinical study with possible FDA approval in 2016, subject to submission of satisfactory clinical study results.

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

●	stem cells, including stem cell proliferation and soft tissue regeneration;
●	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
●	cardiac applications for removing plaque due to atherosclerosis and improving heart muscle performance.

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

Recent Developments

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and as of April 30, 2014, we had enrolled the minimum number of 90 patients in the clinical trial, which represented the number of patients for the first interim analysis by the independent Data Monitoring Committee (DMC). In September 2014, we reported that the independent Data Monitoring Committee had performed an interim analysis on the 12-week efficacy results for the first 90 patients in the clinical trial and recommended we continue enrollment of patients into the study up to the next predefined patient analysis point of 130 patients. We had continued to enroll patients while waiting on the 12-week efficacy analysis for the first 90 patients and expect to complete enrollment for the 130 patients in November 2014. We expect to suspend enrollment at that time until we receive the recommendation of the DMC on the 130 patients. We are exploring additional analysis for clinical objectives for the dermaPACE clinical trial through ongoing discussions with the FDA which could be added to the 130 subject Bayesian analysis.

The DMC will perform an analysis on the entire 130 patient population once the patients have completed the 12-week efficacy analysis period. This is expected to be completed in the first quarter of 2015. After their review of the 130 patients, the DMC may recommend: 1) stopping enrollment because the dermaPACE has met the minimum success criteria as compared to sham-control, 2) increasing enrollment to 170 patients which is the next predefined patient analysis point, or 3) stopping the trial due to poor results. Assuming positive clinical results, we will then submit the PMA to the FDA with possible FDA approval in 2016.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At September 30, 2014, we had cash and cash equivalents totaling $4,687,222. Management believes that these funds will support our operations into the third quarter of 2015. We expect to complete the dermaPACE clinical trial and, assuming positive clinical results at the 130 patient mark, submit the PMA to the FDA in the third quarter of 2015 for possible FDA approval in 2016.

Management expects the cash used in operations for the Company in 2014 will be approximately $550,000 to $650,000 per month through December 2014 as substantial resources are devoted to the patient enrollment and follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and will be approximately $450,000 to $550,000 per month thereafter in 2015.

We do not currently generate significant recurring revenue and will require additional capital in the second half of 2015 to complete the FDA approval process for the dermaPACE, assuming positive clinical study results, and repay the Notes Payable, Related Parties. Should we not be successful in obtaining FDA approval, we will need to explore strategic alternatives and obtain additional financing to sustain operations.  We may raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of the Company's assets.  These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us.

Since our inception, we have incurred losses from operations each year. As of September 30, 2014, we had an accumulated deficit of $87,960,552. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process.

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

Research and Development Costs

We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers and other vendors and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs.

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

Results of Operations for the Three Months ended September 30, 2014 and 2013 (Unaudited)

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2014 was $227,492, compared to $148,421 for the same period in 2013, an increase of $79,071, or 53%. Revenue resulted primarily from sales in Europe, Asia and Asia/Pacific of our dermaPACE and orthoPACE devices and related applicators. The increase in revenue for 2014 was due to higher sales of orthoPACE devices in 2014 in Asia/Pacific, as compared to the prior year, as well as higher sales in refurbished applicators in Europe.

Cost of revenue for the three months ended September 30, 2014 was $68,077, compared to $29,467 for the same period in 2013. Gross profit as a percentage of revenue was 70% for the three months ended September 30, 2014, compared to 80% for the same period in 2013. The decrease in gross profit as a percentage of revenue in 2014 was due to a greater portion of revenue being from the sale of devices in 2014, which have a lower margin than applicators.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 were $708,304, compared to $775,717 for the same period in 2013, a decrease of $67,413, or 9%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2014 as a result of higher start-up costs for third parties used in the dermaPACE clinical study in 2013 at the start of the more costly enrollment phase in June 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $780,115, as compared to $1,151,709 for the same period in 2013, a decrease of $371,594, or 32%. The decrease in general and administrative expenses is primarily due to reduced stock-based compensation expense for 2014 due to the forfeiture of non-vested stock options by terminated employees and reduced financial related consulting expenses with the completion of the private placement in March 2014.

Other Income (Expense)

Other income (expense) was an expense of $83,385 for the three months ended September 30, 2014, as compared to an expense of $2,546,775 for the same period in 2013, a decrease in other expense of $2,463,390. The decrease in other expense for 2014 was due to a non-cash loss in 2013 of $964,813 from the embedded conversion feature of the Senior Secured Notes which were converted to equity during the quarter, a non-cash loss on extinguishment of the Senior Secured Notes of $1,073,572 for the fair value of the warrants issued to the note holders, and $421,060 in non-cash amortization expense of the debt discount on the embedded conversion feature of the Senior Secured Notes and interest expense on the Senior Secured Notes.

Provision for Income Taxes

At September 30, 2014, we had federal net operating loss carryforwards of $59,355,168 through the year ended December 31, 2013 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended September 30, 2014 was $1,492,905, or ($0.03) per basic and diluted share, compared to a net loss of $4,436,790, or ($0.14) per basic and diluted share, for the same period in 2013, a decrease in the net loss of $2,943,885, or 66%. The decrease in the net loss for 2014 was primarily a result of the non-cash other expenses which totaled $2,459,445 in 2013 for the embedded conversion feature of the Senior Secured Notes, the loss on extinguishment of the Senior Secured Notes which were converted to equity in the third quarter of 2013, and the accrued interest expense on the Senior Secured Notes.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Results of Operations for the Nine Months ended September 30, 2014 and 2013 (Unaudited)

Revenue and Cost of Revenue

Revenue for the nine months ended September 30, 2014 was $610,705, compared to $510,272 for the same period in 2013, an increase of $100,433, or 20%. Revenue resulted primarily from sales in Europe, Asia and Asia/Pacific of our dermaPACE and orthoPACE devices and related applicators. The increase in revenue for 2014 was due to higher sales of orthoPACE devices in 2014 in Asia/Pacific, as compared to the prior year, as well as higher sales in refurbished applicators in Europe.

Cost of revenue for the nine months ended September 30, 2014 was $149,813, compared to $109,061 for the same period in 2013. Gross profit as a percentage of revenue was 75% for the nine months ended September 30, 2014, compared to 79% for the same period in 2013. The decrease in gross profit as a percentage of revenue in 2014 was due to a greater portion of revenue being from the sale of devices in 2014, which have a lower margin than applicators.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2014 were $2,486,801, compared to $1,744,935 for the same period in 2013, an increase of $741,866, or 43%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses increased in 2014 as a result of the dermaPACE clinical study starting the more costly enrollment phase in June 2013.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 were $2,774,828, as compared to $3,160,749 for the same period in 2013, a decrease of $385,921, or 12%. The decrease in general and administrative expenses is primarily due to reduced stock-based compensation expense for 2014 due to the forfeiture of non-vested stock options by terminated employees and reduced financial related consulting expenses with the completion of the private placement in March 2014.

Other Income (Expense)

Other income (expense) was an expense of $706,393 for the nine months ended September 30, 2014, as compared to an expense of $5,875,078 for the same period in 2013, a decrease in other expense of $5,168,685. The other expense in 2014 included a non-cash loss of $339,864 charged to interest expense for the fair value of the warrants issued concurrently with a convertible promissory note in February 2014. The other expense in 2013 included a non-cash loss of $2,373,813 for the embedded conversion feature of the Senior Secured Notes, the loss on extinguishment of the Senior Secured Notes of $1,073,572 which were converted to equity in the third quarter of 2013, and $2,178,390 for the accrued interest expense on the Senior Secured Notes, including amortization of the debt discount. The Senior Secured Notes were converted to equity during the third quarter of 2013.

Provision for Income Taxes

At September 30, 2014, we had federal net operating loss carryforwards of $59,355,168 through the year ended December 31, 2013 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the nine months ended September 30, 2014 was $5,750,509, or ($0.12) per basic and diluted share, compared to a net loss of $10,624,454, or ($0.43) per basic and diluted share, for the same period in 2013, a decrease in the net loss of $4,873,945, or 46%. The decrease in the net loss for 2014 was primarily a result of the non-cash other expenses which totaled $5,625,775 in 2013 for the embedded conversion feature of the Senior Secured Notes, the loss on extinguishment of the Senior Secured Notes which were converted to equity in the third quarter of 2013, and the accrued interest expense on the Senior Secured Notes. These other expenses were offset by increased research and development expenses in 2014 for the dermaPACE clinical study.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities. At September 30, 2014, we had cash and cash equivalents totaling $4,687,222 and negative working capital of $1,131,755. For the nine months ended September 30, 2014 and 2013, the net cash used by operating activities was $5,542,192 and $3,374,894, respectively. Since inception, we have has experienced recurring losses from operations and had an accumulated deficit of $87,960,552 at September 30, 2014.

We do not currently generate significant recurring revenue and will require additional capital in the second half of 2015 to obtain FDA approval for the dermaPACE in 2016, assuming positive clinical study results. Although no assurances can be given, management believes that existing capital resources should enable us to fund operations into the third quarter of 2015. Our unsecured Notes Payable, Related Parties, which total $5,372,743 at September 30, 2014, are due on August 1, 2015.

The continuation of our business is dependent upon raising additional capital in the second half of 2015 to fund operations and repay the Notes Payable, Related Parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Management’s plans are to obtain additional capital in 2015 through investments by strategic partners in specific clinical indications or market opportunities, which may include strategic partnerships or other licensing arrangements.

In addition, we may raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, or by selling all or a portion of our assets (or some combination of the foregoing). If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

For the nine months ended September 30, 2014 and 2013, net cash used by operating activities was $5,542,192 and $3,374,894, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the nine months ended September 30, 2014, as compared to the same period for 2013, of $2,167,298, or 64%, was primarily due to the increased research and development expenses in 2014, as compared to 2013, of $741,866 for expenses associated with the dermaPACE clinical trial including the costs for our clinical research organization, clinical monitors and the clinical site costs related to the patients enrolled during the period as a result of the clinical study starting the more costly enrollment phase in June 2013 and the reduction of accounts payable and accrued expenses in 2014 of $1,036,708. Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $10,071,149 and $3,636,703, respectively, which in 2014 primarily consisted of the net proceeds from the 2014 Private Placement of $8,562,500, the proceeds from sale of capital stock per the Subscription Agreement with a related party of $900,000, and the proceeds from the 18% Convertible Promissory notes of $815,000. In 2013, net cash provided by financing activities primarily consisted of the net proceeds from the subscriptions payable for Senior Secured Notes of $1,570,000 and net proceeds from the July 2013 public offering of $1,517,450. Cash and cash equivalents increased by $4,504,907 and $263,505 for the nine months ended September 30, 2014 and 2013, respectively.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, the Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Dated: November 12, 2014

SANUWAVE HEALTH, INC.

By:     /s/ Kevin A. Richardson, II

Kevin A. Richardson, II

Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/Kevin A. Richardson, II Name: Kevin A. Richardson, II	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	November 12, 2014
By: /s/ Barry J. Jenkins Name: Barry J. Jenkins	Chief Financial Officer (principal financial and accounting officer)	November 12, 2014
By: /s/ John F. Nemelka Name: John F. Nemelka	Director	November 12, 2014
By: /s/ Alan L. Rubino Name: Alan L. Rubino	Director	November 12, 2014

EXHIBIT INDEX

Exhibit No.	Description

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