Form 10-K
period 2014-12-31
SANUWAVE Health, Inc.
filed 2015-03-03
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $19.9 million.

As of February 27, 2015, there were issued and outstanding 63,056,519 shares of the registrant’s common stock.

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

We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe, Asia and Asia/Pacific. Our lead product candidate for the global wound care market, dermaPACE, has received the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.

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

We research, design, manufacture, market and service our products worldwide and believe we have already demonstrated that our technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our orthoPACE, Evotron and OssaTron devices in Europe, Asia and Asia/Pacific.

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

dermaPACE – Our Lead Product Candidate

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and as of April 2014, we had enrolled the minimum number of 90 patients in the clinical trial, which represented the number of patients for the first interim analysis by the independent Data Monitoring Committee (DMC). In September 2014, we reported that the DMC had performed an interim analysis on the 12-week efficacy results for the first 90 patients in the clinical trial and recommended we continue enrollment of patients into the study up to the next predefined patient analysis point of 130 patients. We completed enrollment for the 130 patients in November 2014 and suspended further enrollment at that time until we receive the recommendation of the DMC on the 130 patients.

The DMC will perform an analysis on the entire 130 patient population once the patients have completed the 12-week efficacy analysis period. The DMC meeting is expected to occur in April 2015. After their review of the 130 patients, the DMC may recommend: 1) stopping enrollment because the dermaPACE has met the monitoring success criteria as compared to sham-control, 2) increasing enrollment to 170 patients which is the next predefined patient analysis point, or 3) stopping the trial due to poor results. Assuming positive clinical results, we will then submit a pre-market approval (PMA) application to the FDA with possible approval in 2016.

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

Our dermaPACE device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. We are currently marketing the dermaPACE utilizing distributors in select countries in the European Community, Canada and Asia/Pacific.

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

Growth Opportunity in Wound Care Treatment

We are focused on the development of products that treat unmet medical needs in large market opportunities. Our primary interest is obtaining FDA approval for our lead product candidate, dermaPACE, for the wound care market, initially in the United States for treating diabetic foot ulcers. Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions. According to the American Diabetes Association, about 29.1 million people (9.3% of the total United States population) have diabetes, and nearly two million new cases are diagnosed in people aged 20 years or older each year. If current trends continue, 1 in 3 Americans will develop diabetes at some point in their lifetime, and those with diabetes will lose, on average, 10-15 years of life expectancy.  Importantly, up to 25% of people with diabetes will develop a diabetic foot ulcer, resulting in 3 million diabetic foot ulcers annually in the United States alone. More than half of all foot ulcers will become infected, which could require hospitalization, and 1 in 5 will require an amputation that carries a high risk of mortality. Diabetes puts tremendous economic pressure on the United States healthcare system. In March 2013, the Centers for Disease Control and Prevention (CDC) reported the total costs (direct and indirect) of diabetes in the United States is $245 billion annually, and people with diagnosed diabetes have medical expenditures that are over two times higher than medical expenditures for people without diabetes. Hospitalization costs alone are $16,000 to $20,000 for a patient with a diabetic foot ulcer, and direct and indirect costs of an amputation range from $20,000 to $60,000 per patient. Advanced, cost-effective treatment modalities for diabetes and its comorbidities, including diabetic foot ulcers, are in great need globally, yet in short supply. According to the American Diabetes Association, by the year 2025 the prevalence of diabetes is expected to rise by 72% to 324 million people worldwide.

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

We believe we are developing a safe and advanced technology in the wound healing and tissue regeneration market with PACE. dermaPACE is noninvasive and does not require anesthesia, making it a cost-effective, time-efficient and painless approach to wound care. Physicians and nurses look for therapies that can accelerate the healing process and overcome the obstacles of patients’ compromised conditions, and prefer therapies that are easy to administer. In addition, since many of these patients are not confined to bed, healthcare providers want therapies that are minimally disruptive to the patient’s or the caregiver’s daily routines. dermaPACE’s noninvasive treatments are designed to elicit the body’s own healing response and, followed by simple standard of care dressing changes, are designed to allow for limited disruption to the patients’ normal lives and have no effect on mobility while their wounds heal.

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

Additional, in the energy sector, we believe shockwaves can be used to improve oil recovery (IOR), as a supplement to or in conjunction with existing fracking technology, which utilizes high pressurized water/gases to crack the rocks that trap oil in the underground reservoir, through the use of our high-energy, acoustic pressure shockwaves to improve the efficiency and reduce the environmental impact of the fracking process. Furthermore, we believe our technology can be used for enhanced oil recovery (EOR) based on the changes in fluid flow characteristics resulting from shockwave stimulation, as a tertiary method of oil recovery from older oil fields.

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

Strategy

Our primary objective is to be a leader in the development and commercialization of our shockwave technology, which utilizes noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE device for treating diabetic foot ulcers, which is in a supplemental Phase III clinical study with possible FDA approval in 2016, subject to submission of satisfactory clinical study results.

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

We are focusing initially on obtaining FDA approval for our lead product candidate, dermaPACE, for the wound care market, initially in the United States for diabetic foot ulcers which we believe represents a large, unmet need. The FDA has granted approval of our IDE Supplement to conduct a supplemental clinical trial of the dermaPACE device in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and as of April 2014, we had enrolled the minimum number of 90 patients in the clinical trial, which represented the number of patients for the first interim analysis by the independent Data Monitoring Committee (DMC). In September 2014, we reported that the DMC had performed an interim analysis on the 12-week efficacy results for the first 90 patients in the clinical trial and recommended we continue enrollment of patients into the study up to the next predefined patient analysis point of 130 patients. We completed enrollment for the 130 patients in November 2014. The DMC will perform an analysis on the entire 130 patient population once the patients have completed the 12-week efficacy analysis period. The DMC meeting is expected to occur in April 2015. After their review of the 130 patients, the DMC may recommend: 1) stopping enrollment because the dermaPACE has met the monitoring success criteria as compared to sham-control, 2) increasing enrollment to 170 patients which is the next predefined patient analysis point, or 3) stopping the trial due to poor results. Assuming positive clinical results, we will then submit the PMA application to the FDA with possible approval in 2016.

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

We intend to use our shockwave technology and know-how for non-medical uses, including energy, food, water and industrial markets, including disrupting the formation of biofilms, through license/partnership opportunities.

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

We pay consulting fees to certain members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses. The amounts vary depending on the nature of the services. We paid our advisors aggregate consulting fees through the issuance of stock options in 2014 and 2013 and recorded stock-based compensation expense of $35,625 and $64,000 for the years ended December 31, 2014 and 2013, respectively.

Sales, Marketing and Distribution

We do not have any commercial products available for sale in the United States. We currently do not have the sales or marketing resources required to commercialize our products in the United States. Following FDA approval, we intend to seek a development and/or commercialization partnership, or commercialize the product ourselves. Outside the United States, we retain distributors to represent our products in selective international markets. These distributors have been selected based on their existing business relationships and the ability of their sales force and distribution capabilities to effectively penetrate the market with our PACE product line. We rely on these distributors to manage physical distribution, customer service and billing services for our international customers.

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

We are the assignee of 21 issued United States patents and 7 issued foreign patents which on average have remaining useful lives of ten years or longer. Our current issued United States and foreign patents include patent claims directed to particular electrode configurations, piezoelectric fiber shockwave devices, chemical components for shockwave generation and detachable therapy heads with data storage. Our United States patents also include patent claims directed to methods of using acoustic shockwaves, including shockwave devices such as our products, to treat ischemic conditions, spinal cord scar tissue and spinal injuries, body tissues under positive pressure, bone surface gaps, and, within particular treatment parameters, diabetic foot ulcers and pressure sores. While such patented method claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our method patents as compared to device and non-medical method patents.

We also currently maintain 9 United States non-provisional patent applications and 2 foreign patent applications. Our patent-pending rights include inventions directed to certain shockwave devices and systems, ancillary products and components for shockwave treatment devices, and various methods of using acoustic pressure waves. Such patent-pending methods include, for example, using acoustic pressure waves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels and circulatory disorders, lymphatic disorders, cardiac tissue, fat and cellulite, cancer, blood and fluids sterilization, and to destroy pathogens. All of our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.

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

Pursuant to mutual amendment and other assignment-back rights under the patent license agreement with HealthTronics, we are also a licensee of certain patents and patent applications that have been assigned to HealthTronics. We received a perpetual, non-exclusive and royalty-free license to 9 issued foreign patents. Our non-exclusive license is subject to HealthTronics’ sole discretion to further maintain any of the patents and pending applications assigned back to HealthTronics.

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

Competition

We believe the advanced wound care market can benefit from our technology which up-regulates the biological factors that promote wound healing. Current technologies developed by Kinetic Concepts, Inc. (“KCI”), Organogenesis, Inc., Smith & Nephew plc, Derma Sciences, Inc., Molnlycke Health Care, and Systagenix Wound Management (US), Inc. (now owned by KCI) manage wounds, but, in our opinion, do not provide the value proposition to the patients and care givers like our PACE technology has the potential to do. The leading medical device serving this market is the Vacuum Assisted Closure (“V.A.C.”) System marketed by KCI. The V.A.C. is a negative pressure wound therapy device that applies suction to debride and manage wounds.

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

●	Class III: special controls and approval of a pre-market approval (PMA) application.

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

During the study, the sponsor must comply with the FDA’s IDE requirements. These requirements include investigator selection, trial monitoring, adverse event reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with reporting and record keeping requirements. We, the FDA, or the IRB at each institution at which a clinical trial is being conducted, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk. During the approval or clearance process, the FDA typically inspects the records relating to the conduct of one or more investigational sites participating in the study supporting the application.

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

The primary regulatory environment in Europe is the European Union, which consists of 28 member states encompassing most of the major countries in Europe. In the European Union, the European Medicines Agency (EMA) and the European Union Commission have determined that dermaPACE, orthoPACE, OssaTron and Evotron will be regulated as medical device products. These devices have been determined to be Class IIb devices. These devices are CE Marked and as such can be marketed and distributed within the European Economic Area.

The primary regulatory body in Canada is Health Canada. In addition to needing appropriate data to obtain market licensing in Canada, we must have an ISO 13485 certification, as well as meet additional requirements of Canadian laws. We currently maintain this certification. We maintain a device license for dermaPACE with Health Canada for the indication of “devices for application of shockwaves (pulsed acoustic waves) on acute and chronic defects of the skin and subcutaneous soft tissue”.

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

Research and Development

For the years ended December 31, 2014 and 2013, we spent $3,000,807 and $2,296,662, respectively, on research and development activities which primarily consist of clinical trial expenses for the dermaPACE diabetic foot ulcer clinical study in the United States.

Employees

As of February 27, 2015, we had a total of eight full time employees in the United States. Of these, five were engaged in research and development which includes clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Item 1A.	RISK FACTORS

Risks Related to our Business

Our recurring losses from operations and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubts as to our ability to continue as a going concern. We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources to complete our Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers. Because of the significant time it will take for our product to complete the clinical trial process, and for us to obtain approval from regulatory authorities, assuming positive clinical results, and successfully commercialize our product, we will require additional capital resources. We incurred a net loss of $5,974,080 and $11,299,721 for the years ended December 31, 2014 and 2013, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At December 31, 2014, we had cash and cash equivalents totaling $3,547,071 and negative working capital of $2,183,859 including our unsecured notes payable, related parties, which are due on August 1, 2015, and totaled $5,372,743 at December 31, 2014. For the years ended December 31, 2014 and 2013, our net cash used by operating activities was $6,678,369 and $3,924,204, respectively. Management believes that these funds will support our operations into the third quarter of 2015.

Management expects our cash used in operations in 2015 will be approximately $400,000 to $500,000 per month as resources are devoted to the patient follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers.

The continuation of our business is dependent upon raising additional capital during or before the third quarter of 2015 to fund operations and repay the notes payable, related parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Management’s plans are to obtain additional capital in 2015 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have a history of losses and we may continue to incur losses and may not achieve or maintain profitability.

For the year ended December 31, 2014, we had a net loss of $5,974,080 and used $6,678,369 of cash in operations. For the year ended December 31, 2013, we had a net loss of $11,299,721 and used $3,924,204 of cash in operations. As of December 31, 2014, we had an accumulated deficit of $88,184,123 and a total stockholders' deficit of $1,551,400. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses as we continue to incur expenses related to seeking FDA approval for our dermaPACE device. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

If we are unable to successfully raise additional capital, our viability may be threatened; however, if we do raise additional capital, your percentage ownership as a shareholder could decrease and constraints could be placed on the operations of our business.

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

A variety of factors could impact our need to raise additional capital, the timing of any required financings and the amount of such financings. Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

●	unforeseen developments during our clinical trials;
●	delays in timing of receipt of required regulatory approvals;
●	unanticipated expenditures in research and development or manufacturing activities;
●	delayed market acceptance of any approved product;
●	unanticipated expenditures in the acquisition and defense of intellectual property rights;
●	the failure to develop strategic alliances for the marketing of some of our product candidates;
●	additional inventory builds to adequately support the launch of new products;
●	unforeseen changes in healthcare reimbursement for procedures using any of our approved products;
●	inability to train a sufficient number of physicians to create a demand for any of our approved products;
●	lack of financial resources to adequately support our operations;
●	difficulties in maintaining commercial scale manufacturing capacity and capability;
●	unforeseen problems with our third party manufacturers, service providers or specialty suppliers of certain raw materials;
●	unanticipated difficulties in operating in international markets;
●	unanticipated financial resources needed to respond to technological changes and increased competition;
●	unforeseen problems in attracting and retaining qualified personnel;
●	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the PPACA) on our operations,
●	enactment of new legislation or administrative regulations;
●	the application to our business of new court decisions and regulatory interpretations;
●	claims that might be brought in excess of our insurance coverage;
●	the failure to comply with regulatory guidelines; and
●	the uncertainty in industry demand and patient wellness behavior.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line through acquisitions. Any acquisition would likely increase our capital requirements.

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

As a small company with eight employees, our success depends on the continuing contributions of our management team and qualified personnel. Our success depends in large part on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical, biotechnology and medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

We have engaged a clinical research organization (CRO) and other third party vendors to assist in the conduct of our clinical trial for the dermaPACE device. There are numerous sources that are capable of providing these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our dermaPACE clinical trial, the commercial prospects for the device could be harmed and our ability to generate product revenues would be delayed or prevented. Any failure of our CRO and other third party vendors to successfully accomplish clinical trial monitoring, data collection, safety monitoring and data management and the other services they provide for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to complete clinical development of our product and obtain regulatory approval. Problems with the timeliness or quality of the work of our CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our clinical trial, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trial in an acceptable manner and at an acceptable cost.

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

The availability and levels of reimbursement by governmental and other third party payers affect the market for our approved products. The efficacy, safety, performance and cost-effectiveness of our product and product candidates, and of any competing products, will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our approved products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our approved products in the international markets in which those pricing approvals are sought.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the PPACA), which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the biotechnology and medical device industries. The PPACA includes, among other things, the following measures:

●	a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities and conduct comparative clinical effectiveness research;

●

payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models;

●	an independent payment advisory board that will submit recommendations to reduce Medicare spending if projected Medicare spending exceeds a specified growth rate; and

●	a new abbreviated pathway for the licensure of biological products that are demonstrated to be biosimilar or interchangeable with a licensed biological product.

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

Additionally, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in the United States and other markets. We could experience an adverse impact on our operating results due to increased pricing pressure these markets. Governments, hospitals and other third party payors could reduce the amount of approved reimbursement for our products or deny coverage altogether. Reductions in reimbursement levels or coverage or other cost-containment measures could adversely affect our future operating results.

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

We conduct research and development and manufacturing operations in our facility. Our research and development process may, at times, involve the controlled use of hazardous materials and chemicals. We may conduct experiments in which we may use small quantities of chemicals, including those that are corrosive, toxic and flammable. The risk of accidental injury or contamination from these materials cannot be eliminated. We do not maintain a separate insurance policy for these types of risks. In the event of an accident or environmental discharge or contamination, we may be held liable for any resulting damages, and any liability could exceed our resources. We are subject to Federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

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

As of February 27, 2015, Prides Capital owned 15.3% of our outstanding common stock and Kevin A. Richardson, II, who is managing partner of Prides Capital, beneficially owned 18.8% of our outstanding common stock. In addition, as of February 27, 2015, NightWatch Capital owned 3.1% of our outstanding common stock and John F. Nemelka, who is managing partner of Nightwatch Capital, beneficially owned 3.2% of our outstanding common stock. Mr. Richardson was appointed by Prides Capital and Mr. John Nemelka was appointed by NightWatch Capital to serve on our board of directors. For as long as Prides Capital and NightWatch Capital own a significant percentage of our outstanding stock, even if less than a majority, Prides Capital and NightWatch Capital will be able to control and exercise significant influence over our business affairs, including the general strategic direction of our business, the incurrence of indebtedness by us, the issuance of any additional equity securities, the repurchase of equity securities and the payment of dividends, and will have the power to determine or significantly influence the outcome of matters submitted to a vote of our shareholders, including mergers, consolidations, sales or dispositions of assets, reductions in share capital, other business combinations and amendments to our articles of incorporation. Prides Capital and NightWatch Capital may take actions with which you do not agree, including actions that delay, defer or prevent a change in control of our company or that could adversely affect the market price of our common stock. In addition, they may take other actions that might be favorable to them, but not favorable to us or our other shareholders. Also, if either Prides Capital or NightWatch Capital sells all or a portion of its interest in us, it may cause the price of our common stock to decrease.

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

The trading price of our common stock is less than $5.00 per share and, as a result, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the Exchange Act). Under this rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker-dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

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

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

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

We have never held an annual meeting for the election of directors.

Pursuant to the provisions of the Nevada Revised Statutes (the “NRS”), directors are to be elected at the annual meeting of the stockholders. Pursuant to the NRS and our bylaws, our board of directors is granted the authority to fix the date, time and place for annual stockholder meetings. No date, time or place has yet been fixed by our board for the holding of an annual stockholder meeting. Pursuant to the NRS and our bylaws, each of our directors holds office after the expiration of his term until a successor is elected and qualified, or until the director resigns or is removed. Under the provisions of the NRS, if an election of our directors has not been made by our stockholders within 18 months of the last such election, then an application may be made to the Nevada district court by stockholders holding a minimum of 15% of our outstanding stockholder voting power for an order for the election of directors in the manner provided in the NRS.

We have not sought an advisory stockholder vote to approve the compensation of our named executive officers.

Rule 14a-21 under the Exchange Act requires us to seek a separate stockholder advisory vote at our annual meeting at which directors are elected to approve the compensation of our named executive officers, not less frequently than once every three years (say-on-pay vote), and, at least once every six years, to seek a separate stockholder advisory vote on the frequency with which we will submit advisory say-on-pay votes to our stockholders (say-on-frequency vote). In 2013, the year in which Rule 14a-21 became applicable to smaller reporting companies, and in 2014, we did not submit to our stockholders a say-on-pay vote to approve an advisory resolution regarding our compensation program for our named executive officers, or a say-on-frequency vote. Consequently, the board of directors has not considered the outcome of our say-on-pay vote results when determining future compensation policies and pay levels for our named executive officers.

Item 1B.	UNRESOLVED STAFF COMMENTS

          None.

Item 2.	PROPERTIES

Our operations, production and research and development office is in a leased facility in Alpharetta, Georgia, consisting of 5,168 square feet of space under a lease which expires on October 31, 2015. Under the terms of the lease, we pay monthly rent of $9,027, subject to adjustment on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount.

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

Market Information

The Company’s common stock is quoted on the OTCBB under the symbol “SNWV”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the OTCBB. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions:

	Price Range
	High	Low
2014
First Quarter	$0.81	$0.52
Second Quarter	$0.70	$0.44
Third Quarter	$0.53	$0.20
Fourth Quarter	$0.22	$0.04

	Price Range
	High	Low
2013
First Quarter	$0.95	$0.16
Second Quarter	$1.59	$0.60
Third Quarter	$0.90	$0.45
Fourth Quarter	$0.82	$0.64

Holders of Common Stock

As of February 27, 2015, there were 65 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	7,206,830	$1.31	2,335,522
Total	7,206,830	$1.31	2,335,522

Stock Incentive Plans

During 2006, the Company adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc., and certain non-statutory stock option agreements with key employees outside of the 2006 Stock Incentive Plan. The non-statutory stock option agreements have terms substantially the same as the 2006 Stock Incentive Plan. The stock options granted under the plans were nonstatutory options which vest over a period of up to four years, and have a ten year term. The options were granted at an exercise price equal to the fair market value of the common stock on the date of the grant, which was approved by the board of directors of the Company.

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

We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe, Asia and Asia/Pacific. Our lead product candidate for the global wound care market, dermaPACE, has received the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.

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

Recent Developments

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and as of April 2014, we had enrolled the minimum number of 90 patients in the clinical trial, which represented the number of patients for the first interim analysis by the independent Data Monitoring Committee (DMC). In September 2014, we reported that the DMC had performed an interim analysis on the 12-week efficacy results for the first 90 patients in the clinical trial and recommended we continue enrollment of patients into the study up to the next predefined patient analysis point of 130 patients. We completed enrollment for the 130 patients in November 2014 and suspended further enrollment at that time until we receive the recommendation of the DMC on the 130 patients.

The DMC will perform an analysis on the entire 130 patient population once the patients have completed the 12-week efficacy analysis period. The DMC meeting is expected to occur in April 2015. After their review of the 130 patients, the DMC may recommend: 1) stopping enrollment because the dermaPACE has met the monitoring success criteria as compared to sham-control, 2) increasing enrollment to 170 patients which is the next predefined patient analysis point, or 3) stopping the trial due to poor results. Assuming positive clinical results, we will then submit a PMA application to the FDA with possible approval in 2016.

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

Our dermaPACE device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. We are actively marketing dermaPACE utilizing distributors in select countries in the European Community, Canada and Asia/Pacific.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At December 31, 2014, we had cash and cash equivalents totaling $3,547,071 and negative working capital of $2,183,859, including our unsecured notes payable, related parties, which are due on August 1, 2015, and totaled $5,372,743 at December 31, 2014. For the years ended December 31, 2014 and 2013, our net cash used by operating activities was $6,678,369 and $3,924,204, respectively. Management believes that these funds will support our operations into the third quarter of 2015. We expect to complete the dermaPACE clinical trial and, assuming positive clinical results, submit the PMA application to the FDA for possible approval in 2016.

Management expects the cash used in operations for the Company in 2015 will be approximately $400,000 to $500,000 per month as resources are devoted to the patient follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers.

The continuation of our business is dependent upon raising additional capital during or before the third quarter of 2015 to fund operations and repay the notes payable, related parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Our plans are to obtain additional capital in 2015 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of December 31, 2014, we had an accumulated deficit of $88,184,123. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process. We incurred a net loss of $5,974,080 and $11,299,721 during the years ended December 31, 2014 and 2013, respectively. These operating losses create an uncertainty about our ability to continue as a going concern. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Revenue Recognition

Sales of medical devices, including related applicators and applicator kits, are recognized when shipped to the customer. Shipments under agreements with distributors are invoiced at a fixed price, are not subject to return, and payment for these shipments is not contingent on sales by the distributor. We recognize revenues on shipments to distributors in the same manner as with other customers. We recognize fees from services performed when the service is performed.

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

Results of Operations for the Years ended December 31, 2014 and 2013

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2014 were $847,367, compared to $800,029 for the same period in 2013, an increase of $47,338, or 6%. Revenue resulted primarily from sales in Europe, Asia and Asia/Pacific of our dermaPACE and orthoPACE devices and related applicators. The increase in revenue for 2014 is primarily due to an increase in sales of orthoPACE devices in Asia/Pacific, as compared to the prior year, as well as higher sales of refurbished applicators in Europe.

Cost of revenues for the year ended December 31, 2014 were $219,975, compared to $189,791 for the same period in 2013. Gross profit as a percentage of revenues was 74% for the year ended December 31, 2014, compared to 76% for the same period in 2013. The slight decrease in gross profit as a percentage of revenues in 2014 was due to a greater portion of revenues being from the sale of devices in 2014, as compared to 2013, which have a lower margin than applicators.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2014 were $3,000,807, compared to $2,296,662 for the same period in 2013, an increase of $704,145, or 31%. Research and development expenses include the costs associated with the dermaPACE clinical trial, which began the more costly enrollment phase in June 2013 and has continued through 2014, and totaled $1,772,444 and $1,333,741 for the years ended December 31, 2014 and 2013, respectively.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $3,269,033, as compared to $3,963,206 for the same period in 2013, a decrease of $694,173, or 18%. The decrease in general and administrative expenses in 2014, as compared to 2013, was primarily due a decrease in stock-based compensation due to the forfeiture of stock options granted in February 2013 to the former Chief Executive Officer upon his termination in April 2014 and a decrease in the cost for stock issued for consulting services as a result of less financial and investors relations consultants utilized in 2014 as compared to the prior year.

Depreciation and Amortization

Depreciation for the year ended December 31, 2014 was $14,286, compared to $19,575 for the same period in 2013, a decrease of $5,289, or 27%.

Amortization for the years ended December 31, 2014 and 2013 was $306,756 for each year.

Other Income (Expense)

Other income (expense) was a net expense of $10,590 for the year ended December 31, 2014 as compared to a net expense of $5,978,821 for the same period in 2013, a decrease of $5,968,231 in the net expense. The net expense in 2013 included a non-cash loss of $2,373,813 for the embedded conversion feature of the Senior Secured Notes which were converted to equity during the third quarter of 2013, a non-cash loss on extinguishment of the Senior Secured Notes of $1,073,572 for the fair value of the warrants issued to the note holders, and $2,178,390 in non-cash amortization expense of the debt discount on the embedded conversion feature of the Senior Secured Notes and interest expense on the Senior Secured Notes that was recorded in 2013.

Provision for Income Taxes

At December 31, 2014, we had federal net operating loss carryforwards of $66,038,028 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the year ended December 31, 2014 was $5,974,080, or ($0.12) per basic and diluted share, compared to a net loss of $11,299,721, or ($0.40) per basic and diluted share, for the same period in 2013, a decrease in the net loss of $5,325,641, or 47%. The decrease in the net loss was primarily a result of the non-cash decrease in the net expense in other income (expense) of $5,968,231 for 2014, as compared to 2013, for the accounting for the Senior Secured Notes which were converted to equity in the third quarter of 2013.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers.

Liquidity and Capital Resources

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources to complete our Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers. Because of the significant time it will take to complete the clinical trial process, and for us to obtain approval from regulatory authorities, assuming positive clinical results, and successfully commercialize our product, we will require additional capital resources. We incurred a net loss of $5,974,080 and $11,299,721 for the years ended December 31, 2014 and 2013, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At December 31, 2014, we had cash and cash equivalents totaling $3,547,071 and negative working capital of $2,183,859 including our unsecured notes payable, related parties, which are due on August 1, 2015, and totaled $5,372,743 at December 31, 2014. For the years ended December 31, 2014 and 2013, our net cash used by operating activities was $6,678,369 and $3,924,204, respectively. Management believes that cash on hand at December 31, 2014, will support our operations into the third quarter of 2015. We expect to complete the dermaPACE clinical trial and, assuming positive clinical results, submit the PMA application to the FDA for possible approval in 2016.

Management expects the cash used in operations for the Company in 2015 will be approximately $400,000 to $500,000 per month as resources are devoted to the patient follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers.

The continuation of our business is dependent upon raising additional capital during or before the third quarter of 2015 to fund operations and repay the notes payable, related parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Our plans are to obtain additional capital in 2015 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

On March 17, 2014, we completed a private placement of securities for an aggregate total purchase price of $9,280,000 (the “2014 Private Placement”).  In addition, we raised $815,000 through the issuance of unsecured 18% Convertible Promissory Notes in the first quarter of 2014, which by their terms, converted into equity at the same terms as the 2014 Private Placement on March 17, 2014.

For the years ended December 31, 2014 and 2013, net cash used by operating activities was $6,678,369 and $3,924,204, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the year ended December 31, 2014, as compared to the same period for 2013, of $2,754,165, or 70%, was primarily due to the increased research and development expenses in 2014, as compared to 2013, of $704,145 and the reduction of accounts payable and accrued expenses in 2014 of $1,197,304. Net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $10,071,149 and $4,035,122, respectively, which in 2014 primarily consisted of the net proceeds from 2014 Private Placement of $8,562,500, net proceeds from sale of capital stock per the Subscription Agreement of $900,000, and proceeds from the 18% Convertible Promissory Notes of $815,000. Net cash provided by financing activities for 2013 primarily consisted of the net proceeds from the subscriptions payable for Senior Secured Notes of $1,570,000, net proceeds from the Public Offering of $1,517,450 and proceeds from the Private Placements of $626,188. Cash and cash equivalents increased by $3,364,756 and $111,990 for the years ended December 31, 2014 and 2013, respectively.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable, related parties.

In April 2007, we entered into a lease agreement for the production and research and development office for 5,168 square feet of space. Under the terms of the lease, we pay monthly rent of $9,027, as adjusted on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount. The initial term of the lease expired on July 31, 2010, and we extended the lease until October 31, 2015.

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

In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, Inc., we issued two notes to HealthTronics, Inc. for $2,000,000 each. The notes bear interest at 6% annually. Quarterly interest through June 30, 2010 was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest on the notes which matures in August 2015 totaled $1,372,743 at December 31, 2014 and 2013.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which we will adopt the standard in 2017.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2014. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting,” which is in the process of being remediated as described below under “Management’s Plan to Remediate Material Weakness.”

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

Management, with the participation of the Co-Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of its review, management concluded that we had a material weakness in our internal control over financial reporting process for the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions related to complex financial instruments and derivatives.

Management believes the material weakness identified above was due to the complex and non-routine nature of the Company’s complex financial instruments and derivatives.

Management’s Plan to Remediate Material Weakness

Management is actively engaged in developing a remediation plan to address the material weakness related to its processes and procedures surrounding the accounting for complex financial instruments and derivatives. Implementation of the remediation plan is in process and consists of, among other things, redesigning the procedures to enhance its identification, capture, review, approval and recording of contractual terms included in contractual debt and equity arrangements. Management is also pursuing obtaining additional interpretive guidance on identifying and accounting for complex financial instruments and derivatives as well as engaging, as necessary, an outside consultant to assist in the application of United States GAAP to complex transactions, including the accounting for derivatives. These measures are intended both to address the identified material weakness and to enhance our overall internal control environment.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position Held
Kevin A. Richardson, II	46	Director, Chairman and Co-Chief Executive Officer
Barry J. Jenkins	52	Chief Financial Officer and COO
John F. Nemelka	49	Director
Alan L. Rubino	60	Director

Kevin A. Richardson, II joined the Company as Chairman of the board of directors in October of 2009 and joined SANUWAVE, Inc. as Chairman of the board of directors in August of 2005. In April 2014, Mr. Richardson assumed the role of Co-Chief Executive Officer. In November 2012, upon the resignation of the Company’s former President and Chief Executive Officer, Christopher M. Cashman, Mr. Richardson assumed the role of Active Chief Executive Officer, in addition to remaining Chairman of the Board, through the hiring of Mr. Joseph Chiarelli as Chief Executive Officer in February 2013. Mr. Richardson brings to our board of directors a broad array of financial knowledge for healthcare and other industries. Since 2004, Mr. Richardson has served as managing partner of Prides Capital LLC, an investment management firm.

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

Alan L. Rubino joined the Company as a member of the board of directors in September of 2013. Mr. Rubino has served as President and Chief Executive Officer of Emisphere Technologies, Inc. since September, 2012. Previously, Mr. Rubino served as the CEO and President of New American Therapeutics, Inc., CEO and President of Akrimax Pharmaceuticals, LLC., and President and COO of Pharmos Corporation. Mr. Rubino has continued to expand upon a highly successful and distinguished career that included Hoffmann-La Roche Inc. where he was a member of the U.S. Executive and Operating Committees and a Securities and Exchange Commission (SEC) corporate officer. During his Roche tenure, he held key executive positions in marketing, sales, business operations, supply chain and human resource management, and was assigned executive committee roles in marketing, project management, and globalization. Mr. Rubino also held senior executive positions at PDI, Inc. and Cardinal Health. He holds a BA in economics from Rutgers University with a minor in biology/chemistry and completed post-graduate educational programs at the University of Lausanne and Harvard Business School. Mr. Rubino serves on the boards of Vericel Corporation (formerly named Aastrom Biosciences, Inc.) and Genisphere, LLC and is also on the Rutgers University Business School Board of Advisors.

CORPORATE GOVERNANCE AND BOARD MATTERS

The Company adopted a formal Corporate Governance policy in January 2012 which included establishing formal board committees and a code of conduct for the board of directors and the Company.

The Board of Directors

Recent Developments

The Company’s current board of directors consists of three members, one of whom has been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The Company added one independent director to the board of directors in 2013 and had one director resign on July 31, 2014. The Company expects to add additional independent directors in 2015.

Board’s Leadership Structure

The Company’s board of directors elects the Company’s chief executive officer and its chairman, and each of these positions may be held by the same person or may be held by two persons. The Company’s board of directors has determined that it is currently in the best interest of the Company and its shareholders to separate the roles of chairman of the board and chief executive officer. The chairman’s primary responsibilities are to manage the board and serve as the primary liaison between the board of directors and the chief executive officer, while the primary responsibility of the chief executive officer is to manage the day-to-day affairs of the Company, taking into account the policies and directions of the board of directors. Such an arrangement promotes more open and robust communication among the board, and provides an efficient decision making process with proper independent oversight. With the resignation of Christopher M. Cashman as President and Chief Executive Officer, and a director of the Company, effective November 7, 2012, the board of directors elected Kevin A. Richardson, the Chairman of the board, to also assume the function of Active Chief Executive Officer until Joseph Chiarelli joined the Company in February 2013 as Chief Executive Officer and a director. Mr. Richardson remained Chairman of the board. Mr. Richardson assumed the role of Co-Chief Executive Officer of the Company on April 14, 2014. Mr. Chiarelli left the role of Co-Chief Executive Officer as of April 15, 2014 and resigned as a director of the Company on July 31, 2014.

The Company believes, however, that there is no single leadership structure that is the best and most effective in all circumstances and at all times. Accordingly, the board of directors retains the authority to later combine these roles if doing so would be in the best interests of the Company and its shareholders.

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. The Company’s current board of directors consists of three members, only one of whom has been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The Company added one independent director to the board of directors in 2013 and had one director resign on July 31, 2014. The board of directors has determined that Mr. Richardson and Mr. Nemelka are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add additional independent directors in 2015.

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

Audit Committee

The current members of the Company’s audit committee are Kevin A. Richardson, II, John F. Nemelka and Alan L. Rubino. Mr. Richardson, who chairs the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC. Pursuant to the Company’s Audit Committee Charter, the audit committee is required to consist of at least two independent directors. The Company currently only has one independent director. The Company expects to add additional independent directors to the board of directors in 2015.

The audit committee operates under a written charter adopted by the board of directors which is available on the Company’s website at www.sanuwave.com. The primary responsibility of the audit committee is to oversee the Company’s financial reporting process on behalf of the board of directors. Among other things, the audit committee is responsible for overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements, reviewing and discussing with the independent auditors the critical accounting policies and practices for the Company, engaging in discussions with management and the independent auditors to assess risk for the Company and management thereof, and reviewing with management the effectiveness of the Company’s internal controls and disclosure controls and procedures. The audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditors, currently BDO USA, LLP, including the resolution of disagreements, if any, between management and the auditors regarding financial reporting. In addition, the audit committee is responsible for reviewing and approving any related party transaction that is required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act.

Compensation Committee

The current members of the Company’s compensation committee are Kevin A. Richardson, II, John F. Nemelka and Alan L. Rubino. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers. Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors. The Company currently only has one independent director. The Company expects to add additional independent directors to the board of directors in 2015.

The compensation committee operates under a written charter adopted by the board of directors which is available on the Company’s website at www.sanuwave.com. Specific responsibilities of the compensation committee include reviewing and recommending approval of compensation of the Company’s named executive officers, administering the Company’s stock incentive plan, and reviewing and making recommendations to the Company’s board of directors with respect to incentive compensation and equity plans.

Nominating and Corporate Governance Committee

The current members of the Company’s nominating and corporate governance committee are Kevin A. Richardson, II, John F. Nemelka and Alan L. Rubino. Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors. The Company currently only has one independent director. The Company expects to add additional independent directors to the board of directors in 2015.

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

The nominating and corporate governance committee considers director candidates recommended by shareholders for nomination for election to the board of directors. The committee applies the same standards in considering director candidates recommended by the shareholders as it applies to other candidates. Any shareholder entitled to vote for the election of directors may recommend a person or persons for consideration by the committee for nomination for election to the board of directors. The Company must receive written notice of such shareholder’s recommended nominees(s) no later than January 31st of the year in which the shareholder wishes such recommendation to be considered by the committee in connection with the next meeting of shareholders at which the election of directors will be held. To submit a recommendation, a shareholder must give timely notice thereof in writing to the Secretary of the Company. A shareholder’s notice to the Secretary shall set forth: (i) the name and record address of the shareholder making such recommendation and any other shareholders known by such shareholder to be supporting such recommendation; (ii) the class and number of shares of the Company which are beneficially owned by the shareholder and by any other shareholders known by such shareholder to be supporting such recommendation; (iii) the name, age and five year employment history of such recommended nominee; (iv) the reasons why the shareholder believes the recommended nominee meets the qualifications to serve as a director of the Company; and (v) any material or financial interest of the shareholder and, if known, the recommended nominee in the Company.

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

Director Independence

Our board of directors has determined that Alan L. Rubino qualifies as an independent director based on the NASDAQ Stock Market definition of “independent director.”

Limitation of Directors Liability and Indemnification

The Nevada Revised Statutes authorize corporations to limit or eliminate, subject to certain conditions, the personal liability of directors to corporations and their stockholders for monetary damages for breach of their fiduciary duties. Our certificate of incorporation limits the liability of our directors to the fullest extent permitted by Nevada law.

We have director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act of 1933, as amended. Our certificate of incorporation and bylaws also provide that we will indemnify our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in a legal proceeding of any nature.

There is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2014, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2014 and 2013

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)	(j)
Kevin A. Richardson, II	2014	$90,000	(1)	-	-	-		-	-	-	$90,000
	2013	-	(1)	-	-	-		-	-	-	-
Chairman of the Board and Co-Chief Executive Officer (principal executive officer)
Barry J. Jenkins	2014	$245,417		-	-	$23,833	(4)	-	-	$18,178	$287,428
	2013	$245,417		-	-	$161,172	(4)	-	-	$18,220	$424,809
Chief Financial Officer and COO (principal financial officer)
Joseph Chiarelli	2014	$62,158	(2)	$35,000	-	-		-	-	$2,633	$99,791
	2013	$171,794		-	-	$465,000	(4)	-	-	$4,645	$641,439
Former Co-Chief Executive Officer and director

(1) Mr. Richardson has been the Company’s Chairman of the Board since the Company’s inception. In April 2014, Mr. Richardson assumed the role of Co-Chief Executive Officer and was paid $10,000 per month thereafter. Previously, effective November 7, 2012, he assumed the position of Active Chief Executive Officer until Mr. Chiarelli joined the Company as Chief Executive Officer in February 2013. Mr. Richardson did not receive compensation for being Active Chief Executive Officer in 2013.

(2) Mr. Chiarelli was terminated as Co-Chief Executive Officer of the Company as of April 15, 2014 and resigned as a director as of July 31, 2014. Mr. Chiarelli joined the Company as Chief Executive Officer and a director in February 2013.

(3) Includes health, dental, life and disability insurance premiums.

(4) This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.

Employment Agreements

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

Joseph Chiarelli

General Terms. Joseph Chiarelli is the former Chief Executive Officer and a director of the Company. Mr. Chiarelli joined the Company to serve as the Chief Executive Officer and a director of the Company commencing on February 25, 2013 with a two year term thereafter extendable for one year periods. Mr. Chiarelli is no longer employed by the Company as of April 15, 2014 and resigned as a director as of July 31, 2014.

Pursuant to the terms of his employment agreement, Mr. Chiarelli was entitled to an annual base salary of $200,000 for the first year and $225,000 thereafter, with a performance and compensation review not less often than annually, at which time his compensation was subject to adjustment as determined by the board of directors.

In the event of the satisfaction of the following milestones, the Company was required to award and pay to Mr. Chiarelli a cash bonus as follows: (i) $35,000 for the Company completing a financing resulting in gross proceeds to the Company of no less than $5.0 million at a price per share of not less than $0.35; (ii) $25,000 when the final patient is enrolled in the Company’s dermaPACE Phase III clinical trial; (iii) $25,000 upon receipt by the Company of FDA approval for the use of dermaPACE; and (iv) $25,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1.0 million and the Company has received payments of at least $250,000. In addition, with respect to each full fiscal year, Mr. Chiarelli was eligible to earn an annual bonus award as determined by the board of directors based on the achievement of certain performance goals established by the board of directors. Mr. Chiarelli was also entitled to participate in the Company’s employee benefit plans (other than annual bonus and incentive plans). The employment agreement contains an agreement not to compete, which covers the term of employment and two years thereafter, and a confidentiality provision, which is indefinite.

Equity Arrangements. Upon the execution of his employment agreement, Mr. Chiarelli was granted options to purchase 2,250,000 shares of the Company’s common stock, $0.001 par value, at an exercise price of $0.35 per share. The options vest and become exercisable in five installments as follows: (i) 375,000 vested at grant; (ii) 375,000 vest upon the Company completing a financing resulting in gross proceeds to the Company of no less than $5.0 million at a price per share of not less than $0.35; (iii) 375,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1.0 million and the Company has received payments of at least $250,000; (iv) 375,000 vest upon receipt by the Company of FDA approval for the use of dermaPACE; and (v) 750,000 vest in the event the Company achieves the milestones (i), (ii), (iii) and (iv) above during the initial two year term and the term is not extended by the Company. Upon his termination on April 15, 2014, the remaining unvested options totaling 1,500,000 shares were forfeited.

Termination. Mr. Chiarelli’s employment was subject to termination by either party at any time and for any reason; provided that Mr. Chiarelli was required to give the Company at least 30 days advance written notice of any resignation. Pursuant to the terms of the employment agreement, if Mr. Chiarelli was terminated by the Company for cause or resigns without good reason, he would be entitled to receive his (1) base salary through the termination date, (2) reimbursement for certain unreimbursed business expenses, and (3) such employee benefits to which he may be entitled under the employee benefit plans of the Company. If Mr. Chiarelli was terminated by the Company without cause or resigns for good reason, he would be entitled to receive all of the above plus (1) subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, continued payment of the base salary through February 25, 2015, (2) continued payment of the bonus events discussed above as the milestones are achieved by the Company, and (3) accelerate all options to vest. Mr. Chiarelli was terminated by the Company on April 15, 2014.

Change of Control. In addition to any other termination benefits that Mr. Chiarelli may be entitled to receive, if a change of control was deemed to occur as defined in his employment agreement, then, subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, Mr. Chiarelli would also be entitled to receive 100% accelerated vesting of his options.

Stock Incentive Plan

On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”). On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to four years, and have a maximum ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company. The Stock Incentive Plan had 8,500,000 shares of common stock reserved for grant at December 31, 2014 and 2013.

The terms of the options granted under the Stock Incentive Plan expire as determined by individual option agreements (or on the tenth anniversary of the grant date), unless terminated earlier, on the first to occur of the following: (1) the date on which the participant’s service with the Company is terminated by the Company for cause; (2) 60 days after the participant’s death; or (3) 60 days after the termination of the participant’s service with the Company for any reason other than cause or the participant’s death; provided that, if during any part of such 60 day period the option is not exercisable solely because of specified securities law restrictions, the option will not expire until the earlier of the expiration date or until it has been exercisable for an aggregate period of 60 days after the termination of the participant’s service with the Company. The options vest as provided for in each individual’s option agreement and the exercise prices for the options are determined by the board of directors at the time the option is granted; provided that the exercise price shall in no event be less than the fair market value per share of the Company’s common stock on the grant date. In the event of any change in the common stock underlying the options, by reason of any merger or exchange of shares of common stock, the board of directors shall make such substitution or adjustment as it deems to be equitable to (1) the class and number of shares underlying such option, (2) the exercise price applicable to such option, or (3) any other affected terms of such option.

In the event of a change of control, unless specifically modified by an individual option agreement: (1) all options outstanding as of the date of such change of control will become fully vested; and (2) notwithstanding (1) above, in the event of a merger or share exchange, the board of directors may, in its sole discretion, determine that any or all options granted pursuant to the Stock Incentive Plan will not vest on an accelerated basis if the board of directors, the surviving corporation or the acquiring corporation, as the case may be, has taken such action that in the opinion of the board of directors is equitable or appropriate to protect the rights and interests of the participants under the Stock Incentive Plan.

On December 31, 2014, there were 2,335,522 shares of common stock available for grant under the Stock Incentive Plan. For the years ended December 31, 2014 and 2013, there were 50,000 and 3,072,759 options, respectively, granted to the Company’s executive officers under the Stock Incentive Plan.

Outstanding Equity Awards at 2014 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2014.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kevin A. Richardson, II	76,667	(1)	38,333	(1)	-	$0.35	02/21/2023	-	-	-	-
(Chairman of the Board and Co-Chief Executive Officer)

Barry J. Jenkins	548,506	(1)	274,253	(1)	-	$0.35	02/21/2023	-	-	-	-
(Chief Financial Officer and COO)	16,667	(2)	33,333	(2)	-	$0.55	05/07/2024	-	-	-	-

(1) On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. The Company cancelled 15,000 and 672,759 options which were previously granted to Mr. Richardson and Mr. Jenkins, respectively. The Company granted Mr. Richardson 115,000 options on February 21, 2013 which vests one-third at grant date, one-third on February 21, 2014 and one-third on February 21, 2015. The Company granted Mr. Jenkins 822,759 options on February 21, 2013 which vests one-third at grant date, one-third on February 21, 2014 and one-third on February 21, 2015.

(2) The Company granted Mr. Jenkins 50,000 options on May 7, 2014 which vests one-third at grant date, one-third on May 7, 2015 and one-third on May 7, 2016.

 Director Compensation Table for Fiscal 2014

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2014.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John F. Nemelka	$16,000	-	-	-	-	-	$16,000
Kevin A. Richardson, II(2)	$16,000	-	-	-	-	-	$16,000
Alan L. Rubino	$16,000	-	-	-	-	-	$16,000

(1)

Joseph Chiarelli, our former Chief Executive Office, who was a member of our board of directors until he resigned effective July 31, 2014, has been omitted from this table since he received no compensation for serving on our board of directors.

(2)

Mr. Richardson has been the Company’s Chairman of the Board since the Company’s inception. In April 2014, Mr. Richardson assumed the role of Co-Chief Executive Officer and was paid $10,000 per month thereafter.

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2014: Kevin A. Richardson, II – 115,000, John F. Nemelka – 115,000 and Alan L. Rubino – 100,000.

Discussion of Director Compensation

Effective January 1, 2013, the Company began to compensate its three outside directors at an annual rate of $16,000 each. On September 3, 2013, the Company issued 100,000 options to purchase the Company’s common stock at $0.65 per share to non-employee director Alan L. Rubino. On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. Kevin A. Richardson, II, and John F. Nemelka, each cancelled 15,000 options and were each issued 115,000 options at an exercise price of $0.35 per share.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of February 27, 2015, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

	Number of Shares	Percent of
	Beneficially	Shares
Name of Beneficial Owner (1)	Owned (2)	Outstanding
Barry J. Jenkins (3)	1,055,168	1.7%
Kevin A. Richardson, II (4)	12,051,614	18.8%
John F. Nemelka (5)	2,036,347	3.2%
Alan L. Rubino (6)	100,000	0.2%
David N. Nemelka (7)	4,915,000	7.8%
Christopher M. Cashman (8)	3,738,186	5.6%
RA Capital Management, LLC/Peter Kolchinsky (9)	5,019,945	7.5%
RA Capital Healthcare Fund, L.P.(9)	4,216,754	6.3%
Prides Capital Fund I, LP (10)	9,744,351	15.3%
NightWatch Capital Partners II, LP (11)	1,920,847	3.1%
All directors and executive officers as a group (4 persons)	15,243,129	23.4%

(1) Unless otherwise noted, each beneficial owner has the same address as us.

(2) Applicable percentage ownership is based on 63,056,519 shares of common stock outstanding as of February 27, 2015, “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of February 27, 2015. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(3) Includes options to purchase up to 839,426 shares of common stock.

(4) Includes options to purchase up to 115,000 shares of common stock and warrants to purchase up to 293,947 shares of common stock. In addition, this amount includes 9,081,989 shares of common stock and warrants to purchase 662,362 shares of common stock owned directly by Prides Capital Fund I, L.P. Prides Capital Partners LLC is the general partner of Prides Capital Fund I, L.P. and Mr. Richardson is the controlling shareholder of Prides Capital Partners LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. Richardson has also been deputized by Prides Capital Partners LLC to serve on the board of directors of the Company. Mr. Richardson disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(5) Includes options to purchase up to 115,000 shares of common stock. In addition, this amount includes 1,904,145 shares of common stock and warrants to purchase 16,702 shares of common stock owned directly by NightWatch Capital Partners II, L.P. NightWatch Capital Management, LLC, is the general partner of NightWatch Capital Partners II, L.P. and Mr. John Nemelka is the controlling shareholder of NightWatch Capital Management LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. John Nemelka has also been deputized by NightWatch Capital Management LLC to serve on the board of directors of the Company. Mr. John Nemelka disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(6) Consists of options to purchase up to 100,000 shares of common stock.

(7) Based solely on information contained in filings on Schedule 13D, as amended, and on Form 4s, made with the SEC by the reporting person. Includes warrants to purchase up to 310,000 shares of common stock. The principal address of David N. Nemelka is 732 N. Main Street, Springville, UT 84663.

(8) Based on records of the Company, includes options to purchase up to 3,738,186 shares of common stock. Mr. Cashman resigned as President, Chief Executive Officer, and as a director effective November 7, 2012.

(9) Based solely on information contained in filings on Schedule 13G made with the SEC by the reporting persons and on records of the Company. Shares reported herein for RA Capital Management, LLC, Peter Kolchinsky and RA Capital Healthcare Fund, L.P. (collectively the “Reporting Persons”) represent shares of common stock the Reporting Persons have the right to acquire through the exercise of warrants beneficially owned as set forth below. In the aggregate, the Reporting Persons own 34,000,000 warrant shares (21,250,000 Series A Warrants and 12,750,000 Series B Warrants). The warrants may not be converted such that the number of shares of common stock held by the Reporting Persons and their affiliates after such conversion exceeds 9.99% of the outstanding shares of common stock of the Company. Shares reported herein for RA Capital Healthcare Fund, L.P. represent 4,216,754 shares of common stock issuable upon the conversion of certain warrants held of record by the fund. Shares reported herein for RA Capital Management, LLC represent (a) the above-referenced shares of common stock issuable upon the conversion of certain warrants as reported for RA Capital Healthcare Fund, L.P. for which RA Capital Management, LLC serves as the sole general partner, and (b) 803,191 shares of shares of common stock issuable upon the conversion of certain warrants held in a separately managed account for Blackwell Partners, LLC for which RA Capital Management, LLC serves as investment adviser. Shares reported herein for Peter Kolchinsky represent the above-referenced shares of common stock issuable upon the exercise of certain warrants reported for RA Capital Management, LLC for which Mr. Kolchinsky serves as the manager. Each of the Reporting Persons disclaims beneficial ownership of the shares reported herein except to the extent of its or his pecuniary interest therein. The principal business office of the Reporting Persons is c/o RA Capital Management, LLC, 20 Park Plaza, Suite 1200, Boston, MA 02116.

(10) Based on records of the Company, includes warrants to purchase 662,362 shares of common stock. The principal business address of Prides Capital Fund, I, LP is 100 Cummings Center, Suite 324C, Beverly, MA 01915. Kevin A. Richardson, II, has voting and dispositive power over the securities. See footnote (4).

(11) Based on records of the Company, includes warrants to purchase 16,702 shares of common stock. The principal business address of NightWatch Capital Partners II, LP is 5314 River Run Drive, Suite 350, Provo, UT 84604. John F. Nemelka has voting and dispositive power over the securities. See footnote (5).

Securities Authorized for Issuance Under Equity Compensation Plans

Information on securities authorized for issuance under the Company's equity compensation plans can be found in Item 5 under the same caption in this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, for the fiscal years ended December 31, 2014 and 2013, there were no transactions with related persons required to be disclosed in this report.

On March 17, 2014, in conjunction with a private placement of securities (previously defined as the “2014 Private Placement”) with institutional and select accredited investors, the Company issued an aggregate total of 6,210,000 shares of common stock and 6,175 shares of preferred stock (the “Series A Convertible Preferred Stock”) for an aggregate total purchase price of $9,280,000. Each share of Series A Convertible Preferred Stock is convertible into 2,000 shares of common stock at the option of the holder. The proceeds received by the Company were $8,562,500, net of offering costs of $717,500. The Company, in connection with the 2014 Private Placement, issued to the investors an aggregate total of 23,200,000 warrants (the “Series A Warrants”) to purchase shares of common stock at an exercise price of $0.50 per share. Each Series A Warrant represents the right to purchase one share of common stock. The warrants vested upon issuance and expire after five years. In addition, the Company, in connection with the 2014 Private Placement, issued to the investors an aggregate total of 13,920,000 warrants (the “Series B Warrants”) to purchase shares of common stock at an exercise price of $1.50 per share. Each Series B Warrant represents the right to purchase one share of common stock. The warrants vested upon issuance and expire after one year. Kevin A. Richardson, II, chairman of the board of directors of the Company and Co-Chief Executive Officer; Joseph Chiarelli, the former Chief Executive Officer and director of the Company; and, Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, were purchasers in the 2014 Private Placement of $50,000, $40,000 and $50,000, respectively.

During the period January 24, 2014 through March 7, 2014, the Company entered into subscriptions payable for 18% convertible promissory notes, as amended, (previously defined as the “18% Convertible Promissory Notes”) from selected accredited investors. Up to $1,000,000 aggregate principal amount of 18% Convertible Promissory Notes were offered by the Company. The Company completed the offering and issued an aggregate $815,000 in convertible notes in March 2014. Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, purchased $110,000 of the convertible notes.

In September, October and December 2013, the Company, in conjunction with offerings of securities (as previously defined as the “Private Placements”) of the Company, pursuant to an exemption from registration under the Act, issued 1,043,646 units (as described below) to certain accredited investors, for an aggregate total purchase price of $626,188. Each unit was sold to the accredited investors at a purchase price of $0.60 per unit. Each unit in the Private Placements consists of; (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock, at an exercise price of $0.85. Kevin A. Richardson II, who is the chairman of the board of directors and Co-Chief Executive Officer of the Company, and Joseph Chiarelli, who is the former Co-Chief Executive Officer and a director of the Company, and Michael M. Nemelka, who is the brother of John F. Nemelka, a member of the board of directors of the Company, purchased units in the Private Placements.

The Company issued short-term, unsecured promissory notes, in the aggregate principal amount of $360,000, between May 14, 2013 and July 9, 2013, to certain existing shareholders. The promissory notes accrued interest at a rate of 18% per annum and, together with all accrued and unpaid interest, were due and payable 179 days from their individual issuance date. Joseph Chiarelli, the Company’s former Co-Chief Executive Officer and a director, purchased promissory notes in the offering in the principal amount of $35,000. David N. Nemelka, the brother of John F. Nemelka, who is a member of the Company’s board of directors, purchased promissory notes in the offering in the principal amount of $100,000.

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

On November 27, 2012, the Company and David N. Nemelka (the “Subscriber”), the brother of John F. Nemelka, a member of the Company’s board of directors, entered into a subscription agreement (the “Subscription Agreement”) whereby the Subscriber agreed to purchase from the Company, and the Company agreed to sell and issue, a total of 4,000,000 shares of the Company’s unregistered common stock at a purchase price equal to $0.25 per share, for an aggregate sales price of $1,000,000 (the “Purchase Price”). The Purchase Price shall be payable to the Company as follows: (i) $50,000 on or before January 31, 2013; (ii) $50,000 on or before February 15, 2013; and (iii) the balance of $900,000 on or before May 27, 2014 (the “Outside Due Date”). The Subscriber could make payments of the Purchase Price at his discretion, in minimum installments of $100,000 each, until the Outside Due Date. In the event that at any time after February 15, 2013, the Company’s total available cash should be less than $100,000, the Subscriber would, upon demand of the Company, pay to the Company $100,000 of the then outstanding balance of the Purchase Price, which payment would be due within thirty (30) days of the demand. There was no limit on the number of demands that the Company could make pursuant to this provision of the Subscription Agreement, provided, however, that in no event could the Company provide more than one notice of demand for payment in any thirty (30) day period. As of December 31, 2012, the Subscriber had paid the Company $25,000 and was issued 100,000 shares of unregistered common stock of the Company. During the year ended December 31, 2013, the Subscriber paid the Company an additional $75,000 and was issued an additional 300,000 shares of unregistered common stock of the Company. On May 27, 2014, the Subscriber paid the Company the remaining $900,000 and was issued 3,600,000 shares of unregistered common stock of the Company as full settlement of the Subscription Agreement.

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

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our principal independent registered public accounting firm, BDO USA, LLP, for the years ended December 31, 2014 and 2013:

Fee Category	2014	2013
Audit fees	$133,127	$180,252
Tax fees	12,814	11,500
Audit related fees	-	-
All other fees	-	-
Total fees	$145,941	$191,752

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

During the course of 2014 and the first quarter of 2015, the audit committee met and held discussions with management and the independent auditors. In the discussions related to the Company’s consolidated financial statements for fiscal year 2014, management represented to the audit committee that such consolidated financial statements were prepared in accordance with United States generally accepted accounting principles. The audit committee reviewed and discussed with management and the independent auditors the audited consolidated financial statements for fiscal year 2014.

In fulfilling its responsibilities, the audit committee discussed with the independent auditors the matters that are required to be discussed by PCAOB Auditing Standards No. 16, Communication with Audit Committees. In addition, the audit committee received from the independent auditors the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the audit committee concerning independence, and the audit committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the audit committee also considered whether the provision of services by the independent auditors not related to the audit of the Company’s financial statements for fiscal year 2014 were compatible with maintaining the independent auditors’ independence. The audit committee’s policy requires that the audit committee approve any audit or permitted non-audit service proposed to be performed by its independent auditors in advance of the performance of such service.

Based upon the audit committee’s discussions with management and the independent auditors and the audit committee's review of the representations of management and the written disclosures and letter of the independent auditors provided to the audit committee, the audit committee recommended to the board of directors that the audited consolidated financial statements for the year ended December 31, 2014 be included in the Company’s Annual Report on Form 10-K, for filing with the SEC.

The Audit Committee

Kevin A. Richardson, II (Chair)
John F. Nemelka
Alan L. Rubino

February 25, 2015

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SANUWAVE Health, Inc. and Subsidiaries

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of SANUWAVE Health, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SANUWAVE Health, Inc. and Subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the financial statements, the Company has suffered recurring losses from operations and is dependent upon future issuances of equity or other financing to fund ongoing operations, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note (1). The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ BDO USA, LLP

Atlanta, Georgia

March 3, 2015

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,547,071	$182,315
Accounts receivable, net of allowance for doubtful accounts of $15,018 in 2014 and $43,282 in 2013	86,404	139,736
Inventory (Note 3)	271,871	246,006
Prepaid expenses	128,550	75,020
TOTAL CURRENT ASSETS	4,033,896	643,077

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	7,840	13,267

OTHER ASSETS	11,106	11,444

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 5)	613,513	920,269
TOTAL ASSETS	$4,666,355	$1,588,057

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$231,840	$935,028
Accrued expenses (Note 6)	369,456	863,572
Accrued employee compensation	2,226	140,102
Interest payable, related parties (Note 7)	81,864	163,729
Notes payable, related parties (Note 7)	5,372,743	-
Warrant liability (Note 12)	159,626	-
Convertible promissory note (Note 10)	-	147,775
Promissory notes (Note 10)	-	89,038
Capital lease payable, current portion (Note 13)	-	3,951
TOTAL CURRENT LIABILITIES	6,217,755	2,343,195

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 7)	-	5,372,743
TOTAL NON-CURRENT LIABILITIES	-	5,372,743
TOTAL LIABILITIES	6,217,755	7,715,938

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 1,165 shares outstanding at December 31, 2014 (Note 11)	1	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,825 shares authorized; no shares issued and outstanding (Note 11)	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares authorized; 60,726,519 and 37,984,182 issued and outstanding at December 31, 2014 and 2013, respectively (Note 10)	60,727	37,984

ADDITIONAL PAID-IN CAPITAL	86,584,472	76,037,490

ACCUMULATED DEFICIT	(88,184,123)	(82,210,043)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(12,477)	6,688
TOTAL STOCKHOLDERS' DEFICIT	(1,551,400)	(6,127,881)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,666,355	$1,588,057

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2014 and 2013

	2014	2013

REVENUES	$847,367	$800,029

COST OF REVENUES	219,975	189,791

GROSS PROFIT	627,392	610,238

OPERATING EXPENSES
Research and development	3,000,807	2,296,662
General and administrative	3,269,033	3,963,206
Depreciation	14,286	19,575
Amortization	306,756	306,756
TOTAL OPERATING EXPENSES	6,590,882	6,586,199

OPERATING LOSS	(5,963,490)	(5,975,961)

OTHER INCOME (EXPENSE)
Gain on warrant valuation adjustment (Note 12)	458,857	-
Interest expense on 18% Convertible Promissory Notes (Note 10)	(7,168)	-
Accretion of debt discount on convertible promissory note (Note 12)	(12,776)	-
Interest expense, net	(433,775)	(360,273)
Loss on embedded conversion feature of Senior Secured Notes (Note 10)	-	(2,373,813)
Loss on extinguishment of Senior Secured Notes (Note 10)	-	(1,073,572)
Accretion of interest and interest expense on Senior Secured Notes (Note 10)	-	(2,178,390)
Gain on sale of fixed assets	-	7,500
Loss on foreign currency exchange	(15,728)	(273)
TOTAL OTHER INCOME (EXPENSE)	(10,590)	(5,978,821)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,974,080)	(11,954,782)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(5,974,080)	(11,954,782)

DISCONTINUED OPERATIONS (Note 8)
Gain on discontinued operations liabilities adjustment, net of tax	-	655,061
INCOME FROM DISCONTINUED OPERATIONS	-	655,061

NET LOSS	(5,974,080)	(11,299,721)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(19,165)	(6,428)
TOTAL COMPREHENSIVE LOSS	$(5,993,245)	$(11,306,149)

LOSS PER SHARE:
Loss from continuing operations - basic and diluted	$(0.12)	$(0.42)
Income from discontinued operations - basic and diluted	$-	$0.02
Net loss - basic and diluted	$(0.12)	$(0.40)

Weighted average shares outstanding - basic and diluted	48,212,910	28,132,134

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2014 and 2013

	Preferred Stock,
	Series A Convertible		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares		Additional		Other
	Issued and		Issued and		Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Income (Loss)	Total

Balances as of December 31, 2012	-	$-	21,007,536	$21,008	$64,357,193	$(70,910,322)	$13,116	$(6,519,005)
Net loss	-	-	-	-	-	(11,299,721)	-	(11,299,721)
Shares issued in Senior Secured Notes conversion	-	-	10,934,533	10,934	6,549,785	-	-	6,560,719
Warrants issued in Senior Secured Notes conversion	-	-	-	-	1,073,572	-	-	1,073,572
Shares issued in Public Offering	-	-	3,006,818	3,007	1,514,443	-	-	1,517,450
Shares issued in Private Placements	-	-	1,043,646	1,043	625,145	-	-	626,188
Shares issued in related party subscription agreement	-	-	300,000	300	74,700	-	-	75,000
Shares issued for services	-	-	1,583,315	1,584	1,012,683	-	-	1,014,267
Shares issued for stock option exercise	-	-	108,334	108	37,809	-	-	37,917
Stock-based compensation - options	-	-	-	-	792,160	-	-	792,160
Foreign currency translation adjustment	-	-	-	-	-	-	(6,428)	(6,428)

Balances as of December 31, 2013	-	-	37,984,182	37,984	76,037,490	(82,210,043)	6,688	(6,127,881)
Net loss	-	-	-	-	-	(5,974,080)	-	(5,974,080)
Shares issued in 2014 Private Placement	6,175	6	6,210,000	6,210	7,998,551	-	-	8,004,767
Shares issued in 18% Convertible Promissory Notes conversion	-	-	1,644,337	1,645	772,549	-	-	774,194
Preferred stock conversion to common stock	(5,010)	(5)	10,020,000	10,020	(10,015)	-	-	-
Shares issued in related party subscription agreement	-	-	3,600,000	3,600	896,400	-	-	900,000
Shares issued for services	-	-	1,208,000	1,208	741,942	-	-	743,150
Shares issued for stock option exercise	-	-	60,000	60	12,540	-	-	12,600
Stock-based compensation - options	-	-	-	-	135,015	-	-	135,015
Foreign currency translation adjustment	-	-	-	-	-	-	(19,165)	(19,165)

Balances as of December 31, 2014	1,165	$1	60,726,519	$60,727	$86,584,472	$(88,184,123)	$(12,477)	$(1,551,400)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,974,080)	$(11,299,721)
Gain on discontinued operations liabilities adjustment	-	(655,061)
Loss from continuing operations	(5,974,080)	(11,954,782)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities
Amortization	306,756	306,756
Depreciation	14,286	19,575
Change in allowance for doubtful accounts	(28,264)	(842)
Stock-based compensation - employees, directors and advisors	135,015	792,160
Stock issued for consulting services	743,150	1,014,267
Gain on warrant valuation adjustment	(458,857)	-
Accretion of debt discount on a convertible promissory note	12,776	-
Accrued interest on 18% Convertible Promissory Notes	7,168	-
Loss on embedded conversion feature of Senior Secured Notes	-	2,373,813
Accretion of interest and accrued interest on Senior Secured Notes	-	2,178,390
Loss on extinguishment of Senior Secured Notes	-	1,073,572
Gain on sale of property and equipment	-	(7,500)
Changes in assets - (increase)/decrease
Accounts receivable - trade	81,596	(51,068)
Inventory	(25,865)	46,659
Prepaid expenses	(53,530)	53,475
Other	338	(86)
Changes in liabilities - increase/(decrease)
Accounts payable	(703,188)	379,130
Accrued expenses	(494,116)	141,656
Accrued employee compensation	(137,876)	(394,557)
Promissory notes - accrued interest	(21,813)	23,313
Interest payable	(81,865)	81,865
NET CASH USED BY OPERATING ACTIVITIES	(6,678,369)	(3,924,204)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	-	7,500
Purchase of property and equipment	(8,859)	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(8,859)	7,500

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2014 Private Placement, net	8,562,500	-
Proceeds from sale of capital stock - subscription agreement	900,000	75,000
Proceeds from 18% Convertible Promissory Notes	815,000	-
Proceeds from convertible promissory notes, net	325,000	125,000
Proceeds from employee stock option exercise	12,600	37,917
Proceeds from subscriptions payable for Senior Secured Notes	-	1,570,000
Proceeds from Public Offering, net	-	1,517,450
Proceeds from Private Placements	-	626,188
Proceeds from promissory notes	-	413,500
Payments of principal on convertible promissory notes	(450,000)	-
Payments of principal on promissory notes	(90,000)	(325,000)
Payments of principal on capital lease	(3,951)	(4,933)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,071,149	4,035,122

EFFECT OF EXCHANGE RATES ON CASH	(19,165)	(6,428)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,364,756	111,990

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	182,315	70,325
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,547,071	$182,315

SUPPLEMENTAL INFORMATION
Cash paid for interest	$539,669	$242,904

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

1.	Going Concern

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,974,080 and $11,299,721 during the years ended December 31, 2014 and 2013, respectively, and the net cash used by operating activities was $6,678,369 and $3,924,204, respectively. As of December 31, 2014, the Company had a net working capital deficit of $2,183,859, an accumulated deficit of $88,184,123 and cash and cash equivalents of $3,547,071. The operating losses and net working capital deficit create an uncertainty about the Company’s ability to continue as a going concern.

The Company does not currently generate significant recurring revenue and will require additional capital during or before the third quarter of 2015. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the third quarter of 2015. The Company’s unsecured Notes Payable, Related Parties, which total $5,372,743 at December 31, 2014, are due on August 1, 2015.

The continuation of the Company’s business is dependent upon raising additional capital during or before the third quarter of 2015 to fund operations and repay the notes payable, related parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Management’s plans are to obtain additional capital in 2015 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Summary of significant accounting policies

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

2.	Summary of significant accounting policies (continued)

The significant accounting policies followed by the Company are summarized below:

Foreign currency translation - The functional currencies of the Company’s foreign operations are the local currencies. The financial statements of the Company’s foreign subsidiary have been translated into United States dollars in accordance with ASC 830, Foreign Currency Matters (formerly SFAS No. 52, Foreign Currency Translation.) All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments are reported in other comprehensive income (loss) in the consolidated statements of comprehensive loss and as cumulative translation adjustments in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ deficit.

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

Concentration of credit risk and limited suppliers - Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Two distributors accounted for 34% and 26% of revenues for the year ended December 31, 2014, and 34% and 24% of accounts receivable at December 31, 2014. Two distributors accounted for 28% and 22% of revenues for the year ended December 31, 2013, and 10% and 11% of accounts receivable at December 31, 2013.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

2.	Summary of significant accounting policies (continued)

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

The Company has adopted ASC 820-10, Fair Value Measurements (formerly SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. The framework that is set forth in this standard is applicable to the fair value measurements where it is permitted or required under other accounting pronouncements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

2.	Summary of significant accounting policies (continued)

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

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 - Unobservable inputs that are not corroborated by market data, therefore requiring the Company to develop its own assumptions.

The following table sets forth a summary of changes in the fair value of the derivative liability for the year ended December 31, 2014:

Warrant Liability
Balance at December 31, 2013	$-
New issuances	618,483
Change in fair value	(458,857)
Balance at December 31, 2014	$159,626

The Company accounts for derivative instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. ASC 815 requires that the Company recognize all derivatives on the balance sheet at fair value. The fair value of the warrant liablity is determined based on a lattice solution, binomial approach pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and risk-free interest rate, and therefore classified within level 3 of the fair value hiearchy.

The Company’s notes payable, related parties consist of $5,372,743 of principal at December 31, 2014 and 2013. Interest accrues on the notes at a rate of six percent per annum. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties was $5,221,985 and $4,653,780 at December 31, 2014 and 2013, respectively.

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

Revenue recognition - Sales of medical devices, including related applicators and applicator kits, are recognized when shipped to the customer. Shipments under agreements with distributors are invoiced at a fixed price, are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenues on shipments to distributors in the same manner as with other customers. Fees from services performed are recognized when the service is performed.

Shipping and handling costs - Shipping charges billed to customers are included in revenues. Shipping and handling costs have been recorded in cost of revenues.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

2.	Summary of significant accounting policies (continued)

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

The Company will recognize in income tax expense interest and penalties related to income tax matters. For the years ended December 31, 2014 and 2013, the Company did not have any amounts recorded for interest and penalties.

Loss per share - The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share (formerly SFAS No. 128, Earnings Per Share).  Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share. As a result of the net loss for the years ended December 31, 2014 and 2013, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 60,100,368 shares and 18,991,971 shares at December 31, 2014 and 2013, respectively.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

2.	Summary of significant accounting policies (continued)

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

Recent pronouncements – New accounting pronouncements are issued by the Financial Standards Board (“FASB”) or other standards setting bodies that the Company adopts according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under United States GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing United States GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

3.	Inventory

Inventory consists of the following at December 31, 2014 and 2013:

	2014	2013

Inventory - finished goods	$263,027	$254,864
Inventory - parts	92,744	73,142
Gross inventory	355,771	328,006
Provision for losses and obsolescence	(83,900)	(82,000)
Net inventory	$271,871	$246,006

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

4.	Property and equipment

Property and equipment consists of the following at December 31, 2014 and 2013:

	2014	2013

Machines and equipment	$240,295	$233,793
Office and computer equipment	166,398	171,404
Software	34,528	41,872
Furniture and fixtures	20,380	22,447
Other assets	2,259	2,446
Total	463,860	471,962
Accumulated depreciation	(456,020)	(458,695)
Net property and equipment	$7,840	$13,267

Depreciation expense was $14,286 and $19,575 for the years ended December 31, 2014 and 2013, respectively. The depreciation policies followed by the Company are described in Note 2.

5.	Intangible assets

Intangible assets consist of the following at December 31, 2014 and 2013:

	2014	2013

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,888,622)	(2,581,866)
Net intangible assets	$613,513	$920,269

Amortization expense was $306,756 for each of the years ended December 31, 2014 and 2013. The amortization policies followed by the Company are described in Note 2.

Amortization expense for the future years is summarized as follows:

Years ending December 31,	Amount

2015	$306,756
2016	306,757
Total	$613,513

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

5.	Intangible assets (continued)

The weighted average amortization period for intangible assets is as follows:

		Weighted
		Average
		Period
	Amount	(Years)

Patents	$3,502,135	11.4

6.	Accrued expenses

Accrued expenses consist of the following at December 31, 2014 and 2013:

	2014	2013

Accrued legal professional fees	$111,600	$29,500
Accrued executive severance	100,000	400,000
Accrued clinical study expenses	64,464	188,927
Accrued audit and tax preparation	55,500	91,000
Accrued board of director's fees	12,000	37,333
Accrued consultants	-	58,000
Accrued other	25,892	58,812
	$369,456	$863,572

On November 6, 2012, the Company entered into a Severance and Advisory Agreement (the “Severance Agreement”) with Christopher M. Cashman in connection with his resignation as President and Chief Executive Officer, and a director of the Company. Pursuant to the Severance Agreement, Mr. Cashman will receive, as severance along with other non-cash items, six months of his base salary payable over the following six month period and bonus payments of $100,000 upon each of four bonus payment events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first. The Company achieved three of the four bonus payment events in 2014 and paid $300,000 in accrued executive severance during the year ended December 31, 2014. The accrued executive severance at December 31, 2014 and 2013 represents the unpaid portion of the bonus payments.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

7.	Notes payable, related parties

The notes payable, related parties consist of the following at December 31, 2014 and 2013:

	2014	2013
Notes payable, unsecured, payable to Healthtronics, Inc., a shareholder of the Company	$5,372,743	$5,372,743
Less current portion	(5,372,743)	-
Non-current portion	$-	$5,372,743

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $81,864 and $163,729 at December 31, 2014 and 2013, respectively. Accrued interest not payable until August 1, 2015 totaled $1,372,743 at December 31, 2014 and 2013, and is included in the balance above.

Maturities on notes payable, related parties are as follows:

Years ending December 31,	Amount

2015	$5,372,743
Total	$5,372,743

Interest expense on notes payable, related parties totaled $325,804 and $324,768 for the years ended December 31, 2014 and 2013, respectively.

8.	Discontinued operations

In October 2008, the Company discontinued it Ossatron mobile service business and sold certain assets at that time to a minority shareholder of the Company. The Company estimated all potential liabilities related to the business at that time which totaled $655,061 and recorded them as liabilities related to discontinued operations on the consolidated balance sheet. The Company had continued to review the adequacy of the liability reserves in each fiscal year. As there had not been any activity or known potential claim related to these liabilities in the five years prior to December 31, 2013, management determined in accordance with Company policy the liabilities should be eliminated in 2013. The Company recorded a non-cash gain on discontinued operations liabilities adjustment of $655,061 for the year ended December 31, 2013.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

9.	Income taxes

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

The income tax provision (benefit) from continuing operations consists of the following at December 31, 2014 and 2013:

	2014	2013
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	(2,198,311)	(2,116,355)
State	(241,530)	(232,525)
Foreign	9,532	9,144
Change in valuation allowance	2,430,309	2,339,736
	$-	$-

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 35% to pretax income (loss) from continuing operations as a result of the following for the years ended December 31, 2014 and 2013:

	2014	2013

Tax expense (benefit) at statutory rate	$(2,090,928)	$(4,184,174)
Increase (reduction) in income taxes resulting from:
State income taxes (benefit), net of federal benefit	(148,758)	(297,680)
Non-deductible gain on warrant valuation adjustment	(156,011)	-
Non-deductible expenses on extinguishment of Senior Secured Notes	-	1,912,763
Income from foreign subsidiaries	16,616	22,746
Change in valuation allowance - United States	2,439,840	2,348,881
Other	(60,759)	197,464
Income tax expense (benefit)	$-	$-

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

9.	Income taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$24,919,846	$22,376,888
Net operating loss carryforwards - foreign	129,997	139,529
Excess of tax basis over book value of property and equipment	20,685	30,441
Excess of tax basis over book value of intangible assets	439,569	435,541
Stock-based compensation	3,447,183	3,396,235
Accrued employee compensation	37,736	186,791
Captialized equity costs	75,471	75,471
Inventory reserve	31,661	30,943
	29,102,148	26,671,839
Valuation allowance	(29,102,148)	(26,671,839)
Net deferred tax assets	$-	$-

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

9.	Income taxes (continued)

The federal net operating loss carryforwards at December 31, 2014 will expire as follows:

Years ending December 31,	Amount

2025	$1,376,740
2026	7,291,084
2027	12,280,771
2028	6,922,963
2029	4,816,700
2030	7,667,557
2031	8,816,976
2032	4,768,716
2033	5,413,661
2034	6,682,860
Total	$66,038,028

10.	Equity Transactions

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

10.	Equity Transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

10.	Equity Transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

10.	Equity Transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

10.	Equity Transactions (continued)

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

The conversion feature embedded in the Senior Secured Notes was accounted for as a derivative liability and resulted in the creation at issuance of a discount to the carrying amount of the debt in the amount of $2,000,000, which was amortized as additional interest expense using the straight-line method over the term of the Senior Secured Notes (the Company determined that using the straight-line method of amortization did not yield a materially different amortization schedule than the effective interest method). The amount of the fair value of the embedded conversion feature in the Senior Secured Notes of $4,908,000, at the date of issuance, less the debt discount, totaled $2,373,813 and was recorded in the “loss on embedded conversion feature of Senior Secured Notes” in the accompanying consolidated statements of comprehensive loss.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

10.	Equity Transactions (continued)

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

Accretion of interest and interest expense on the Senior Secured Notes, including amortization of the debt discount, totaled $2,178,390 in 2013.

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

2013 Private Placements

In September, October and December 2013, the Company, in conjunction with offerings of securities (the “Private Placements”), issued 1,043,646 units (as described below) to certain accredited investors for an aggregate total purchase price of $626,188. Each unit was sold to the accredited investors at a purchase price of $0.60 per unit. Each “unit” in the Private Placements consists of; (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock, at an exercise price of $0.85 (the “Class I Warrants”). The Class I Warrants are callable by the Company if the average share price of common stock of the Company is at or above $1.40 for a twenty day period.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

10.	Equity Transactions (continued)

Kevin A. Richardson II, chairman of the board of directors and Co-Chief Executive Officer of the Company, Joseph Chiarelli, the former Chief Executive Officer of the Company, and Michael M. Nemelka, the brother of a member of the board of directors of the Company, were purchasers in the Private Placements of $21,188, $25,000 and $100,000, respectively.

Consulting Agreements

In February 2014, the Company renewed one consulting contract and entered into three additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 1,005,000 shares of common stock under these agreements in February 2014 through May 2014. The fair value of the common stock of $624,150 issued to the consultants, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense for the year ended December 31, 2014.

In February 2013, the Company entered into certain consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. In August and September 2013, the Company entered into two additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 203,000 and 1,583,315 shares of common stock under these agreements for the years ended December 31, 2014 and 2013, respectively. The fair value of the common stock of $119,000 and $1,014,267, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense for the years ended December 31, 2014 and 2013, respectively.

11.	Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the board of directors.  On March 14, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Nevada Secretary of State. The Certificate of Designation amends the Company’s Articles of Incorporation to designate 6,175 shares of preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a stated value of $1,000 per share. On March 17, 2014, in connection with the 2014 Private Placement, the Company issued 6,175 shares of Series A Convertible Preferred Stock (for a more detailed discussion regarding the 2014 Private Placement, see Note 10).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

11.	Preferred Stock (continued)

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

In November and December 2014, the holders of Series A Convertible Preferred Stock converted 5,010 shares of Series A Convertible Preferred Stock into 10,020,000 shares of common stock.

On January 6, 2015, the holders of Series A Convertible Preferred Stock converted the remaining 1,165 shares of Series A Convertible Preferred Stock into 2,330,000 shares of common stock. As of January 6, 2015, there were no more outstanding shares of Series A Convertible Preferred Stock.

12.	Warrants

A summary of warrants as of December 31, 2014 and 2013, and the changes during the years ended December 31, 2014 and 2013, is presented as follows:

	Outstanding				Outstanding				Outstanding
	as of				as of				as of
	December 31,				December 31,				December 31,
Warrant class	2012	Issued	Exercised	Expired	2013	Issued	Exercised	Expired	2014

Class A Warrants	1,106,627	-	-	-	1,106,627	-	-	(1,106,627)	-
Class B Warrants	1,106,627	-	-	-	1,106,627	-	-	(1,106,627)	-
Class D Warrants	1,950,167	-	-	(1,950,167)	-	-	-	-	-
Class E Warrants	3,576,737	-	-	-	3,576,737	-	-	-	3,576,737
Class F Warrants	-	2,000,000	-	(1,700,000)	300,000	-	-	-	300,000
Class G Warrants	-	1,503,409	-	-	1,503,409	-	-	-	1,503,409
Class H Warrants	-	1,988,095	-	-	1,988,095	-	-	-	1,988,095
Class I Warrants	-	1,043,646	-	-	1,043,646	-	-	-	1,043,646
Class J Warrants	-	-	-	-	-	629,378	-	-	629,378
Series A Warrants	-	-	-	-	-	25,951,421	-	-	25,951,421
Series B Warrants	-	-	-	-	-	15,570,852	-	-	15,570,852
	7,740,158	6,535,150	-	(3,650,167)	10,625,141	42,151,651	-	(2,213,254)	50,563,538

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

12.	Warrants (continued)

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class A Warrants	$4.00	September 2014
Class B Warrants	$8.00	September 2014
Class D Warrants	$2.00	January 2013
Class E Warrants	$4.00	April 2016
Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class J Warrants	$0.44	February 2019
Series A Warrants	$0.50	March 2019
Series B Warrants	$1.50	March 2015

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

The exercise price of the Class J Warrants, the Series A Warrants and the Series B Warrants are subject to a “down-round” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price of the warrants.  The Class J Warrants may be exercised on a physical settlement or on a cashless basis.  The Series A Warrants and Series B Warrants may be exercised on a physical settlement basis if a registration statement underlying the warrants if effective.  If a registration statement is not effective (or the prospectus contained therein is not available for use) for the resale by the holder of the Series A Warrants or Series B Warrants, then the holder may exercise the warrants on a cashless basis.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

12.	Warrants (continued)

The Class J Warrants, the Series A Warrants and the Series B Warrants are derivative financial instruments. The estimated fair value of the Class J Warrants at the date of grant was $12,776. The related debt discount was accreted to interest expense through the maturity date of the related note. The estimated fair values of the Series A Warrants and the Series B Warrants at the date of grant were $557,733 for the warrants issued in conjunction with the 2014 Private Placement and $47,974 for the warrants issued in conjunction with the 18% Convertible Promissory Notes. The fair value of the Series A Warrants and Series B Warrants were recorded as equity issuance costs in 2014, a reduction of additional paid-in capital. Prior to the fourth quarter 2014, these warrants were not treated as derivative financial instruments and recorded at fair value. Accordingly, during the fourth quarter 2014, we recorded an adjustment to reduce interest expense by $327,088 and reflect a gain on the fair value adjustment for the warrants of $458,857 to reflect the annual activity for these instruments. The amounts were not significant to any of the previously reported quarterly condensed consolidated financial statements.

13.	Commitments and contingencies

Operating Leases

The Company leases office and warehouse space. Rent expense for the years ended December 31, 2014 and 2013, was $132,814 and $124,286, respectively. Minimum future lease payments under non-cancellable operating leases consist of the following:

Year ending December 31,	Amount

2015	$90,225
Total	$90,225

Capital Leases

The Company leases certain office equipment under an agreement classified as a capital lease. The leased assets serve as security for the lease. The accumulated depreciation of such equipment at December 31, 2014 and 2013 totaled $14,552 and $11,318, respectively. The net book value of such equipment at December 31, 2014 and 2013 totaled $0 and $3,234, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

14.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. The Stock Incentive Plan reserved a total of 8,500,000 shares of common stock for grant.

On September 4, 2014, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.55 per share in place of an annual cash consulting fee for calendar year 2014. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.2375 resulting in compensation expense of $35,625. Compensation cost was recognized over the requisite service period in calendar year 2014.

On May 7, 2014, the Company granted to the active employees options to purchase 900,000 shares of common stock at an exercise price of $0.55 per share. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.47667 resulting in compensation expense of $429,001. Compensation cost is being recognized over the requisite service period.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

14.	Stock-based compensation (continued)

On February 21, 2013, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.35 per share in place of an annual cash consulting fee for calendar year 2013. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.64 resulting in compensation expense of $64,000. Compensation cost was recognized over the calendar year 2013.

On February 25, 2013, Joseph Chiarelli joined the Company to serve as the Chief Executive Officer and a director of the Company. Mr. Chiarelli was granted options to purchase 2,250,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The options vest and become exercisable in five installments as follows: (i) 375,000 vested at grant; (ii) 375,000 vest upon the Company completing a financing resulting in gross proceeds to the Company of no less than $5,000,000 at a price per share of not less than $0.35; (iii) 375,000 upon the execution by the Company of a license or distribution agreement from which the Company is entitled to receive gross proceeds of no less than $1,000,000 and the Company has received payments of at least $250,000; (iv) 375,000 vest upon receipt by the Company of FDA approval for the use of dermaPACE; and (v) 750,000 vest in the event the Company achieves the milestones (i), (ii), (iii) and (iv) above during the initial two year term and the agreement is not extended by the Company. Using the Black-Scholes option pricing model, management has determined that the options had an average fair value per share of $0.207 resulting in total compensation of $465,000. Compensation cost was recognized over the requisite service period. Mr. Chiarelli was terminated as Chief Executive Officer on April 15, 2014. The 1,500,000 non-vested options outstanding at that time were forfeited.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended December 31, 2014 and 2013:

	2014	2013
Weighted average expected life in years	5.4	4.3
Weighted average risk free interest rate	1.81%	0.73%
Weighted average volatility	136.11%	149.85%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

14.	Stock-based compensation (continued)

For the years ended December 31, 2014 and 2013, the Company recognized $135,015 and $792,160, respectively, as compensation cost related to options granted. The remaining compensation cost will be recognized as follows:

Unrecognized
Compensation
Years ending December 31,	Cost

2015	$47,994
2016	7,333
Total	$55,327

A summary of option activity as of December 31, 2014 and 2013, and the changes during the years ended December 31, 2014 and 2013, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2012	5,229,330	$2.25
Granted	4,693,644	$0.36
Exercised	(108,334)	$0.35
Cancelled	(1,113,644)	$2.92
Forfeited or expired	(334,166)	$1.15
Outstanding at December 31, 2013	8,366,830	$1.17
Granted	1,050,000	$0.55
Exercised	(60,000)	$0.21
Cancelled	-	$-
Forfeited or expired	(2,150,000)	$0.41
Outstanding at December 31, 2014	7,206,830	$1.31

Vested and exercisable at December 31, 2014	6,292,288	$1.45

The range of exercise prices for options was $0.21 to $2.92 for options outstanding at December 31, 2014 and 2013. The aggregate intrinsic value for outstanding options was $0 and $1,271,540 at December 31, 2014 and 2013, respectively. The aggregate intrinsic value for all vested and exercisable options was $0 and $574,181 at December 31, 2014 and 2013, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options is 6.43 years and 6.96 years as of December 31, 2014 and 2013, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

14.	Stock-based compensation (continued)

A summary of the Company’s nonvested options as of December 31, 2014 and 2013, and changes during the years ended December 31, 2014 and 2013, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2012	508,750	$0.66
Granted	4,693,644	$0.36
Vested	(1,667,886)	$0.39
Cancelled	(43,750)	$2.87
Forfeited or expired	(236,666)	$0.50
Outstanding at December 31, 2013	3,254,092	$0.35
Granted	1,050,000	$0.55
Vested	(1,464,551)	$0.41
Cancelled	-	$-
Forfeited or expired	(1,924,999)	$0.39
Outstanding at December 31, 2014	914,542	$0.37

15.	Changes in other comprehensive income (loss)

A summary of the amounts recognized in other comprehensive income (loss) as of December 31, 2014 and 2013, and changes during the years then ended, is presented as follows:

	Currency
	Translations	Total

Balance, at December 31, 2012	$13,116	$13,116
Net change in other comprehensive loss	(6,428)	(6,428)
Balance, at December 31, 2013	6,688	6,688
Net change in other comprehensive loss	(19,165)	(19,165)
Balance, at December 31, 2014	$(12,477)	$(12,477)

16.	Segment and geographic information

The Company has one line of business with revenues being generated from sales in Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States. All significant assets are located in the United States.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

17.	Subsequent events

The Company has evaluated subsequent events through the date of issuance of the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: March 3, 2015	By:	/s/ Kevin A. Richardson, II
	Name:	Kevin A. Richardson, II
	Title:	Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II	Co-Chief Executive Officer and Chairman of the Board of Directors	March 3, 2015
Name: Kevin A. Richardson, II	(principal executive officer)

By: /s/ Barry J. Jenkins	Chief Financial Officer and COO	March 3, 2015
Name: Barry J. Jenkins	(principal financial and accounting officer)

By: /s/ John F. Nemelka	Director	March 3, 2015
Name: John F. Nemelka

By: /s/ Alan L. Rubino	Director	March 3, 2015
Name: Alan L. Rubino

EXHIBIT INDEX

Exhibit No.	Description

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

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.2	Form of Class B Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.3	Form of Class D Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

4.4	Form of Class E Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

4.5	Form of Series A Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.6	Form of Series B Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.7	Form of 18% Senior Secured Convertible Promissory Note issued by SANUWAVE Health, Inc. to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

4.8	Form of Convertible Promissory Note between the Company and accredited investors a party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.9	Amendment No. 1 to the Convertible Note Agreement between the Company and accredited investors a party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.1	Employment Agreement, dated April 10, 2006, by and between SANUWAVE, Inc. and Barry J. Jenkins. (Management compensation plan or arrangement) (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

10.2	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).

10.3	Subscription Agreement, dated November 27, 2012, by and between SANUWAVE Health, Inc. and David N. Nemelka (Incorporated by reference to Form 8-K filed with the SEC on December 3, 2012).

10.4

Employment Agreement, dated February 21, 2013, by and between SANUWAVE Health, Inc. and Joseph Chiarelli (Management compensation plan or arrangement) (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

10.5

Form of Securities Purchase Agreement, by and among the Company and the accredited investors a party thereto, dated March 17, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.6	Form of Registration Rights Agreement, by and among the Company and the holders a party thereto, dated March 17, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.7

Form of Subscription Agreement for the 18% Convertible Promissory Notes between the Company and the accredited investors a party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

14.1	Code of Business Conduct and Ethics of SANUWAVE Health, Inc.

21.1*	List of subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

______________________________________________________________

*   Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act and otherwise is not subject to liability under these sections.