Form 10-Q
period 2015-03-31
SANUWAVE Health, Inc.
filed 2015-05-06
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, there were issued and outstanding 63,056,519 shares of the registrant’s common stock, $0.001 par value.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, clinical trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 3, 2015 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission (the “SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 3, 2015.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,454,199	$3,547,071
Accounts receivable, net of allowance for doubtful accounts of $17,364 in 2015 and $15,018 in 2014	67,497	86,404
Inventory	266,859	271,871
Prepaid expenses	147,722	128,550
TOTAL CURRENT ASSETS	2,936,277	4,033,896

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	6,915	7,840

OTHER ASSETS	11,186	11,106

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 5)	536,824	613,513
TOTAL ASSETS	$3,491,202	$4,666,355

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$204,348	$231,840
Accrued expenses (Note 6)	360,511	369,456
Accrued employee compensation	65,334	2,226
Interest payable, related parties (Note 7)	80,072	81,864
Notes payable, related parties (Note 7)	5,372,743	5,372,743
Warrant liability (Note 11)	103,600	159,626
TOTAL LIABILITIES	6,186,608	6,217,755

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 0 and 1,165 shares outstanding in 2015 and 2014, respectively (Note 10)	-	1

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,825 shares authorized; no shares issued and outstanding (Note 10)	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares authorized; 63,056,519 and 60,726,519 issued and outstanding in 2015 and 2014, respectively (Note 9)	63,057	60,727

ADDITIONAL PAID-IN CAPITAL	86,609,970	86,584,472

ACCUMULATED DEFICIT	(89,343,238)	(88,184,123)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(25,195)	(12,477)
TOTAL STOCKHOLDERS' DEFICIT	(2,695,406)	(1,551,400)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,491,202	$4,666,355

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014

REVENUES	$210,452	$145,098

COST OF REVENUES	58,818	18,337

GROSS PROFIT	151,634	126,761

OPERATING EXPENSES
Research and development	634,623	764,845
General and administrative	566,292	1,300,311
Depreciation	925	4,715
Amortization	76,689	76,689
TOTAL OPERATING EXPENSES	1,278,529	2,146,560

OPERATING LOSS	(1,126,895)	(2,019,799)

OTHER INCOME (EXPENSE)
Gain on warrant valuation adjustment (Note 12)	56,026	-
Interest expense, net	(79,344)	(535,124)
Loss on foreign currency exchange	(8,902)	(1,863)
Interest expense on 18% Convertible Promissory Notes (Note 10)	-	(7,168)
TOTAL OTHER INCOME (EXPENSE)	(32,220)	(544,155)

LOSS BEFORE INCOME TAXES	(1,159,115)	(2,563,954)

INCOME TAX EXPENSE	-	-

NET LOSS	(1,159,115)	(2,563,954)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(12,718)	(1,432)
TOTAL COMPREHENSIVE LOSS	$(1,171,833)	$(2,565,386)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.02)	$(0.06)

Weighted average shares outstanding - basic and diluted	62,931,250	39,646,922

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,159,115)	$(2,563,954)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities
Amortization	76,689	76,689
Depreciation	925	4,715
Change in allowance for doubtful accounts	2,346	2,748
Stock-based compensation - employees, directors and advisors	27,827	70,778
Gain on warrant valuation adjustment	(56,026)	-
Stock issued for consulting services	-	597,150
Accretion of interest on warrants issued concurrent with a convertible promissory note	-	339,864
Accrued interest on 18% Convertible Promissory Notes	-	7,168
Changes in assets - (increase)/decrease
Accounts receivable - trade	16,561	75,327
Inventory	5,012	(4,478)
Prepaid expenses	(19,172)	(78,888)
Other	(80)	(13)
Changes in liabilities - increase/(decrease)
Accounts payable	(27,492)	(371,229)
Accrued expenses	(8,945)	(228,409)
Accrued employee compensation	63,108	57,202
Interest payable, related parties	(1,792)	(83,657)
Promissory notes - accrued interest	-	(21,813)
NET CASH USED BY OPERATING ACTIVITIES	(1,080,154)	(2,120,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,945)
NET CASH USED BY INVESTING ACTIVITIES	-	(1,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2014 Private Placement, net	-	8,562,500
Proceeds from 18% Convertible Promissory Notes	-	815,000
Proceeds from convertible promissory notes, net	-	325,000
Proceeds from employee stock option exercise	-	12,600
Payments of principal on convertible promissory notes	-	(450,000)
Payments of principal on promissory notes	-	(90,000)
Payments of principal on capital lease	-	(1,292)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	9,173,808

EFFECT OF EXCHANGE RATES ON CASH	(12,718)	(1,432)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,092,872)	7,049,631

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,547,071	182,315
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,454,199	$7,231,946

SUPPLEMENTAL INFORMATION
Cash paid for interest	$81,864	$164,765

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1.             Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is a shockwave technology company using a patented system of noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the demaPACE® device, which is in a supplemental Phase III clinical study for treating diabetic foot ulcers.

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

2.             Going Concern

The continuation of the Company’s business is dependent upon raising additional capital during or before the third quarter of 2015. As of March 31, 2015, the Company had a net working capital deficit of $3,250,331, an accumulated deficit of $89,343,238 and cash and cash equivalents of $2,454,199. For the three months ended March 31, 2015 and 2014, the net cash used by operating activities was $1,080,154 and $2,120,800, respectively. The Company incurred a net loss of $1,159,115 for the three months ended March 31, 2015 and a net loss of $5,974,080 for the year ended December 31, 2014. The operating losses and net working capital deficit create an uncertainty about the Company’s ability to continue as a going concern.

The Company does not currently generate significant recurring revenue and will require additional capital during or before the third quarter of 2015. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the third quarter of 2015. The Company’s unsecured notes payable, related parties, which total $5,372,743 at March 31, 2015, are due on August 1, 2015.

The continuation of the Company’s business is dependent upon raising additional capital during or before the third quarter of 2015 to fund operations and repay the notes payable, related parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Management’s plans are to obtain additional capital in 2015 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the issuance of common or preferred stock, securities convertible into common stock, the conversion of outstanding warrants or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

3.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Significant Accounting Policies

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 3, 2015.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In April 2015, the FASB proposed a one-year delay in the effective date of ASU 2014-09, which, if approved, would make the effective date for the Company the first quarter of fiscal 2019 instead of the current effective date, which is the first quarter of fiscal 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

4.             Property and equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2015	2014

Machines and equipment	$240,295	$240,295
Office and computer equipment	166,398	166,398
Software	34,528	34,528
Furniture and fixtures	20,380	20,380
Other assets	2,318	2,259
Total	463,919	463,860
Accumulated depreciation	(457,004)	(456,020)
Net property and equipment	$6,915	$7,840

The aggregate depreciation related to property and equipment charged to operations was $925 and $4,715 for the three months ended March 31, 2015 and 2014, respectively.

5.             Intangible assets

Intangible assets consist of the following:

	March 31,	December 31,
	2015	2014

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(2,965,311)	(2,888,622)
Net intangible assets	$536,824	$613,513

The aggregate amortization charged to operations was $76,689 for the three months ended March 31, 2015 and 2014.

6.             Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2015	2014

Accrued clinical study expenses	$118,792	$64,464
Accrued former executive severance	100,000	100,000
Accrued audit and tax preparation	35,500	55,500
Accrued legal professional fees	31,000	111,600
Accrued board of directors fees	12,000	12,000
Accrued other	63,219	25,892
	$360,511	$369,456

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

7.             Notes payable, related parties

The notes payable, related parties consist of the following:

	March 31,	December 31,
	2015	2014
Notes payable, unsecured, payable to HealthTronics, Inc., a shareholder of the Company	$5,372,743	$5,372,743

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal is due August 1, 2015. Accrued interest currently payable totaled $80,072 and $81,864 at March 31, 2015 and December 31, 2014, respectively.

Interest expense on notes payable to related parties totaled $80,072 and $81,108 for the three months ended March 31, 2015 and 2014, respectively.

8.             Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At March 31, 2015, the Company had federal net operating loss (“NOL”) carryforwards of $66,038,028 for tax years through the year ended December 31, 2014, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at March 31, 2015 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2015. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

March 31, 2015

9.             Equity transactions (continued)

The Company, in connection with the 2014 Private Placement, issued to the investors an aggregate total of 23,200,000 warrants (the “Series A Warrants”) to purchase shares of common stock at an exercise price of $0.50 per share. Each Series A Warrant represents the right to purchase one share of common stock. The warrants vested upon issuance and expire after five years.

In addition, the Company, in connection with the 2014 Private Placement, issued to the investors an aggregate total of 13,920,000 warrants (the “Series B Warrants”) to purchase shares of common stock at an exercise price of $1.50 per share. Each Series B Warrant represents the right to purchase one share of common stock. The warrants vested upon issuance and expired in March 2015.

Pursuant to the terms of a registration rights agreement that the Company entered with the investors in connection with the 2014 Private Placement, the Company filed a registration statement with the SEC in April 2014 that covered the shares of common stock and the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the Series A Warrants and Series B Warrants issued to the investors in the 2014 Private Placement. The registration statement was declared effective by the SEC on May 6, 2014.

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

March 31, 2015

9.             Equity transactions (continued)

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

The Class J Warrants entitle the holder to purchase, in the aggregate, 629,378 shares of the Company’s common stock. The Warrants were exercisable upon the six month anniversary of the closing date (August 10, 2014) and expire five years from the closing date. The Class J Warrants have an exercise price equal to $0.4425. The Class J Warrants may be exercised for cash or on a cashless basis. The exercise price of the warrants is subject to adjustment for stock splits, combinations or similar events, and, in this event, the number of shares issuable upon the exercise of the warrant will also be adjusted so that the aggregate exercise price shall be the same immediately before and immediately after the adjustment. In addition, the exercise price is also subject to a “down-round” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price of the warrants.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

9.             Equity transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

9.             Equity transactions (continued)

Consulting Agreements

In February 2014, the Company renewed one consulting contract and entered into three additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 835,000 shares of common stock under these agreements in February and March 2014. The fair value of the common stock of $597,150 issued to the consultants, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense for the three months ended March 31, 2014. The Company did not have any consulting contracts in 2015 where a portion of the fee for services was to be paid with common stock.

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

In November and December 2014, the holders of Series A Convertible Preferred Stock converted 5,010 shares of Series A Convertible Preferred Stock into 10,020,000 shares of common stock. On January 6, 2015, the holders of Series A Convertible Preferred Stock converted the remaining 1,165 shares of Series A Convertible Preferred Stock into 2,330,000 shares of common stock. As of March 31, 2015, there were no outstanding shares of Series A Convertible Preferred Stock.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

11.           Warrants

A summary of the warrant activity as of March 31, 2015 and December 31, 2014, and the changes during the three months ended March 31, 2015, is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				March 31,
Warrant class	2014	Issued	Exercised	Expired	2015

Class E Warrants	3,576,737	-	-	-	3,576,737
Class F Warrants	300,000	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	1,043,646
Class J Warrants	629,378	-	-	-	629,378
Series A Warrants	25,951,421	-	-	-	25,951,421
Series B Warrants	15,570,852	-	-	(15,570,852)	-
	50,563,538	-	-	(15,570,852)	34,992,686

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class E Warrants	$4.00	April 2016
Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class J Warrants	$0.44	February 2019
Series A Warrants	$0.50	March 2019
Series B Warrants	$1.50	March 2015

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

The exercise price of the Class J Warrants and the Series A Warrants are subject to a “down-round” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price of the warrants.  The Class J Warrants may be exercised on a physical settlement or on a cashless basis.  The Series A Warrants may be exercised on a physical settlement basis if a registration statement underlying the warrants is effective.  If a registration statement is not effective (or the prospectus contained therein is not available for use) for the resale by the holder of the Series A Warrants, then the holder may exercise the warrants on a cashless basis.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

11.           Warrants (continued)

The Class J Warrants, the Series A Warrants and the Series B Warrants are derivative financial instruments. The estimated fair value of the Class J Warrants at the date of grant was $12,776. The related debt discount was accreted to interest expense through the maturity date of the related note. The estimated fair values of the Series A Warrants and the Series B Warrants at the date of grant were $557,733 for the warrants issued in conjunction with the 2014 Private Placement and $47,974 for the warrants issued in conjunction with the 18% Convertible Promissory Notes. The fair value of the Series A Warrants and Series B Warrants were recorded as equity issuance costs in 2014, a reduction of additional paid-in capital. The Series B Warrants expired unexercised in March 2015. For the three months ended March 31, 2015, the Company recorded an adjustment to reflect a gain on the fair value adjustment for the warrants of $56,026. The estimated warrant liability totaled $103,600 at March 31, 2015 and $159,626 at December 31, 2014.

12.           Commitments and contingencies

Operating Leases

Rent expense for the three months ended March 31, 2015 and 2014, was $33,407 and $29,934, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

13.           Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At March 31, 2015 and December 31, 2014, the Stock Incentive Plan reserved 8,500,000 shares of common stock for grant.

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $27,827 and $70,778 for the three months ended March 31, 2015 and 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

13.           Stock-based compensation (continued)

A summary of option activity as of March 31, 2015 and December 31, 2014, and the changes during the three months ended March 31, 2015, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2014	7,206,830	$1.31
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2015	7,206,830	$1.31

Exercisable	6,923,496	$1.35

The range of exercise prices for options was $0.21 to $2.92 for options outstanding at March 31, 2015 and December 31, 2014.

The weighted average remaining contractual term for outstanding exercisable stock options was 6.34 and 6.43 years as of March 31, 2015 and December 31, 2014, respectively.

A summary of the Company’s nonvested options as of March 31, 2015 and December 31, 2014, and changes during the three months ended March 31, 2015, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2014	914,542	$0.37
Granted	-	$-
Vested	(631,208)	$0.35
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2015	283,334	$0.43

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

14.           Earnings (loss) per share

The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share.  Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share.

As a result of the net loss for the three months ended March 31, 2015 and 2014, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 42,199,516 shares and 73,433,622 shares at March 31, 2015 and 2014, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the SEC on March 3, 2015.

Overview

We are a shockwave technology company using a patented system of noninvasive, high-energy, acoustic shockwaves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shockwaves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the demaPACE® device, used for treating diabetic foot ulcers, which is in a supplemental Phase III clinical study.

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

Recent Developments

The U.S. Food and Drug Administration (FDA) has granted approval of our Investigational Device Exemption (IDE) Supplement to conduct a supplemental clinical trial utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Patient enrollment began in June 2013 and as of April 30, 2014, we had enrolled the minimum number of 90 patients in the clinical trial, which represented the number of patients for the first interim analysis by the independent Data Monitoring Committee (DMC). In September 2014, we reported that the independent Data Monitoring Committee had performed an interim analysis on the 12-week efficacy results for the first 90 patients in the clinical trial and recommended we continue enrollment of patients into the study up to the next predefined patient analysis point of 130 patients. We completed enrollment for the 130 patients in November 2014 and suspended further enrollment at that time.

The DMC performed an analysis of the primary efficacy endpoint of the rate of 100% complete wound closure at the 12-week endpoint for the dermaPACE treated patients as compared to the sham-control patients and the safety data. The DMC has completed its review and noted there were no safety issues. The DMC reported the Monitoring Success Criterion for primary efficacy endpoint of 100% complete wound closure at 12 weeks has not been met and, assuming similar trends for any additional patents enrolled, will likely not be met at the next predefined analysis point of 170 patients. The Monitoring Success Criterion is a predictive probability of dermaPACE achieving statistical significance in the rate of 100% complete wound closure at 12 weeks as compared to the rate for sham-control.

As per its charter, the DMC’s review was limited to only the 12-week endpoint data. The DMC has requested to us the ability to review complete closure rates at later points in the study, as patients were followed for up to 24 weeks and the DMC noted we had positive results in the first study of 206 patients completed in 2011 at the 20-week endpoint.

We are actively working with the FDA regarding the data requests from the DMC. The interaction with the FDA will determine if we discontinue enrollment and move to lock the database and unblind the data with the intention of filing a PMA with the FDA in late 2015, or continue the dermaPACE clinical study. We expect to have feedback from the FDA by the end of this quarter and will provide an update to shareholders at that time.

We have retained Musculoskeletal Clinical Regulatory Advisers, LLC (MCRA) in January 2015 to lead the Company’s interactions and correspondence with the FDA for the dermaPACE, which have already commenced. MCRA has successfully worked with the FDA on numerous PMAs for various musculoskeletal, restorative and general surgical devices since 2006.

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

We filed with the FDA the clinical module of the dermaPACE PMA application in July 2011. In December 2011, we received a major deficiency letter from the FDA regarding the FDA’s review of the dermaPACE PMA. The FDA issues a major deficiency letter to the applicant when the PMA lacks significant information necessary for the FDA to complete its review or to determine whether there is reasonable assurance that the device is safe and effective for its intended use. The FDA comments on the application in detail and requests the applicant to amend the application to respond to the cited deficiencies and provide the necessary information.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At March 31, 2015, we had cash and cash equivalents totaling $2,454,199. Management believes that these funds will support our operations into the third quarter of 2015. Management expects the cash used in operations for the Company in 2015 will be approximately $400,000 to $500,000 per month as substantial resources are devoted to the patient follow-up phases of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers.

We do not currently generate significant recurring revenue and will require additional capital during or before the third quarter of 2015 to complete the FDA approval process for the dermaPACE, assuming positive clinical study results, and repay the notes payable, related parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Should we not be successful in obtaining FDA approval, we will need to explore strategic alternatives and obtain additional financing to sustain operations.  We may raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of the Company's assets.  These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions should provide the necessary funding for us.

Since our inception, we have incurred losses from operations each year. As of March 31, 2015, we had an accumulated deficit of $89,343,238. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process.

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 3, 2015.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to the recording of the allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, the determination of the valuation allowance for deferred taxes, the estimated fair value of the warrant liability, the estimated fair value of stock-based compensation, and the estimated fair value of intangible assets. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 3, 2015, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, intangible assets, stock-based compensation and income taxes are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.

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

In accordance with ASC 718, Compensation – Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The expected terms of options granted represent the period of time that options granted are estimated to be outstanding and are derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

Income Taxes

We account for income taxes utilizing the asset and liability method prescribed by the provisions of ASC 740, Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for the deferred tax assets, including loss carryforwards, when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We account for uncertain tax positions in accordance with the related provisions of ASC 740, Income Taxes. ASC 740 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.

Results of Operations for the Three Months ended March 31, 2015 and 2014 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended March 31, 2015 were $210,452, compared to $145,098 for the same period in 2014, an increase of $65,354, or 45%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The increase in revenues for 2015 was due to higher sales of orthoPACE devices in Europe.

Cost of revenues for the three months ended March 31, 2015 were $58,818, compared to $18,337 for the same period in 2014. Gross profit as a percentage of revenues was 72% for the three months ended March 31, 2015, compared to 87% for the same period in 2014. The decrease in gross profit as a percentage of revenues in 2015 was due to a greater portion of revenues being from the sale of devices in 2015, which have a lower margin than applicators.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015 were $634,623, compared to $764,845 for the same period in 2014, a decrease of $130,222, or 17%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2015 as a result of lower payments to third party clinical sites participating in the dermaPACE clinical study as there were fewer active patients in the clinical study in 2015 as compared to 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $566,292, as compared to $1,300,311 for the same period in 2014, a decrease of $734,019, or 56%. The decrease in general and administrative expenses is primarily due to reduced consulting expenses due to the Company’s capital raises which were completed in March 2014.

Other Income (Expense)

Other income (expense) was an expense of $32,220 for the three months ended March 31, 2015, as compared to an expense of $544,155 for the same period in 2014, a decrease in other expense of $511,935. The decrease in other expense for 2015 was due to interest expense recorded in 2014 related to promissory notes repaid in full in March 2014.

Provision for Income Taxes

At March 31, 2015, we had federal net operating loss carryforwards of $66,038,028 through the year ended December 31, 2014 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended March 31, 2015 was $1,159,115, or ($0.02) per basic and diluted share, compared to a net loss of $2,563,954, or ($0.06) per basic and diluted share, for the same period in 2014, a decrease in the net loss of $1,404,839, or 55%. The decrease in the net loss for 2015 was primarily a result of the reduced operating expenses as discussed above.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities. At March 31, 2015, we had cash and cash equivalents totaling $2,454,199 and negative working capital of $3,250,331. For the three months ended March 31, 2015 and 2014, the net cash used by operating activities was $1,080,154 and $2,120,800, respectively. Since inception, we have has experienced recurring losses from operations and had an accumulated deficit of $89,343,238 at March 31, 2015.

We do not currently generate significant recurring revenue and will require additional capital during or before the third quarter of 2015 to obtain FDA approval for the dermaPACE, assuming positive clinical study results and repay the notes payable, related parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Our unsecured notes payable, related parties, which total $5,372,743 at March 31, 2015, are due on August 1, 2015.

The continuation of the Company’s business is dependent upon raising additional capital during or before the third quarter of 2015 to fund operations and repay the notes payable, related parties or amend the note terms to extend the notes and/or consider other non-cash repayment options. Management’s plans are to obtain additional capital in 2015 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the issuance of common or preferred stock, securities convertible into common stock, the conversion of outstanding warrants or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the three months ended March 31, 2015 and 2014, net cash used by operating activities was $1,080,154 and $2,120,800, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the three months ended March 31, 2015, as compared to the same period for 2014, of $1,040,646, or 49%, was primarily due to the decreased operating expenses in 2015, as compared to 2014, and the reduction of accounts payable and accrued expenses in 2014. Net cash provided by financing activities for the three months ended March 31, 2014 was $9,173,808, which primarily consisted of the net proceeds from the 2014 Private Placement of $8,562,500 and the proceeds from the 18% Convertible Promissory Notes of $815,000. Cash and cash equivalents decreased by $1,092,872 for the three months ended March 31, 2015 and increased by $7,049,631 for the three months ended March 31, 2014.

Segment and Geographic Information

We have determined that we are principally engaged in one operating segment. Our products are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing and orthopedic conditions. Our revenues are generated from sales in Europe, Canada, Asia and Asia/Pacific.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable. We have disclosed these obligations in our most recent Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 3, 2015.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation, the Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

We had previously reported, as of December 31, 2014, a material weakness in the our internal control over financial reporting process for the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions related to complex financial instruments and derivatives. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Management believes the material weakness identified was due to the complex and non-routine nature of our complex financial instruments and derivatives.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except we added a control for management to engage, as necessary, an outside consultant to assist in the application of United States generally accepted accounting principles to complex transactions such as complex financial instruments and derivatives.

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

Dated: May 6, 2015

SANUWAVE HEALTH, INC.

By:     /s/ Kevin A. Richardson, II

                Kevin A. Richardson, II

                 Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/Kevin A. Richardson, II Name: Kevin A. Richardson, II	Co-Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 6, 2015

By: /s/ Barry J. Jenkins Name: Barry J. Jenkins	Chief Financial Officer (principal financial and accounting officer)	May 6, 2015

By: /s/ John F. Nemelka Name: John F. Nemelka	Director	May 6, 2015

By: /s/ Alan L. Rubino Name: Alan L. Rubino	Director	May 6, 2015

EXHIBIT INDEX

Exhibit No.	Description

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