Form 10-Q
period 2015-06-30
SANUWAVE Health, Inc.
filed 2015-08-11
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, there were issued and outstanding 63,056,519 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, clinical trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 3, 2015 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 3, 2015.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,615,727	$3,547,071
Accounts receivable, net of allowance for doubtful accounts of $11,919 in 2015 and $15,018 in 2014	48,508	86,404
Inventory	268,140	271,871
Prepaid expenses	145,454	128,550
TOTAL CURRENT ASSETS	2,077,829	4,033,896

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	5,990	7,840

OTHER ASSETS	11,286	11,106

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 5)	460,135	613,513
TOTAL ASSETS	$2,555,240	$4,666,355

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$285,528	$231,840
Accrued expenses (Note 6)	349,802	369,456
Accrued employee compensation	127,809	2,226
Interest payable, related parties (Note 7)	80,968	81,864
Notes payable, related parties (Note 7)	-	5,372,743
Warrant liability (Note 11)	569,900	159,626
TOTAL CURRENT LIABILITIES	1,414,007	6,217,755

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 7)	5,336,705	-
TOTAL LIABILITIES	6,750,712	6,217,755

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 0 and 1,165 shares outstanding in 2015 and 2014, respectively (Note 10)	-	1

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,825 shares authorized; no shares issued and outstanding (Note 10)	-	-

COMMON STOCK, par value $0.001, 150,000,000 shares authorized; 63,056,519 and 60,726,519 issued and outstanding in 2015 and 2014, respectively (Note 9)	63,057	60,727

ADDITIONAL PAID-IN CAPITAL	86,632,205	86,584,472

ACCUMULATED DEFICIT	(90,864,771)	(88,184,123)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(25,963)	(12,477)
TOTAL STOCKHOLDERS' DEFICIT	(4,195,472)	(1,551,400)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,555,240	$4,666,355

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

REVENUES	$239,983	$238,115	$450,435	$383,213

COST OF REVENUES	75,779	63,399	134,597	81,736

GROSS PROFIT	164,204	174,716	315,838	301,477

OPERATING EXPENSES
Research and development	456,789	1,013,652	1,091,412	1,778,497
General and administrative	636,570	694,402	1,202,862	1,994,713
Depreciation	925	4,770	1,850	9,485
Amortization	76,689	76,689	153,378	153,378
TOTAL OPERATING EXPENSES	1,170,973	1,789,513	2,449,502	3,936,073

OPERATING LOSS	(1,006,769)	(1,614,797)	(2,133,664)	(3,634,596)

OTHER EXPENSE
Loss on warrant valuation adjustment (Note 11)	(429,311)	-	(373,285)	-
Interest expense, net	(81,636)	(77,838)	(160,980)	(620,130)
Loss on foreign currency exchange	(3,817)	(1,015)	(12,719)	(2,878)
TOTAL OTHER EXPENSE	(514,764)	(78,853)	(546,984)	(623,008)

LOSS BEFORE INCOME TAXES	(1,521,533)	(1,693,650)	(2,680,648)	(4,257,604)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	(1,521,533)	(1,693,650)	(2,680,648)	(4,257,604)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(768)	(3,549)	(13,486)	(4,981)
TOTAL COMPREHENSIVE LOSS	$(1,522,301)	$(1,697,199)	$(2,694,134)	$(4,262,585)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.10)

Weighted average shares outstanding - basic and diluted	63,056,519	48,423,293	62,993,885	44,035,108

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,680,648)	$(4,257,604)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities
Amortization	153,378	153,378
Depreciation	1,850	9,485
Change in allowance for doubtful accounts	(3,099)	151
Stock-based compensation - employees, directors and advisors	50,062	57,755
Loss on warrant valuation adjustment	373,285	-
Amortization of debt discount	951	-
Stock issued for consulting services	-	743,150
Accretion of interest on warrants issued concurrent with a convertible promissory note	-	339,864
Accrued interest on 18% Convertible Promissory Notes	-	7,168
Changes in assets - (increase)/decrease
Accounts receivable - trade	40,995	79,864
Inventory	3,731	(4,599)
Prepaid expenses	(16,904)	(51,344)
Other	(180)	4
Changes in liabilities - increase/(decrease)
Accounts payable	53,688	(535,902)
Accrued expenses	(19,654)	(515,409)
Accrued employee compensation	125,583	(14,722)
Interest payable, related parties	(896)	(82,761)
Promissory notes - accrued interest	-	(21,813)
NET CASH USED BY OPERATING ACTIVITIES	(1,917,858)	(4,093,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,436)
NET CASH USED BY INVESTING ACTIVITIES	-	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2014 Private Placement, net	-	8,562,500
Proceeds from sale of capital stock - subscription agreement	-	900,000
Proceeds from 18% Convertible Promissory Notes	-	815,000
Proceeds from convertible promissory notes, net	-	325,000
Proceeds from employee stock option exercise	-	12,600
Payments of principal on convertible promissory notes	-	(450,000)
Payments of principal on promissory notes	-	(90,000)
Payments of principal on capital lease	-	(2,608)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,072,492

EFFECT OF EXCHANGE RATES ON CASH	(13,486)	(4,981)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,931,344)	5,970,740

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,547,071	182,315
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,615,727	$6,153,055

SUPPLEMENTAL INFORMATION
Cash paid for interest	$161,936	$244,836

The accompanying notes to condensed consolidated financial  statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The continuation of the Company’s business is dependent upon raising additional capital during the third or early fourth quarter of 2015. As of June 30, 2015, the Company had an accumulated deficit of $90,864,771 and cash and cash equivalents of $1,615,727. For the six months ended June 30, 2015 and 2014, the net cash used by operating activities was $1,917,858 and $4,093,335, respectively. The Company incurred a net loss of $2,680,648 for the six months ended June 30, 2015 and a net loss of $5,974,080 for the year ended December 31, 2014. The operating losses create an uncertainty about the Company’s ability to continue as a going concern.

The Company does not currently generate significant recurring revenue and will require additional capital during the third or early fourth quarter of 2015. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the fourth quarter of 2015.

The continuation of the Company’s business is dependent upon raising additional capital during the third or early fourth quarter of 2015 to fund operations. Management’s plans are to obtain additional capital through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2019 instead of the current effective date, which is the first quarter of fiscal 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

4.	Property and equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2015	2014

Machines and equipment	$240,295	$240,295
Office and computer equipment	166,398	166,398
Software	34,528	34,528
Furniture and fixtures	20,380	20,380
Other assets	2,259	2,259
Total	463,860	463,860
Accumulated depreciation	(457,870)	(456,020)
Net property and equipment	$5,990	$7,840

The aggregate depreciation related to property and equipment charged to operations was $925 and $4,770 for the three months ended June 30, 2015 and 2014, respectively, and $1,850 and $9,485 for the six months ended June 30, 2015 and 2014, respectively.

5.	Intangible assets

Intangible assets consist of the following:

	June 30,	December 31,
	2015	2014

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(3,042,000)	(2,888,622)
Net intangible assets	$460,135	$613,513

The aggregate amortization charged to operations was $76,689 for the three months ended June 30, 2015 and 2014 and $153,378 for the six months ended June 30, 2015 and 2014.

6.	Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2015	2014

Accrued former executive severance	$100,000	$100,000
Accrued clinical study expenses	87,668	64,464
Accrued audit and tax preparation	58,000	55,500
Accrued legal professional fees	40,000	111,600
Accrued board of directors fees	12,000	12,000
Accrued other	52,134	25,892
	$349,802	$369,456

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

7.	Notes payable, related parties

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal was due August 1, 2015. The notes payable, related parties had an aggregate outstanding principal balance of $5,336,705, net of $36,038 debt discount at June 30, 2015 and $5,372,743 December 31, 2014, respectively.

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provides for the extension of the due date to January 31, 2017. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties will bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

In addition, the Company, in connection with the Note Amendment, issued to HealthTronics, Inc. on June 15, 2015, an aggregate total of 3,310,000 warrants (the “Class K Warrants”) to purchase shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.55 per share, subject to certain anti-dilution protection. Each Class K Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after ten years.

Accrued interest currently payable totaled $80,968 and $81,864 at June 30, 2015 and December 31, 2014, respectively. Interest expense on notes payable, related parties totaled $80,968 for the three months ended June 30, 2015 and 2014, and $161,039 and $162,076 for the six months ended June 30, 2015 and 2014, respectively.

8.	Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At June 30, 2015, the Company had federal net operating loss (“NOL”) carryforwards of $66,038,028 for tax years through the year ended December 31, 2014, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at June 30, 2015 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2015. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

June 30, 2015

9.	Equity transactions

2014 Private Placement

On March 17, 2014, in conjunction with a private placement of securities (the “2014 Private Placement”) with institutional and select accredited investors, the Company issued an aggregate total of 6,210,000 shares of common stock and 6,175 shares of preferred stock (the “Series A Convertible Preferred Stock”) for an aggregate total purchase price of $9,280,000. Each share of Series A Convertible Preferred Stock was convertible into 2,000 shares of common stock at the option of the holder. The proceeds received by the Company were $8,562,500, net of offering costs of $717,500.

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

18% Convertible Promissory Notes

During the period January 24, 2014 through March 7, 2014, the Company entered into subscriptions payable for 18% convertible promissory notes, as amended, (the “18% Convertible Promissory Notes”) from select accredited investors. Up to $1,000,000 aggregate principal amount of 18% Convertible Promissory Notes were offered by the Company. The Company completed the offering and issued an aggregate $815,000 in convertible notes in March 2014. Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, purchased $110,000 of the convertible notes.

The 18% Convertible Promissory Notes had a nine month term from the subscription date and the note holders could convert into Company common stock at anytime during the term at $0.55 per share. Upon the consummation of a qualified financing, as defined in the convertible note agreements, of $1,000,000 or more by the Company, the principal and interest on the 18% Convertible Promissory Notes would convert into Company common stock equal to the lower of (i) the price of the Company common stock issued in the qualified financing, and (ii) $0.55 per share. The note holders would also receive, if any were issued, warrants or any other security issued in a qualified financing on similar terms to the qualified financing. The 18% Convertible Promissory Notes were unsecured.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

9.	Equity transactions (continued)

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

June 30, 2015

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

9.	Equity transactions (continued)

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

Consulting Agreements

In February 2014, the Company renewed one consulting contract and entered into three additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 835,000 and 1,035,000 shares of common stock under these agreements for the three months and six months ended June 30, 2014, respectively. The fair value of the common stock issued to the consultants, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense of $597,150 and $743,150 for the three and six months ended June 30, 2014, respectively. The Company did not have any consulting contracts in 2015 where a portion of the fee for services was to be paid with common stock.

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

In November and December 2014, the holders of Series A Convertible Preferred Stock converted 5,010 shares of Series A Convertible Preferred Stock into 10,020,000 shares of common stock. On January 6, 2015, the holders of Series A Convertible Preferred Stock converted the remaining 1,165 shares of Series A Convertible Preferred Stock into 2,330,000 shares of common stock. As of June 30, 2015, there were no outstanding shares of Series A Convertible Preferred Stock.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

11.	Warrants

A summary of the warrant activity as of June 30, 2015 and December 31, 2014, and the changes during the six months ended June 30, 2015, is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				June 30,
Warrant class	2014	Issued	Exercised	Expired	2015

Class E Warrants	3,576,737	-	-	-	3,576,737
Class F Warrants	300,000	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	1,043,646
Class J Warrants	629,378	-	-	-	629,378
Class K Warrants	-	3,310,000	-	-	3,310,000
Series A Warrants	25,951,421	-	-	-	25,951,421
Series B Warrants	15,570,852	-	-	(15,570,852)	-
	50,563,538	3,310,000	-	(15,570,852)	38,302,686

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class E Warrants	$4.00	April 2016
Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class J Warrants	$0.44	February 2019
Class K Warrants	$0.55	June 2025
Series A Warrants	$0.50	March 2019
Series B Warrants	$1.50	March 2015

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

The exercise price of the Class J Warrants, Class K Warrants and the Series A Warrants are subject to a “down-round” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price of the warrants.  The Class J Warrants and Class K Warrants may be exercised on a physical settlement or on a cashless basis.  The Series A Warrants may be exercised on a physical settlement basis if a registration statement underlying the warrants is effective.  If a registration statement is not effective (or the prospectus contained therein is not available for use) for the resale by the holder of the Series A Warrants, then the holder may exercise the warrants on a cashless basis.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

11.	Warrants (continued)

The Class J Warrants, the Class K Warrants, the Series A Warrants and the Series B Warrants are derivative financial instruments. The estimated fair value of the Class J Warrants at the date of grant was $12,776. The related debt discount was accreted to interest expense through the maturity date of the related note. The estimated fair value of the Class K Warrants at the date of grant was $36,989 and recorded as debt discount, which will be accreted to interest expense through the maturity date of the related notes payable, related parties. The estimated fair values of the Series A Warrants and the Series B Warrants at the date of grant were $557,733 for the warrants issued in conjunction with the 2014 Private Placement and $47,974 for the warrants issued in conjunction with the 18% Convertible Promissory Notes. The fair value of the Series A Warrants and Series B Warrants were recorded as equity issuance costs in 2014, a reduction of additional paid-in capital. The Series B Warrants expired unexercised in March 2015.

The estimated fair values were determined using a binomial option pricing model based on various assumptions.  The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants, the volatility of the Company’s common stock price, and the risk-free interest rate.  In addition, as of the valuation dates, management assessed the probabilities of future financing and other re-pricing events in the binominal valuation models.

A summary of the changes in the warrant liability as of June 30, 2015 and December 31, 2014, and the changes during the six months ended June 30, 2015, is presented as follows:

	Class J	Class K	Series A	Series B
	Warrants	Warrants	Warrants	Warrants	Total

Warrant liability as of December 31, 2014	$3,839	$-	$155,709	$78	$159,626
Issued	-	-	-	-	-
Change in fair value	(1,315)	-	(54,633)	(78)	(56,026)
Warrant liability as of March 31, 2015	$2,524	$-	$101,076	$-	$103,600
Issued	-	36,989	-	-	36,989
Change in fair value	9,154	52,878	367,279	-	429,311
Warrant liability as of June 30, 2015	$11,678	$89,867	$468,355	$-	$569,900

12.	Commitments and contingencies

Operating Leases

Rent expense for the three months ended June 30, 2015 and 2014, was $38,505 and $29,907, respectively and for the six months ended June 30, 2015 and 2014, was $71,912 and $59,841, respectively.

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

June 30, 2015

13.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At June 30, 2015 and December 31, 2014, the Stock Incentive Plan reserved 8,500,000 shares of common stock for grant.

On April 28, 2015, the Company granted two members of the Company’s Medical Advisory Board options to purchase 50,000 shares each of the Company’s common stock at an exercise price of $0.55 per share in place of an annual cash consulting fee for calendar year 2015. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.1681 resulting in compensation expense of $16,810. Compensation cost will be recognized over calendar year 2015.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the six months ended June 30, 2015 and 2014:

	2015	2014
Weighted average expected life in years	5.5	5.5
Weighted average risk free interest rate	2.41%	1.81%
Weighted average volatility	136.1%	138.0%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $22,235 and $204,427 for the three months ended June 30, 2015 and 2014, respectively and $50,062 and $275,205 for the six months ended June 30, 2015 and 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

13.	Stock-based compensation (continued)

A summary of option activity as of June 30, 2015 and December 31, 2014, and the changes during the three and six months ended June 30, 2015, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2014	7,206,830	$1.31
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2015	7,206,830	$1.31
Granted	100,000	$0.55
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2015	7,306,830	$1.30

Exercisable	7,065,162	$1.33

The range of exercise prices for options was $0.21 to $2.92 for options outstanding at June 30, 2015 and December 31, 2014. The aggregate intrinsic value for all vested and exercisable options was $0 at June 30, 2015 and December 31, 2014.

The weighted average remaining contractual term for outstanding exercisable stock options was 6.15 and 6.43 years as of June 30, 2015 and December 31, 2014, respectively.

A summary of the Company’s nonvested options as of June 30, 2015 and December 31, 2014, and changes during the three and six months ended June 30, 2015, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2014	914,542	$0.37
Granted	-	$-
Vested	(631,208)	$0.35
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2015	283,334	$0.43
Granted	100,000	$0.55
Vested	(141,666)	$0.55
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2015	241,668	$0.41

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

14.	Earnings (loss) per share

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

As a result of the net loss for the six months ended June 30, 2015 and 2014, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 45,609,516 shares and 72,833,622 shares at June 30, 2015 and 2014, respectively.

15.	Subsequent events

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements.

In July 2015, the shareholders of the Company approved increasing the number of authorized shares of common stock to 355,000,000. The Company filed its amended articles of incorporation with the state of Nevada in August 2015.

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

We have retained Musculoskeletal Clinical Regulatory Advisers, LLC (MCRA) in January 2015 to lead the Company’s interactions and correspondence with the FDA for the dermaPACE, which have already commenced. MCRA has successfully worked with the FDA on numerous Premarket Approvals (PMAs) for various musculoskeletal, restorative and general surgical devices since 2006.

We, including our regulatory advisor MCRA, held an in-person meeting with the FDA in June 2015 and in this meeting, it was determined that the best path would be for us to retain the original analysis plan. In addition, the FDA noted the totality of the data from the clinical study, such as additional endpoints and a favorable risk/benefit profile, will play an important role in the FDA’s review of our PMA submission.

All 130 of the patients enrolled as of November 2014 have completed the full 24-week follow-up at this time. We are in the process of working with our Clinical Research Organization (CRO), CPC Clinical Research, Inc., to complete the auditing of the clinical documentation at each clinical site, performing site close-out visits, completing a final review and then locking the clinical study database. After the database is locked, we will be unblinded to the data, conduct statistical analyses, announce the top-line results in the third quarter of 2015 and draft the clinical study report. Assuming positive clinical results, we hope to submit our PMA to the FDA in the fourth quarter of 2015 or the first quarter of 2016.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At June 30, 2015, we had cash and cash equivalents totaling $1,615,727. Management believes that these funds will support our operations into the fourth quarter of 2015. Management expects the cash used in operations for the Company in 2015 will be approximately $400,000 to $500,000 per month as substantial resources are devoted to the clinical site close-out and review of clinical documentation phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers.

We do not currently generate significant recurring revenue and will require additional capital during the third or early fourth quarter of 2015.  We may raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of the Company’s assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions should provide the necessary funding for us.

Since our inception, we have incurred losses from operations each year. As of June 30, 2015, we had an accumulated deficit of $90,864,771. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process.

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

Results of Operations for the Three Months ended June 30, 2015 and 2014 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended June 30, 2015 were $239,983, compared to $238,115 for the same period in 2014, an increase of $1,868, or 1%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The slight increase in revenues for 2015 was due to higher sales of orthoPACE devices which was offset by the impact of the change in foreign currency rates primarily for sales in euros.

Cost of revenues for the three months ended June 30, 2015 were $75,779, compared to $63,399 for the same period in 2014. Gross profit as a percentage of revenues was 68% for the three months ended June 30, 2015, compared to 73% for the same period in 2014. The decrease in gross profit as a percentage of revenues in 2015 was due to a greater portion of revenues being from the sale of devices in 2015, which have a lower margin than applicators.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2015 were $456,789, compared to $1,013,652 for the same period in 2014, a decrease of $556,863, or 55%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2015 as a result of lower payments to third party clinical sites participating in the dermaPACE clinical study as there were fewer active patients in the clinical study in 2015 as compared to 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 were $636,570, as compared to $694,402 for the same period in 2014, a decrease of $57,832, or 8%. The decrease in general and administrative expenses is primarily due to reduced consulting expenses due to the Company’s capital raises which were completed in March 2014 and is partially offset by higher legal fees in 2015 related to patent filings.

Other Expense

Other expense was $514,764 for the three months ended June 30, 2015, as compared to $78,853 for the same period in 2014, an increase in other expense of $435,911. The increase in other expense for 2015 was due to loss on warrant valuation of $429,311 related to the change in the fair value of the warrants issued in 2014 and 2015.

Provision for Income Taxes

At June 30, 2015, we had federal net operating loss carryforwards of $66,038,028 through the year ended December 31, 2014 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended June 30, 2015 was $1,521,533, or ($0.02) per basic and diluted share, compared to a net loss of $1,693,650, or ($0.03) per basic and diluted share, for the same period in 2014, a decrease in the net loss of $172,117, or 10%. The decrease in the net loss for 2015 was primarily a result of the reduced operating expenses as discussed above of $618,540 offset by the loss on warrant valuation adjustment of $429,311.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Results of Operations for the Six Months ended June 30, 2015 and 2014 (Unaudited)

Revenues and Cost of Revenues

Revenues for the six months ended June 30, 2015 were $450,435, compared to $383,213 for the same period in 2014, an increase of $67,222, or 18%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The increase in revenues for 2015 was due to higher sales of orthoPACE devices in Europe.

Cost of revenues for the six months ended June 30, 2015 were $134,597, compared to $81,736 for the same period in 2014. Gross profit as a percentage of revenues was 70% for the six months ended June 30, 2015, compared to 79% for the same period in 2014. The decrease in gross profit as a percentage of revenues in 2015 was due to a greater portion of revenues being from the sale of devices in 2015, which have a lower margin than applicators.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2015 were $1,091,412, compared to $1,778,497 for the same period in 2014, a decrease of $687,085, or 39%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2015 as a result of lower payments to third party clinical sites participating in the dermaPACE clinical study as there were fewer active patients in the clinical study in 2015 as compared to 2014.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $1,202,862, as compared to $1,994,713 for the same period in 2014, a decrease of $791,851, or 40%. The decrease in general and administrative expenses is primarily due to reduced consulting expenses due to the Company’s capital raises which were completed in March 2014 which is partially offset by higher legal fees related to patent filings.

Other Expense

Other expense was $546,984 for the six months ended June 30, 2015, as compared to $623,008 for the same period in 2014, a decrease in other expense of $76,024, or 12%. The decrease in other expense for 2015 was due to $460,118 in interest expense recorded in 2014 related to promissory notes repaid in full in March 2014, which was offset by loss on warrant valuation adjustment of $373,285 in 2015.

Provision for Income Taxes

At June 30, 2015, we had federal net operating loss carryforwards of $66,038,028 through the year ended December 31, 2014 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2015 was $2,680,648, or ($0.04) per basic and diluted share, compared to a net loss of $4,257,604, or ($0.10) per basic and diluted share, for the same period in 2014, a decrease in the net loss of $1,576,956, or 37%. The decrease in the net loss for 2015 was primarily a result of the reduced operating expenses as discussed above of $1,486,571.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities. At June 30, 2015, we had cash and cash equivalents totaling $1,615,727. For the six months ended June 30, 2015 and 2014, the net cash used by operating activities was $1,917,858 and $4,093,335, respectively. Since inception, we have experienced recurring losses from operations and had an accumulated deficit of $90,864,771 at June 30, 2015.

The continuation of our business is dependent upon raising additional capital during the third or early fourth quarter of 2015 to fund operations. Management’s plans are to obtain additional capital in 2015 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us to continue as a going concern. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and cash equivalents decreased by $1,931,344 for the six months ended June 30, 2015 and increased by $5,970,740 for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, net cash used by operating activities was $1,917,858 and $4,093,335, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the six months ended June 30, 2015, as compared to the same period for 2014, of $2,175,477, or 53%, was primarily due to the decreased operating expenses in 2015, as compared to 2014, and the reduction of accounts payable and accrued expenses in 2014. Net cash provided by financing activities for the six months ended June 30, 2014 was $10,072,492, which primarily consisted of the net proceeds from the 2014 Private Placement of $8,562,500, the proceeds from the 18% Convertible Promissory Notes of $815,000 and the proceeds from sale of capital stock per the Subscription Agreement with a related party of $900,000.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation, the Co-Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14A filed with the SEC on June 25, 2015).

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company dated March 14, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

3.6	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

4.1

Security Agreement, dated as of June 15, 2015, entered into by SANUWAVE, Inc., and each of its domestic subsidiaries, in favor of HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on June 18, 2015).

4.2	Class K Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on June 18, 2015).

4.3	Form of Promissory Note, dated August 1, 2005, issued by SANUWAVE, Inc. to Healthtronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

10.1

Amendment to promissory notes entered into as of June 15, 2015 by and among SANUWAVE Health, Inc., SANUWAVE, Inc. and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on June 18, 2015).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS†	XBRL Instance.

101.SCH†	XBRL Taxonomy Extension Schema.

101.CAL†	XBRL Taxonomy Extension Calculation.

101.DEF†	XBRL Taxonomy Extension Definition.

101.LAB†	XBRL Taxonomy Extension Labels.

101.PRE†	XBRL Taxonomy Extension Presentation.

______________________________________________________________

* Filed herewith.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 11, 2015

SANUWAVE HEALTH, INC.

By:	/s/ Kevin A. Richardson II
Kevin A. Richardson II
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signatures	Capacity	Date

By:	/s/Kevin A. Richardson II	Co-Chief Executive Officer and	August 11, 2015
Name:	Kevin A. Richardson II	Chairman of the Board of Directors (principal executive officer)

By:	/s/ Lisa E. Sundstrom	Controller and interim Chief Financial Officer	August 11, 2015
Name:	Lisa E. Sundstrom	(principal financial and accounting officer)

By:	/s/ John F. Nemelka	Director	August 11, 2015
Name:	John F. Nemelka

By:	/s/ Alan L. Rubino	Director	August 11, 2015
Name:	Alan L. Rubino

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of September 25, 2009, by and between Rub Music Enterprises, Inc., RME Delaware Merger Sub, Inc. and SANUWAVE, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14A filed with the SEC on June 25, 2015).

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company dated March 14, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

3.6	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

4.1

Security Agreement, dated as of June 15, 2015, entered into by SANUWAVE, Inc., and each of its domestic subsidiaries, in favor of HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on June 18, 2015).

4.2	Class K Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on June 18, 2015).

4.3	Form of Promissory Note, dated August 1, 2005, issued by SANUWAVE, Inc. to Healthtronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

10.1

Amendment to promissory notes entered into as of June 15, 2015 by and among SANUWAVE Health, Inc., SANUWAVE, Inc. and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on June 18, 2015).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS†	XBRL Instance.

101.SCH†	XBRL Taxonomy Extension Schema.

101.CAL†	XBRL Taxonomy Extension Calculation.

101.DEF†	XBRL Taxonomy Extension Definition.

101.LAB†	XBRL Taxonomy Extension Labels.

101.PRE†	XBRL Taxonomy Extension Presentation.

______________________________________________________________

* Filed herewith.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.