Form 10-Q
period 2015-09-30
SANUWAVE Health, Inc.
filed 2015-11-12
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were issued and outstanding 63,056,519 shares of the registrant’s common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$625,450	$3,547,071
Accounts receivable, net of allowance for doubtful accountsof $5,832 in 2015 and $15,018 in 2014	32,008	86,404
Inventory	291,354	271,871
Prepaid expenses	152,261	128,550
TOTAL CURRENT ASSETS	1,101,073	4,033,896

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	5,065	7,840

OTHER ASSETS	11,160	11,106

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 5)	383,445	613,513
TOTAL ASSETS	$1,500,743	$4,666,355

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$315,651	$231,840
Accrued expenses (Note 6)	400,488	369,456
Accrued employee compensation	200,807	2,226
Interest payable, related parties (Note 7)	100,123	81,864
Notes payable, related parties (Note 7)	-	5,372,743
Warrant liability (Note 11)	267,600	159,626
TOTAL CURRENT LIABILITIES	1,284,669	6,217,755

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 7)	5,342,412	-
TOTAL LIABILITIES	6,627,081	6,217,755

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT

PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001,6,175 authorized; 6,175 shares issued and 0 and 1,165 shares outstanding in 2015 and 2014, respectively (Note 10)	-	1

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,825 shares authorized; no shares issued and outstanding (Note 10)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized; 63,056,519 and 60,726,519 issued and outstanding in 2015 and 2014, respectively (Note 9)	63,057	60,727

ADDITIONAL PAID-IN CAPITAL	86,728,528	86,584,472

ACCUMULATED DEFICIT	(91,891,615)	(88,184,123)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(26,308)	(12,477)
TOTAL STOCKHOLDERS' DEFICIT	(5,126,338)	(1,551,400)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,500,743	$4,666,355

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

REVENUES	$143,605	$227,492	$594,040	$610,705

COST OF REVENUES	38,752	68,077	173,349	149,813

GROSS PROFIT	104,853	159,415	420,691	460,892

OPERATING EXPENSES
Research and development	569,134	708,304	1,660,546	2,486,801
General and administrative	778,679	780,115	1,981,541	2,774,828
Depreciation	926	3,827	2,775	13,312
Amortization	76,689	76,689	230,068	230,067
TOTAL OPERATING EXPENSES	1,425,428	1,568,935	3,874,930	5,505,008

OPERATING LOSS	(1,320,575)	(1,409,520)	(3,454,239)	(5,044,116)

OTHER INCOME (EXPENSE)
Gain on sale of assets held for sale	100,000	-	100,000	-
Gain (loss) on warrant valuation adjustment (Note 12)	302,300	-	(70,985)	-
Interest expense, net	(105,830)	(79,955)	(266,810)	(700,085)
Loss on foreign currency exchange	(2,739)	(3,430)	(15,458)	(6,308)
TOTAL OTHER INCOME (EXPENSE)	293,731	(83,385)	(253,253)	(706,393)

NET LOSS	(1,026,844)	(1,492,905)	(3,707,492)	(5,750,509)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(345)	(10,210)	(13,831)	(15,191)
TOTAL COMPREHENSIVE LOSS	$(1,027,189)	$(1,503,115)	$(3,721,323)	$(5,765,700)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.12)

Weighted average shares outstanding - basic and diluted	63,056,519	50,706,519	63,014,763	46,258,912

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,707,492)	$(5,750,509)
Adjustments to reconcile loss from continuing operationsto net cash used by operating activities
Amortization	230,068	230,067
Depreciation	2,775	13,312
Change in allowance for doubtful accounts	(9,186)	4,762
Stock-based compensation - employees, directors and advisors	146,385	91,788
Loss on warrant valuation adjustment	70,985	-
Amortization of debt discount	6,658	-
Gain on sale of property and equipment	(100,000)
Stock issued for consulting services	-	743,150
Accretion of interest on warrants issued concurrent with a convertible promissory note	-	339,864
Accrued interest on 18% Convertible Promissory Notes	-	7,168
Changes in assets - (increase)/decrease
Accounts receivable - trade	63,582	40,020
Inventory	(19,483)	(11,956)
Prepaid expenses	(23,711)	(87,286)
Other	(54)	216
Changes in liabilities - increase/(decrease)
Accounts payable	83,811	(532,354)
Accrued expenses	31,032	(504,354)
Accrued employee compensation	198,581	(22,402)
Interest payable, related parties	18,259	(81,865)
Promissory notes - accrued interest	-	(21,813)
NET CASH USED BY OPERATING ACTIVITIES	(3,007,790)	(5,542,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	100,000	-
Purchase of property and equipment	-	(8,859)
NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	100,000	(8,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2014 Private Placement, net	-	8,562,500
Proceeds from sale of capital stock - subscription agreement	-	900,000
Proceeds from 18% Convertible Promissory Notes	-	815,000
Proceeds from convertible promissory notes, net	-	325,000
Proceeds from employee stock option exercise	-	12,600
Payments of principal on convertible promissory notes	-	(450,000)
Payments of principal on promissory notes	-	(90,000)
Payments of principal on capital lease	-	(3,951)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,071,149

EFFECT OF EXCHANGE RATES ON CASH	(13,831)	(15,191)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,921,621)	4,504,907

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,547,071	182,315
CASH AND CASH EQUIVALENTS, END OF PERIOD	$625,450	$4,687,222

SUPPLEMENTAL INFORMATION
Cash paid for interest	$242,904	$325,804

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The continuation of the Company’s business is dependent upon raising additional capital before the conclusion of fourth quarter of 2015. As of September 30, 2015, the Company had an accumulated deficit of $91,891,615 and cash and cash equivalents of $625,450. For the nine months ended September 30, 2015 and 2014, the net cash used by operating activities was $3,007,790 and $5,542,192, respectively. The Company incurred a net loss of $3,707,492 for the nine months ended September 30, 2015 and a net loss of $5,974,080 for the year ended December 31, 2014. The operating losses create an uncertainty about the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional capital before the conclusion of fourth quarter of 2015 to fund operations. Management’s plans are to obtain additional capital through the issuance of common or preferred stock, securities convertible into common stock or secured or unsecured debt, investments by strategic partner for market opportunities, which may include strategic partnerships or licensing arrangements or complete a joint venture, partnership or sale of the wound product to complete the FDA trial successfully and begin commercialization of the product in 2016. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2015.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

3.	Summary of Significant Accounting Policies (continued)

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2019 instead of the current effective date, which was the first quarter of fiscal 2018. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), deferring the effective date of ASU 2014-09 by one year. The Company can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 31, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which proposed that inventory should be measured at the lower of cost and net realizable value for inventory that is measured using first-in, first-out (FIFO) or average cost. The main provision of ASU 2015-11 is that an entity should measure inventory at the lower or cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment does not apply to entities that measure inventory using last-in, first-out (LIFO) or the retail inventory method. The standard is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the pending adoption of ASU 2015-11 on the consolidated financial statements and has not yet determined the timing at which the Company will adopt the standard.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

4.	Property and equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2015	2014

Machines and equipment	$240,295	$240,295
Office and computer equipment	166,398	166,398
Software	34,528	34,528
Furniture and fixtures	20,380	20,380
Other assets	2,259	2,259
Total	463,860	463,860
Accumulated depreciation	(458,795)	(456,020)
Net property and equipment	$5,065	$7,840

The aggregate depreciation related to property and equipment charged to operations was $926 and $3,827 for the three months ended September 30, 2015 and 2014, respectively, and $2,775 and $13,312 for the nine months ended September 30, 2015 and 2014, respectively.

5.	Intangible assets

Intangible assets consist of the following:

	September 30,	December 31,
	2015	2014

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(3,118,690)	(2,888,622)
Net intangible assets	$383,445	$613,513

The aggregate amortization charged to operations was $76,689 for the three months ended September 30, 2015 and 2014, and $230,068 and $230,067 for the nine months ended September 30, 2015 and 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

6.	Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2015	2014

Accrued former executive payment	$125,000	$100,000
Accrued legal professional fees	77,827	111,600
Accrued audit and tax preparation	67,500	55,500
Accrued clinical study expenses	62,495	64,464
Accrued inventory	30,927	-
Accrued board of directors fees	12,000	12,000
Accrued other	24,739	25,892
	$400,488	$369,456

7.	Notes payable, related parties

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal was due August 1, 2015. The notes payable, related parties had an aggregate outstanding principal balance of $5,342,412, net of $30,331 debt discount at September 30, 2015 and $5,372,743 at December 31, 2014, respectively.

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

Accrued interest currently payable totaled $100,123 and $81,864 at September 30, 2015 and December 31, 2014, respectively. Interest expense on notes payable, related parties totaled $100,123 and $81,864 for the three months ended September 30, 2015 and 2014, respectively, and $261,162 and $243,940 for the nine months ended September 30, 2015 and 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

8.	Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At September 30, 2015, the Company had federal net operating loss (“NOL”) carryforwards of $66,038,028 for tax years through the year ended December 31, 2014, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at September 30, 2015 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2015. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

Kevin A. Richardson, II, chairman of the board of directors of the Company and Acting Chief Executive Officer; Joseph Chiarelli, the former Chief Executive Officer of the Company; and, Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, were purchasers in the 2014 Private Placement of $50,000, $40,000 and $50,000, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

9.	Equity transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

9.	Equity transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

9.	Equity transactions (continued)

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

Consulting Agreements

In February 2014, the Company renewed one consulting contract and entered into three additional consulting agreements for which a portion of the fee for the services performed was paid with Company common stock. The Company issued 0 and 1,035,000 shares of common stock under these agreements for the three months and nine months ended September 30, 2014, respectively. The fair value of the common stock issued to the consultants, based upon the closing market price of the Company’s common stock at the dates the common stock was issued, was recorded as a non-cash general and administrative expense of $0 and $743,150 for the three and nine months ended September 30, 2014, respectively. The Company did not have any consulting contracts in 2015 where a portion of the fee for services was to be paid with common stock.

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

 SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

10.	Preferred Stock (continued)

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

In November and December 2014, the holders of Series A Convertible Preferred Stock converted 5,010 shares of Series A Convertible Preferred Stock into 10,020,000 shares of common stock. On January 6, 2015, the holders of Series A Convertible Preferred Stock converted the remaining 1,165 shares of Series A Convertible Preferred Stock into 2,330,000 shares of common stock. As of September 30, 2015, there were no outstanding shares of Series A Convertible Preferred Stock.

11.	Warrants

A summary of the warrant activity as of September 30, 2015 and December 31, 2014, and the changes during the nine months ended September 30, 2015, is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				September 30,
Warrant class	2014	Issued	Exercised	Expired	2015

Class E Warrants	3,576,737	-	-	-	3,576,737
Class F Warrants	300,000	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	1,043,646
Class J Warrants	629,378	-	-	-	629,378
Class K Warrants	-	3,310,000	-	-	3,310,000
Series A Warrants	25,951,421	-	-	-	25,951,421
Series B Warrants	15,570,852	-	-	(15,570,852)	-
	50,563,538	3,310,000	-	(15,570,852)	38,302,686

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

11.	Warrants (continued)

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class E Warrants	$4.00	April 2016
Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class J Warrants	$0.44	February 2019
Class K Warrants	$0.55	June 2025
Series A Warrants	$0.50	March 2019
Series B Warrants	$1.50	March 2015

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

11.	Warrants (continued)

A summary of the changes in the warrant liability as of September 30, 2015 and December 31, 2014, and the changes during the three and nine months ended September 30, 2015, is presented as follows:

	Class J	Class K	Series A	Series B
	Warrants	Warrants	Warrants	Warrants	Total

Warrant liability as of December 31, 2014	$3,839	$-	$155,709	$78	$159,626
Issued	-	-	-	-	-
Change in fair value	(1,315)	-	(54,633)	(78)	(56,026)
Warrant liability as of March 31, 2015	$2,524	$-	$101,076	$-	$103,600
Issued	-	36,989	-	-	36,989
Change in fair value	9,154	52,878	367,279	-	429,311
Warrant liability as of June 30, 2015	$11,678	$89,867	$468,355	$-	$569,900
Issued	-	-	-	-	-
Change in fair value	(6,080)	(50,197)	(246,023)	-	(302,300)
Warrant liability as of September 30, 2015	$5,598	$39,670	$222,332	$-	$267,600

12.	Commitments and contingencies

Operating Leases

Rent expense for the three months ended September 30, 2015 and 2014, was $32,836 and $28,813, respectively and for the nine months ended September 30, 2015 and 2014, was $104,747 and $88,654, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

13.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At September 30, 2015 and December 31, 2014, the Stock Incentive Plan reserved 8,500,000 shares of common stock for grant.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

13.	Stock-based compensation (continued)

On April 28, 2015, the Company granted two members of the Company’s Medical Advisory Board options to purchase 50,000 shares each of the Company’s common stock at an exercise price of $0.55 per share in place of an annual cash consulting fee for calendar year 2015. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.1198 resulting in compensation expense of $11,978. Compensation cost will be recognized over calendar year 2015.

On August 31, 2015, the Company granted options to Joseph Chiarelli, the former Chief Executive Officer of the Company as a part of a confidential Settlement Agreement and Mutual Releases agreement. Using the Black-Scholes options pricing model, management has determined that the fair value per share resulted in compensation expense of $98,100. Compensation cost was recognized at the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the nine months ended September 30, 2015 and 2014:

	2015	2014
Weighted average expected life in years	5.0	5.5
Weighted average risk free interest rate	1.51%	1.81%
Weighted average volatility	121.9%	138.0%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $96,323 and $94,032 for the three months ended September 30, 2015 and 2014, respectively and $146,385 and $369,238 for the nine months ended September 30, 2015 and 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

13.	Stock-based compensation (continued)

A summary of option activity as of September 30, 2015 and December 31, 2014, and the changes during the three and nine months ended September 30, 2015, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2014	7,206,830	$1.31
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2015	7,206,830	$1.31
Granted	100,000	$0.55
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2015	7,306,830	$1.30
Granted	1,500,000	$0.51
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	(872,759)	$0.36
Outstanding as of September 30, 2015	7,934,071	$1.25

Exercisable	7,734,069	$1.28

The range of exercise prices for options was $0.21 to $2.92 for options outstanding at September 30, 2015 and December 31, 2014. The aggregate intrinsic value for all vested and exercisable options was $0 at September 30, 2015 and December 31, 2014.

The weighted average remaining contractual term for outstanding exercisable stock options was 5.06 and 6.43 years as of September 30, 2015 and December 31, 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

13.	Stock-based compensation (continued)

A summary of the Company’s nonvested options as of September 30, 2015 and December 31, 2014, and changes during the three and nine months ended September 30, 2015, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2014	914,542	$0.37
Granted	-	$-
Vested	(631,208)	$0.35
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2015	283,334	$0.43
Granted	100,000	$0.55
Vested	(141,666)	$0.55
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2015	241,668	$0.41
Granted	1,500,000	$0.51
Vested	(1,525,000)	$0.51
Cancelled	-	$-
Forfeited or expired	(16,666)	$0.55
Outstanding as of September 30, 2015	200,002	$0.38

14.	Earnings (loss) per share

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

As a result of the net loss for the nine months ended September 30, 2015 and 2014, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 46,236,757 shares and 70,170,368 shares at September 30, 2015 and 2014, respectively.

15.	Subsequent events

The Company has evaluated subsequent events through the date of issuance of the condensed consolidated financial statements.

In October 2015, the board of directors of the Company approved increasing the number of authorized shares in the Amended and Restated 2006 Stock Incentive Plan 12,500,000. In October 2015, the board of directors of the Company granted additional stock options to certain employees, members of the board of directors and advisors of the Company.

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

All 130 of the patients enrolled as of November 2014 have completed the full 24-week follow-up at this time. We worked with our Clinical Research Organization (CRO), CPC Clinical Research, Inc., to complete the auditing of the clinical documentation at each clinical site, perform site close-out visits, complete a final review and then locked the clinical study database in August 2015. We have conducted preliminary statistical analyses and announced that we did not reach statistical significance at 12 weeks, however our clinical study did show efficacy at 20 weeks when combining the two trials. There were no serious or related adverse events associated with dermaPACE treatment reported during the course of the two studies and there were no issues regarding the tolerability of the treatment. Due to the safety profile of our device and the efficacy of the data at 20 weeks, we are moving forward with our PMA submission to the FDA and expect to make our submission in early first quarter of 2016. We will be working with MCRA in developing a submission strategy and to serve as the key element in communication with FDA during the pre and post PMA submission process.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At September 30, 2015, we had cash and cash equivalents totaling $625,450. Management believes that these funds will support our operations into the fourth quarter of 2015. Management expects the cash used in operations for the Company during the remainder of 2015 will be approximately $200,000 to $250,000 per month, exclusive of FDA submission costs, as resources are devoted to the review and analysis of the clinical data results phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers.

We do not currently generate significant recurring revenue and will require additional capital before the conclusion of fourth quarter of 2015.  We may raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt, an investment by a strategic partner in a specific clinical indication or market opportunity, or by selling all or a portion of the Company’s assets. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions should provide the necessary funding for us.

Since our inception, we have incurred losses from operations each year. As of September 30, 2015, we had an accumulated deficit of $91,891,615. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process.

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

Results of Operations for the Three Months ended September 30, 2015 and 2014 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended September 30, 2015 were $143,605, compared to $227,492 for the same period in 2014, a decrease of $83,887, or 37%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The decrease in revenues for 2015 was due to lower sales of orthoPACE devices and applicators in Europe.

Cost of revenues for the three months ended September 30, 2015 were $38,752, compared to $68,077 for the same period in 2014. Gross profit as a percentage of revenues was 73% for the three months ended September 30, 2015, compared to 70% for the same period in 2014. The increase in gross profit as a percentage of revenues in 2015 was due to sale of four devices in 2014, which have a lower margin than applicators, compared to the sale of one device in 2015.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2015 were $569,134, compared to $708,304 for the same period in 2014, a decrease of $139,170, or 20%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2015 as a result of lower payments to third party clinical sites participating in the dermaPACE clinical study as there were fewer active patients in the clinical study in 2015 as compared to 2014. This is partially offset by higher consulting related costs as we review the data results and prepare to file our PMA with the FDA.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $778,679, as compared to $780,115 for the same period in 2014, a decrease of $1,436. The decrease in general and administrative expenses is primarily due to reduced consulting expenses and is mostly offset by higher non-cash stock compensation expense and higher legal fees related to employee matters and patent filings in 2015.

Other Income (Expense)

Other income (expense) was a net income of $293,731 for the three months ended September 30, 2015, as compared to a net expense of ($83,385) for the same period in 2014, an increase in other income (expense) of $377,116. The increase in other income (expense) for 2015 was due to gain on warrant valuation of $302,300 related to the change in the fair value of the warrants issued in 2014 and 2015 and a gain of sale of property and equipment of $100,000 related to the sale of OssaTron inventory to Premier Shockwave. This is partially offset by increased interest expense of $25,875 related to the amendment to the notes payable, related parties.

Provision for Income Taxes

At September 30, 2015, we had federal net operating loss carryforwards of $66,038,028 through the year ended December 31, 2014 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended September 30, 2015 was $1,026,844, or ($0.02) per basic and diluted share, compared to a net loss of $1,492,905, or ($0.03) per basic and diluted share, for the same period in 2014, a decrease in the net loss of $466,061, or 31%. The decrease in the net loss for 2015 was primarily a result of the reduced operating expenses as discussed above, the gain on warrant valuation adjustment of $302,300 and the gain on sale of property and equipment of $100,000 offset by higher interest expense and lower sales.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Results of Operations for the Nine Months ended September 30, 2015 and 2014 (Unaudited)

Revenues and Cost of Revenues

Revenues for the nine months ended September 30, 2015 were $594,040, compared to $610,705 for the same period in 2014, a decrease of $16,665, or 3%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The decrease in revenues for 2015 was mainly due to the impact of the changes in foreign currently rates primarily for sales in Euros as there are higher sales of orthoPACE devices and applicators in 2015.

Cost of revenues for the nine months ended September 30, 2015 were $173,349, compared to $149,813 for the same period in 2014. Gross profit as a percentage of revenues was 71% for the nine months ended September 30, 2015, compared to 76% for the same period in 2014. The decrease in gross profit as a percentage of revenues in 2015 was due to the combination of one more device sale in 2015 as compared to 2014, and twenty-one less wound kits sold in 2015 as compared to 2014. Device sales have a low margin and wound kits have a high margin.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2015 were $1,660,546, as compared to $2,486,801 for the same period in 2014, a decrease of $826,255, or 33%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2015 as a result of lower headcount in the clinical department and lower payments to third party clinical sites participating in the dermaPACE clinical study as there were fewer active patients in the clinical study in 2015 as compared to 2014.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 were $1,981,541, as compared to $2,774,828 for the same period in 2014, a decrease of $793,287, or 29%. The decrease in general and administrative expenses is primarily due to reduced consulting expenses which are partially offset by higher legal fees related to employee matters and patent filings in 2015.

Other Expense

Other expense was $253,253 for the nine months ended September 30, 2015, as compared to $706,393 for the same period in 2014, a decrease in other expense of $453,140, or 64%. The decrease in other expense for 2015 was due to $460,118 in interest expense recorded in 2014 related to promissory notes repaid in full in March 2014 and gain on sale of property and equipment of $100,000 in 2015, which was offset by loss on warrant valuation adjustment of $70,985 and increase interest expense related to notes payable, related parties of $17,222 in 2015.

Provision for Income Taxes

At September 30, 2015, we had federal net operating loss carryforwards of $66,038,028 through the year ended December 31, 2014 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the nine months ended September 30, 2015 was $3,707,492, or ($0.06) per basic and diluted share, compared to a net loss of $5,750,509, or ($0.12) per basic and diluted share, for the same period in 2014, a decrease in the net loss of $2,043,017, or 36%. The decrease in the net loss for 2015 was primarily a result of the reduced operating expenses of $1,619,542 and reduced other expenses of $453,140 as discussed above.

We anticipate that our operating losses will continue over the next several years as we continue to fund our dermaPACE device clinical trial for the treatment of diabetic foot ulcers and the related FDA approval process, assuming positive clinical results.

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities. At September 30, 2015, we had cash and cash equivalents totaling $625,450. For the nine months ended September 30, 2015 and 2014, the net cash used by operating activities was $3,007,790 and $5,542,192, respectively. Since inception, we have experienced recurring losses from operations and had an accumulated deficit of $91,891,615 at September 30, 2015.

The continuation of our business is dependent upon raising additional capital before the conclusion of fourth quarter of 2015 to fund operations. Management’s plans are to obtain additional capital through the issuance of common or preferred stock, securities convertible into common stock or secured or unsecured debt, investments by strategic partner for market opportunities, which may include strategic partnerships or licensing arrangements or complete a joint venture, partnership or sale of the wound product to complete the FDA trial successfully and begin commercialization of the product in 2016. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us to continue as a going concern. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Cash and cash equivalents decreased by $2,921,621 for the nine months ended September 30, 2015 and increased by $4,504,907 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, net cash used by operating activities was $3,007,790 and $5,542,192, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the nine months ended September 30, 2015, as compared to the same period for 2014, of $2,534,402, or 46%, was primarily due to the decreased operating expenses in 2015, as compared to 2014, and the reduction of accounts payable and accrued expenses in 2014. Net cash provided by financing activities for the nine months ended September 30, 2014 was $10,071,149, which primarily consisted of the net proceeds from the 2014 Private Placement of $8,562,500, the proceeds from the 18% Convertible Promissory Notes of $815,000 and the proceeds from sale of capital stock per the Subscription Agreement with a related party of $900,000.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the Acting Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

3.6	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

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

Dated: November 12, 2015

SANUWAVE HEALTH, INC.

By:	/s/ Kevin A. Richardson II
Kevin A. Richardson II
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/Kevin A. Richardson II	Acting Chief Executive Officer and	November 12, 2015
Name: Kevin A. Richardson II	Chairman of the Board of Directors
(principal executive officer)

By: /s/ Lisa E. Sundstrom	Controller and interim Chief	November 12, 2015
Name: Lisa E. Sundstrom	Financial Officer (principal financial
and accounting officer)

By: /s/ John F. Nemelka	Director	November 12, 2015
Name: John F. Nemelka

By: /s/ Alan L. Rubino	Director	November 12, 2015
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

3.6	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

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