Form 10-K
period 2015-12-31
SANUWAVE Health, Inc.
filed 2016-03-30
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☒ No

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $9.5 million.

As of March 23, 2016, there were issued and outstanding 96,000,308 shares of the registrant’s common stock.

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

Item 1. BUSINESS

Overview

We are an acoustic pressure shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for indications such as regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies will be submitted to the FDA, after our in-person meeting to discuss the submission strategy in late April or early May, for possible approval in 2016.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac/endovascular conditions. We currently do not market any commercial products for sale in the United States. We generate our revenues from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in musculoskeletal chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe, Asia and Asia/Pacific. Our lead product candidate for the global wound care market, dermaPACE, has received the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.

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

●	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
●	cardiovascular applications for removing plaque due to atherosclerosis in arterial blood vessels (peripheral and heart) and improving heart muscle performance through improved blood circulation.

In addition to healthcare uses, our high-energy, acoustic pressure shock waves, due to their powerful pressure gradients and localized cavitational effects, may have applications in secondary and tertiary oil exploitation, for cleaning industrial waters, for sterilizing food liquids and finally for maintenance of industrial installations by disrupting biofilms formation. Our business approach will be through licensing and/or partnership opportunities.

Pulsed Acoustic Cellular Expression (PACE) Technology for Regenerative Medicine

Our PACE product candidates, including our lead product candidate, dermaPACE, deliver high-energy acoustic pressure shock waves to produce compressive and tensile stresses on cells and tissue structures. These mechanical stresses at the tissue and cellular levels have been shown in pre-clinical work to promote angiogenic responses as well as modulation of the body’s inflammatory response, which in turn initiates the healing cascade. Furthermore, the pre-clinical work also showed that our high-energy acoustic pressure shock waves result in microcirculatory improvement, including increased perfusion and blood vessel widening (arteriogenesis), the production of angiogenic growth factors, enhanced new blood vessel formation (angiogenesis) and the subsequent regeneration of tissue such as skin, musculoskeletal and vascular structures. PACE procedures also trigger the initiation of an accelerated inflammatory response that speeds wounds into proliferation phases of healing and subsequently returns a chronic condition to an acute condition to help reinitiate the body’s own healing response. We believe that our PACE technology is well suited for various applications due to its activation of a broad spectrum of cellular events critical for the initiation and progression of healing.

High-energy, acoustic pressure shock waves are the primary component of our previously developed product, OssaTron, which was approved by the FDA and marketed in the United States for use in chronic plantar fasciitis of the foot in 2000 and for elbow tendonitis in 2003. Previously, acoustic pressure shock waves have been used safely at much higher energy and pulse levels in the lithotripsy procedure (breaking up kidney stones) by urologists for over 25 years and has reached the care status of “golden standard” for the treatment of kidney stones.

We research, design, manufacture, market and service our products worldwide and believe we have already demonstrated that our technology is safe and effective in stimulating healing in chronic musculoskeletal conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our orthoPACE, Evotron and OssaTron devices in Europe, Asia and Asia/Pacific.

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

Currently, there are limited biological or mechanical therapies available to activate the healing and regeneration of skin, musculoskeletal tissue and vascular structures. As baby boomers age, the incidence of their targeted diseases and musculoskeletal injuries and ailments will be far more prevalent. We believe that our pre-clinical and clinical studies suggest that our PACE technology will be effective in targeted applications. If successful, we anticipate that future clinical studies, including our dermaPACE clinical study in the United States for treating diabetic foot ulcers, should lead to regulatory approval of our regenerative product candidates in the Americas, Europe, Middle East, Australia and Asia. If approved by the appropriate regulatory authorities, we believe that our product candidates will offer new, effective and noninvasive (extracorporeal) treatment options in wound healing, orthopedic injuries, plastic/cosmetic uses and cardiovascular procedures, improving the quality of life for millions of patients suffering from injuries or deterioration of tissue, bones and vascular structures.

dermaPACE – Our Lead Product Candidate

The U.S. Food and Drug Administration (FDA) granted approval of our Investigational Device Exemption (IDE) to conduct two double-blinded, randomized clinical trials utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers.

The dermaPACE device completed its initial Phase III, IDE clinical trial in the United States for the treatment of diabetic foot ulcers in 2011 and a PMA application was filed with the FDA in July 2011. The primary study goal was to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to sham-control, when both are combined with the current standard of care. The standard of care included wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot for ulcers located on the plantar surface of the foot.

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

In its December 2011 letter, the FDA cited, among other deficiencies, the dermaPACE study’s failure to meet the study’s primary endpoint of 100% wound closure compared with sham-control at the 12-week time point. Among the letter’s recommendations to address the deficiency was for us to design and conduct another clinical trial using the findings from any subgroup(s) that may support the safety and effectiveness of the dermaPACE device. We evaluated the comments in the FDA’s letter and after further analyses of the clinical data and informal, non-binding interaction with the FDA, we decided to conduct supplemental clinical work, as discussed below.

We worked closely with the FDA to amend the protocol and develop the statistical plan for the supplemental clinical trial. A substantial component of this work involved using Bayesian statistical principles to define the dermaPACE treatment benefit established in our previously conducted initial clinical trial. Bayesian designs are supported by the FDA where there is strong prior evidence that can be incorporated into the clinical study design. By incorporating the prior positive information regarding complete wound closure after one treatment cycle into the design of the supplemental clinical trial, substantially fewer patients were required than would otherwise be the case while still ensuring adequate statistical power. This approach saved significant time and preserved scientific rigor.

The double-blind, multi-center, randomized, sham-controlled, parallel group clinical trial plan for the supplemental clinical trial incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the initial clinical trial (discussed above).  Similar to the initial trial, four dermaPACE procedures are administered during the first two weeks following subject enrollment. In the supplemental clinical trial, however, up to four additional dermaPACE procedures are delivered bi-weekly, between weeks 4 and 10 following subject enrollment, which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE over that observed in the first clinical trial.

The patient enrollment began in June 2013 for the supplemental clinical trial and by April 2014, we had enrolled the minimum number of 90 patients in the clinical trial, which represented the number of patients for the first interim analysis by the independent Data Monitoring Committee (DMC). In September 2014, we reported that the DMC had performed an interim analysis on the 12-week efficacy results for the first 90 patients in the supplemental clinical trial and recommended we continue enrollment of patients into the study up to the next predefined patient analysis point of 130 patients. We completed enrollment for the 130 patients in November 2014 and suspended further enrollment at that time.

In May 2015, the DMC performed an analysis on the 130 patients of the primary efficacy endpoint of the rate of 100% complete wound closure at the 12-week endpoint for the dermaPACE treated patients as compared to the sham-control patients and the safety data. The DMC completed its review and noted there were no safety issues. The DMC reported the Monitoring Success Criterion for primary efficacy endpoint of 100% complete wound closure at 12 weeks had not been met and, assuming similar trends for any additional patents enrolled, will likely not be met at the next predefined analysis point of 170 patients. The Monitoring Success Criterion is a predictive probability of dermaPACE achieving statistical significance in the rate of 100% complete wound closure at 12 weeks as compared to the rate for sham-control. As per its charter, the DMC’s review was limited to only the 12-week endpoint data. We decided to stop any further enrollment in the supplemental clinical trial after this review.

We retained Musculoskeletal Clinical Regulatory Advisers, LLC (MCRA) in January 2015 to lead the Company’s interactions and correspondence with the FDA for the dermaPACE, which have already commenced. MCRA has successfully worked with the FDA on numerous Premarket Approvals (PMAs) for various musculoskeletal, restorative and general surgical devices since 2006.

In June 2015 we met with the FDA to discuss analysis strategy for the data for the supplemental clinical trial and for the combined data of the two studies. In addition to the original data analysis plan for wound closure at 12 weeks, we proposed to analyze wound closure data at time points beyond 12 weeks, up to and including 24 weeks as we had positive results in the first study of 206 patients completed in 2011 at the 20 week endpoint. The FDA agreed to the additional analyses and stressed that their review and eventual decision will be based upon the totality of the data, both for efficacy and safety.

In October 2015 after freezing and locking the data, we began to perform data analysis. At the 12 week endpoint a total of 39 out of 172 (22.7%) of dermaPACE patients had complete wound closure, compared to 30 out of 164 (18.3%) in the control group. As expected, there was no statistically significant difference in wound closure at the 12 week follow up between the dermaPACE and control group; however, in subsequent visits a trend towards significance was shown resulting in a significant difference by the 20 week endpoint that was maintained through the end of the study. At the 24 week endpoint, the rate of wound closure in the dermaPACE patients was 37.8% compared to 26.2% for the control group, resulting in a p-value of 0.023. Additionally, there were no serious or related adverse events associated with the dermaPACE treatment reported during the course of the two studies and there were no issues regarding the tolerability of the treatment.

Due to the safety profile of our device and the efficacy of the data at 20 weeks, we are moving forward with our submission plans to the FDA. Working with MCRA, we have submitted to the FDA a Pre-Submission package, presenting possible submission pathways and have requested an in-person meeting to discuss the submission strategy. We expect this meeting to occur in late April or early May 2016. A formal submission will be presented to the FDA after this meeting.

Finally, our dermaPACE device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. The dermaPACE is also licensed for sale in Canada, Australia and New Zealand.

We are actively marketing the dermaPACE to the European Community, Canada and Asia/Pacific, utilizing distributors in select countries.

Growth Opportunity in Wound Care Treatment

We are focused on the development of products that treat unmet medical needs in large market opportunities. Our primary interest is obtaining FDA approval in the United States for our lead product candidate, dermaPACE, for the treatment of diabetic foot ulcers. Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions. According to the American Diabetes Association, about 29.1 million people (9.3% of the total United States population) have diabetes, and more than one and a half million new cases are diagnosed in people aged 20 years or older each year. If current prediabetes statistics are an indication, 1 in 3 Americans will develop diabetes at some point in their lifetime, and those with diabetes had about a 1.5 times higher death rate than those without diagnosed diabetes.  Importantly, up to 25% of people with diabetes will develop a diabetic foot ulcer, resulting in 3 million diabetic foot ulcers annually in the United States alone. Diabetes puts tremendous economic pressure on the United States healthcare system. In March 2013, the Centers for Disease Control and Prevention (CDC) reported the total costs (direct and indirect) of diabetes in the United States is $245 billion annually, and people with diagnosed diabetes have medical expenditures that are over two times higher than medical expenditures for people without diabetes. Incremental healthcare costs alone are $11,000 to $17,000 for a patient with a diabetic foot ulcer, due to more days hospitalized, more days requiring home healthcare, more emergency department visits and more outpatient/physician office visits. In addition, direct and indirect costs of an amputation average over $70,000 per patient. Advanced, cost-effective treatment modalities for diabetes and its comorbidities, including diabetic foot ulcers, are in great need globally, yet in short supply. According to the International Diabetes Federation, by the year 2035 the prevalence of diabetes is expected to rise by 55% to 592 million people worldwide.

A majority of challenging wounds are non-healing chronic wounds and in addition, chronic diabetic foot ulcers and pressure ulcers are often slow-to-heal wounds, which often fail to heal for many months, and sometimes, for several years. These wounds often involve physiologic, complex and multiple complications such as reduced blood supply, compromised lymphatic systems or immune deficiencies that interfere with the body’s normal wound healing processes. These wounds often develop due to a patient’s impaired vascular and tissue repair capabilities. Wounds that are difficult to treat do not always respond to traditional therapies, which include hydrocolloids, hydrogels and alginates, among other treatments. We believe that physicians and hospitals need a therapy that addresses the special needs of these chronic wounds with high levels of both clinical and cost effectiveness.

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

Developing Product Opportunities - Orthopedic

We launched the orthoPACE device in Europe, which is intended for use in orthopedic, trauma and sports medicine indications, following CE Marking approval in 2010. The device features four types of applicators including a unique applicator that is less painful for some indications and may reduce or completely eliminate anesthesia for some patients. In the orthopedic setting, the orthoPACE is being used to treat tendinopathies and acute and nonunion fractures, including the soft tissue surrounding the fracture to accelerate healing and prevent secondary complications and their associated treatment costs. In 2013, we obtained approval from South Korea’s Ministry of Food and Drug Safety to market orthoPACE in that country.

We believe there are significant opportunities in the worldwide orthopedic market, driven by aging baby boomers and their desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to musculoskeletal tissues and/or impair the ability of the body to heal injuries.

We have experience in the sports medicine field (which generally refers to the non-surgical and surgical management of cartilage, ligament and tendon injuries) through our legacy devices, OssaTron and Evotron. Common examples of these injuries include extremity joint pain, torn rotator cuffs (shoulder), tennis elbow, Achilles’ tendon tears and torn meniscus cartilage in the knee. Injuries to these structures are very difficult to treat because the body has a limited natural ability to regenerate these kinds of tissues. Cartilage, ligament and tendons seldom return to a pre-injury state of function.  Due to a lack of therapies that can activate healing and regenerate these tissues, many of these injuries will result in a degree of permanent impairment and chronic pain. Prior investigations and pre-clinical work indicate that PACE can activate various cell types and may be an important adjunct to the management of sports medicine injuries.

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

Non-Medical Uses For Our Shockwave Technology

We believe there are significant license/partnership opportunities for our acoustic pressure shock wave technology in non-medical uses, including in the energy, water, food and industrial markets.

Due to their powerful pressure gradients and localized cavitational effects, we believe that high-energy, acoustic pressure shock waves can be used to clean, in an energy efficient manner, contaminated fluids from impurities, bacteria, viruses and other harmful micro-organisms, which provides opportunities for our technology in cleaning industrial and domestic/municipal waters. Based on the same principles of action of the acoustic pressure shock waves against bacteria, viruses and harmful micro-organisms, we believe our technology can be applied for cleaning or sterilization of various foods such as milk, natural juices and meats.

In the energy sector, we believe that the acoustic pressure shock waves can be used to improve oil recovery (IOR), as a supplement to or in conjunction with existing fracking technology, which utilizes high pressurized water/gases to crack the rocks that trapped oil in the underground reservoir. Through the use of our high-energy, acoustic pressure shock waves the efficiency can be improved and in the same time the environmental impact of the fracking process can be reduced. Furthermore, we believe our technology can be used for enhanced oil recovery (EOR) based on the changes in oil flow characteristics resulting from acoustic pressure shock wave stimulation, as a tertiary method of oil recovery from older oil fields.

Additionally, we demonstrated through two studies performed at Montana State University that high-energy, acoustic pressure shock waves are disrupting biofilms and thus can be used for surface cleaning or to unclog pipes in the energy industry (shore or off-shore installations), food industry and water management industry, which will reduce or eliminate down times with significant financial benefits for maintenance of existing infrastructure.

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

With the success of negative pressure wound therapy devices in the wound care market over the last decade and the recognition of the global epidemic associated with certain types of wounds, as well as deteriorating musculoskeletal conditions attributed to obesity, diabetes, vascular and heart disease, as well as sports injuries, we believe that Medicare and private insurers have become aware of the high costs and expenditures associated with the adjunctive therapies being utilized for wound healing and orthopedic conditions that have limited efficacies in full skin closure, or bone and tissue regeneration. We believe the wound healing and orthopedic markets are undergoing a transition, and market participants are interested in biological response activating devices that are applied noninvasively and seek to activate the body’s own capabilities for regeneration of tissue at injury sites in a cost-effective manner.

Strategy

Our primary objective is to be a leader in the development and commercialization of our acoustic pressure shock wave technology for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. Our lead regenerative product in the United States is the dermaPACE device for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies will be submitted to the FDA, after our in-person meeting to discuss the submission strategy in late April or early May, for possible approval in 2016.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE) technology in wound healing, orthopedic, plastic/cosmetic and cardiovascular conditions.

Our immediate goal for our regenerative medicine technology involves leveraging the knowledge we gained from our existing human heel and elbow indications to enter the advanced wound care market with innovative treatments.

The key elements of our strategy include the following:

●	Obtain FDA approval for our dermaPACE device to treat diabetic foot ulcers.

We are focusing initially on obtaining FDA approval in the United States for our lead product candidate, dermaPACE, for the treatment of diabetic foot ulcers, which we believe represents a large, unmet need. The FDA granted approval of our Investigational Device Exemption (IDE) to conduct two double-blinded, randomized clinical trials utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Management has completed the analysis phase of clinical trial data from both trials and plans to submit the PMA to the FDA in early 2016 with expected FDA approval in late 2016.

●	Develop and commercialize our noninvasive biological response activating devices in the regenerative medicine area for the treatment of skin, musculoskeletal tissue and vascular structures.

We intend to use our proprietary technologies and know-how in the use of high-energy, acoustic pressure shock waves to address unmet medical needs in wound care, orthopedic, plastic/cosmetic and cardiovascular indications, possibly through potential license and/or partnership arrangements.

●	License and seek partnership opportunities for our non-medical acoustic pressure shock wave technology platform, know-how and extensive patent portfolio.

We intend to use our acoustic pressure shock wave technology and know-how for non-medical uses, including energy, food, water cleaning and other industrial markets, through license/partnership opportunities.

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

Scientific Advisors

We have established a network of scientific advisors that brings expertise in wound healing, orthopedics, cosmetics, clinical and scientific research, and FDA experience. We consult our scientific advisors on an as-needed basis on clinical and pre-clinical study design, product development, and clinical indications.

We pay consulting fees to certain members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses. The amounts vary depending on the nature of the services. We paid our advisors aggregate consulting fees through the issuance of stock options in 2015 and 2014 and recorded stock-based compensation expense of $11,107 and $35,625 for the years ended December 31, 2015 and 2014, respectively.

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

We are party to a manufacturing supply agreement with Swisstronics Contract Manufacturing AG in Switzerland, a division of Cicor Technologies Ltd., covering the generator box component of our products. Our generator boxes are manufactured in accordance with applicable quality standards (EN ISO 13485) and applicable industry and regulatory standards. We produce the applicators and applicator kits for our products. In addition, we program and load software for both the generator boxes and applicators and perform the final product testing and certifications internally.

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

We derive our patent rights, including as to both issued patents and “patent pending” applications, from three sources: (1) assignee of patent rights in technology we developed; (2) assignee of patent rights purchased from HealthTronics, Inc. (“HealthTronics”); and (3) as licensee of certain patent rights assigned to HealthTronics. In August 2005, we purchased a significant portion of our current patents and patent applications from HealthTronics, to whom we granted back perpetual and royalty-free field-of-use license rights in the purchased patent portfolio primarily for urological uses. We believe that our owned and licensed patent rights provide a competitive advantage with respect to others that might seek to utilize certain of our apparatuses and methods incorporating extracorporeal acoustic pressure shock wave technologies that we have patented; however, we do not hold patent rights that cover all of our products, product components, or methods that utilize our products. We also have not conducted a competitive analysis or valuation with respect to our issued and pending patent portfolio in relation to our current products and/or competitor products.

We are the assignee of twenty-five issued United States patents and fourteen issued foreign patents which on average have remaining useful lives of ten years or longer. Our current issued United States and foreign patents include patent claims directed to particular electrode configurations, piezoelectric fiber shockwave devices, chemical components for shockwave generation and detachable therapy heads with data storage devices. Our United States patents also include patent claims directed to methods of using acoustic pressure shock waves, including devices such as our products, to treat ischemic conditions, spinal cord scar tissue and spinal injuries, bone fractures and osteoporosis, and, within particular treatment parameters, diabetic foot ulcers and pressure sores. While such patented method claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our method patents as compared to device and non-medical method patents.

We also currently maintain six United States non-provisional patent applications, three provisional patent applications and four foreign patent applications. Our patent-pending rights include inventions directed to certain shockwave devices and systems, ancillary products and components for acoustic pressure shock wave treatment devices, and various methods of using acoustic pressure shock waves. Such patent-pending methods include, for example, using acoustic pressure shock waves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels and circulatory disorders, lymphatic disorders, cardiac tissue, fat and cellulite, cancer, blood and fluids sterilization, and to destroy pathogens. All of our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.

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

Pursuant to mutual amendment and other assignment-back rights under the patent license agreement with HealthTronics, we are also a licensee of certain patents and patent applications that have been assigned to HealthTronics. We received a perpetual, non-exclusive and royalty-free license to nine issued foreign patents. Our non-exclusive license is subject to HealthTronics’ sole discretion to further maintain any of the patents and pending applications assigned back to HealthTronics.

As part of the sale of the veterinary business in June 2009, we have also granted certain exclusive and non-exclusive patent license rights to Pulse Veterinary Technologies, LLC for most of our patent portfolio issued before 2009 to utilize acoustic pressure shock wave technologies in the field of non-human mammals.

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

We have the following trademark registrations:  SANUWAVE® (United States, European Community, Canada, Japan, Switzerland, Taiwan and under the Madrid Protocol), dermaPACE® (United States, European Community, Japan, South Korea, Switzerland, Taiwan, Canada and under the Madrid Protocol), angioPACE® (Australia, European Community and Switzerland), PACE® (Pulsed Acoustic Cellular Expression) (United States, European Community, China, Hong Kong, Singapore, Switzerland, Taiwan, and Canada), orthoPACE® (United States and European Community), DAP® (Diffused Acoustic Pressure) (United States) and Profile™ (United States, European Community and Switzerland).

We also maintain trademark registrations for: OssaTron® (United States and Germany), evoPACE® (Australia, European Community and Switzerland), Evotron® (Germany and Switzerland), Evotrode® (Germany and Switzerland), HMT® (Switzerland), Orthotripsy® (United States), Reflectron® (Germany and Switzerland), and Reflectrode® (Germany and Switzerland).

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

Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products and product candidates, or to obtain and use information that we regard as proprietary. In enforcement proceedings in Switzerland, we assisted HealthTronics as an informer of misappropriation by a Swiss company called SwiTech and related third parties of intellectual property rights in legacy proprietary software and devices relating to assets we purchased from HealthTronics in August 2005. As a result of this action, SwiTech was forced into bankruptcy. We are currently pursuing the misappropriation by another Swiss company called SwiTalis and related third parties of intellectual property rights in legacy proprietary software and devices relating to assets we purchased from HealthTronics in August 2005. Such present or future actions against violations of our intellectual property rights may result in us incurring material expense and divert the attention of management.

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

Competition

We believe the advanced wound care market can benefit from our technology which up-regulates the biological factors that promote wound healing. Current medical technologies developed by Kinetic Concepts, Inc. (“KCI”), Organogenesis, Inc., Smith & Nephew plc, Derma Sciences, Inc., MiMedx Group, Inc., Osiris Therapeutics, Inc., Molnlycke Health Care, and Systagenix Wound Management (US), Inc. (now owned by KCI) manage wounds, but, in our opinion, do not provide the value proposition to the patients and care givers like our PACE technology has the potential to do. The leading medical device serving this market is the Vacuum Assisted Closure (“V.A.C.”) System marketed by KCI. The V.A.C. is a negative pressure wound therapy device that applies suction to debride and manage wounds.

There are also several companies that market extracorporeal shockwave device products targeting lithotripsy and orthopedic markets, including Dornier MedTech, Storz Medical AG, Electro Medical Systems (EMS) S.A., CellSonic Medical and Tissue Regeneration Technologies, LLC, and could ultimately pursue the wound care market. Nevertheless, we believe that dermaPACE has a competitive advantage over all of these existing technologies by achieving wound closure by means of a minimally invasive process through innate biological response to PACE.

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

European Good Manufacturing Practices

In the European Union, the manufacture of medical devices is subject to current good manufacturing practice (cGMP), as set forth in the relevant laws and guidelines of the European Union and its member states. Compliance with cGMP is generally assessed by the competent regulatory authorities. Typically, quality system evaluation is performed by a Notified Body, which also recommends to the relevant competent authority for the European Community CE Marking of a device. The Competent Authority may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each device manufacturing facility must be audited on a periodic basis by the Notified Body. Further inspections may occur over the life of the product.

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

The initial phase of establishing a professional billing code for a medical service typically includes applying for a CPT Category III code for both hospital and in-office procedures. This is a tracking code without relative value assigned that allows third party payers to identify and monitor the service as well as establish value if deemed medically necessary. The process includes CPT application submission, clinical discussion with Medical Professional Society CPT advisors as well as American Medical Association (AMA) CPT Editorial Panel review. A new CPT Category III code will be assigned if the AMA CPT Editorial Panel committee deems it meets the applicable criteria and is appropriate. In 2011, we received two CPT Category III codes for extracorporeal shock wave therapy (ESWT) in wound healing.

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

Research and Development

For the years ended December 31, 2015 and 2014, we spent $2,172,819 and $3,000,807, respectively, on research and development activities which consists of clinical trial expenses for the dermaPACE diabetic foot ulcer clinical study in the United States and research costs by partnering universities for non-medical uses of the PACE technology.

Employees

As of March 25, 2016, we had a total of seven full time employees in the United States. Of these, five were engaged in research and development which includes clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources to complete our FDA submission of the Phase III clinical trial data for the dermaPACE device to treat diabetic foot ulcers. Because of the significant time it could take for us to obtain approval from regulatory authorities, assuming positive feedback from the FDA on our pre-submission strategy, and successfully commercialize our product, we will require additional capital resources. We incurred a net loss of $4,810,285 and $5,974,080 for the years ended December 31, 2015 and 2014, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

Subsequent to year-end, on March 11, 2016, we completed an equity offering of securities for a gross total purchase price of $1,529,750. At December 31, 2015, we had cash and cash equivalents totaling $152,930 and negative working capital of $851,805. For the years ended December 31, 2015 and 2014, our net cash used by operating activities was $3,473,456 and $6,678,369, respectively. Management expects the cash used in operations for the Company during the first two quarters of 2016 will be approximately $175,000 to $225,000 per month, exclusive of FDA submission costs, as resources are devoted to the review and analysis of the clinical data results phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and preparation of the submission strategy to the FDA. We will not know the costs for our FDA submission until after our submission strategy meeting with the FDA, in late April.

The continuation of our business is dependent upon raising additional capital during or before the third quarter of 2016 to fund operations. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have a history of losses and we may continue to incur losses and may not achieve or maintain profitability.

For the year ended December 31, 2015, we had a net loss of $4,810,285 and used $3,473,456 of cash in operations. For the year ended December 31, 2014, we had a net loss of $5,974,080 and used $6,678,369 of cash in operations. As of December 31, 2015, we had an accumulated deficit of $92,994,408 and a total stockholders' deficit of $5,877,836. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses as we continue to incur expenses related to seeking FDA approval for our dermaPACE device. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

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

In the past, we have relied on Prides Capital Partners, LLC (together with its affiliates, “Prides Capital”) and NightWatch Capital LLC (together with its affiliates, “NightWatch Capital”) for the ongoing financial support necessary to operate our business. As of December 31, 2015, both Prides Capital and NightWatch Capital have liquidated, and they will not provide us with any additional financing or financial support in the future. To the extent we must obtain financing to support our cash needs, we will be entirely reliant on unrelated third parties. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. We will require additional financing in the future, and additional financing may not be available at times, in amounts or on terms acceptable to us, or at all, which would have a material adverse effect on our business.

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

We are subject to risks that:

●	the FDA or a foreign regulatory authority finds our product candidates ineffective or unsafe;
●	we do not receive necessary regulatory approvals;
●	the regulatory review and approval process may take much longer than anticipated, requiring additional time, effort and expense to respond to regulatory comments and/or directives;
●	the reimbursement for our products is difficult to obtain or is too low, which can hinder the introduction and acceptance of our products in the market;
●	we are unable to get our product candidates in commercial quantities at reasonable costs; and
●	the patient and physician community does not accept our product candidates.

In addition, our product development program may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

●	adverse or ambiguous results;
●	undesirable side effects that delay or extend the trials;
●	the inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials; and
●	regulatory delays or other regulatory actions.

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

We expect to rely at least in part on third party collaborators to perform a number of activities relating to the development and commercialization of our technology for non-medical uses, including possibly the design and manufacture of product materials, potentially the obtaining of regulatory or environmental approvals and the marketing and distribution of any successfully developed products. Our collaborators also may have or acquire rights to control aspects of our product development programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we may contemplate. In addition, if any of these collaborators withdraw support for our programs or product candidates or otherwise impair their development, our business could be negatively affected. To the extent we undertake any of these activities internally, our expenses may increase.

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

Both before and after approval or clearance of our product candidates, we and our product candidates, our suppliers and our contract manufacturers are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions:

●	warning letters;
●	fines and other monetary penalties;
●	unanticipated expenditures;
●	delays in FDA approval and clearance, or FDA refusal to approve or clear a product candidate;
●	product recall or seizure;
●	interruption of manufacturing or clinical trials;
●	operating restrictions;
●	injunctions; and
●	criminal prosecutions.

In addition to the approval and clearance requirements, numerous other regulatory requirements apply, both before and after approval or clearance, to us and our products and product candidates, our suppliers and contract manufacturers. These include requirements related to the following:

●	testing;
●	manufacturing;
●	quality control;
●	labeling;
●	advertising;
●	promotion;
●	distribution;
●	export;
●	reporting to the FDA certain adverse experiences associated with the use of the products; and
●	obtaining additional approvals or clearances for certain modifications to the products or their labeling or claims.

We are also subject to inspection by the FDA and other international regulatory bodies to determine our compliance with regulatory requirements, as are our suppliers and contract manufacturers, and we cannot be sure that the FDA and other international regulatory bodies will not indentify compliance issues that may disrupt production or distribution, or require substantial resources to correct.

The FDA’s requirements and international regulatory body requirements may change and additional regulations may be promulgated that could affect us, our product candidates, and our suppliers and contract manufacturers. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business.

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

We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our device.

We engage a clinical research organization (CRO) and other third party vendors to assist in the conduct of our clinical trials. There are numerous sources that are capable of providing these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials, the commercial prospects for the product could be harmed and our ability to generate product revenues would be delayed or prevented. Any failure of the CRO and other third party vendors to successfully accomplish clinical trial monitoring, data collection, safety monitoring and data management and the other services they provide for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to complete clinical development of our product and obtain regulatory approval. Problems with the timeliness or quality of the work of the CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our clinical trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the PPACA), which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the biotechnology and medical device industries. The PPACA includes, among other things, the following measures:

●

a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, began in 2013 but a two year moratorium has been issued for sales during 2016 and 2017;

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

Certain of these provisions are still being implemented, and could meaningfully change the way healthcare is delivered and financed, and could have a material adverse impact on numerous aspects of our business. In the future there may continue to be additional proposals relating to the reform of the United States healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations and financial condition.

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

The degree of intellectual property protection for our technology is uncertain, and only limited intellectual property protection may be available for our product candidates, which may prevent us from gaining or keeping any competitive advantage against our competitors. Although we believe the patents that we own or license, and the patent applications that we own, generally provide us a competitive advantage, the patent positions of biotechnology, biopharmaceutical and medical device companies are generally highly uncertain, involve complex legal and factual questions and have been the subject of much litigation. Neither the United States Patent & Trademark Office nor the courts have a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under many biotechnology patents. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Further, a court or other government agency could interpret our patents in a way such that the patents do not adequately cover our current or future product candidates. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.

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
●

the patents and patent applications that we own or that have been licensed to us, or that may be issued or licensed to us in the future, will provide a basis for commercially viable products or will provide us with any competitive advantages, or will not be challenged by third parties;

●	the patents and patent applications that have been licensed to us are valid and enforceable;
●	we will develop additional proprietary technologies that are patentable;
●	we will be successful in enforcing the patents that we own or license and any patents that may be issued or licensed to us in the future against third parties;
●	the patents of third parties will not have an adverse effect on our ability to do business; or
●	our trade secrets and proprietary rights will remain confidential.

Accordingly, we may fail to secure meaningful patent protection relating to any of our existing or future product candidates or discoveries despite the expenditure of considerable resources. Further, there may be widespread patent infringement in countries in which we may seek patent protection, including countries in Europe and Asia, which may instigate expensive and time consuming litigation that could adversely affect the scope of our patent protection. In addition, others may attempt to commercialize products similar to our product candidates in countries where we do not have adequate patent protection. Failure to obtain adequate patent protection for our product candidates, or the failure by particular countries to enforce patent laws or allow prosecution for alleged patent infringement, may impair our ability to be competitive. The availability of infringing products in markets where we have patent protection, or the availability of competing products in markets where we do not have adequate patent protection, could erode the market for our product candidates, negatively impact the prices we can charge for our product candidates, and harm our reputation if infringing or competing products are manufactured to inferior standards.

Patent applications owned by us or licensed to us may not result in issued patents, and our competitors may commercialize the discoveries we attempt to patent.

The patent applications that we own and that have been licensed to us, and any future patent applications that we may own or that may be licensed to us, may not result in the issuance of any patents. The standards that the United States Patent & Trademark Office and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, we cannot be certain as to the type and scope of patent claims to which we may in the future be entitled under our license agreements or that may be issued to us in the future. These applications may not be sufficient to meet the statutory requirements for patentability and, therefore, may not result in enforceable patents covering the product candidates we want to commercialize. Further, patent applications in the United States that are not filed in other countries may not be published or generally are not published until at least 18 months after they are first filed, and patent applications in certain foreign countries generally are not published until many months after they are filed. Scientific and patent publication often occurs long after the date of the scientific developments disclosed in those publications. As a result, we cannot be certain that we will be the first creator of inventions covered by our patents or applications, or the first to file such patent applications. As a result, our issued patents and our patent applications could become subject to challenge by third parties that created such inventions or filed patent applications before us or our licensors, resulting in, among other things, interference proceedings in the United States Patent & Trademark Office to determine priority of discovery or invention. Interference proceedings, if resolved adversely to us, could result in the loss of or significant limitations on patent protection for our products or technologies. Even in the absence of interference proceedings, patent applications now pending or in the future filed by third parties may prevail over the patent applications that may be owned by us or licensed to us or that we may file in the future, or may result in patents that issue alongside patents issued to us or our licensors or that may be issued or licensed to us in the future, leading to uncertainty over the scope of the patents owned by us or licensed to us or that may in the future be owned by us or impede our freedom to practice the claimed inventions.

Our patents may not be valid or enforceable, and may be challenged by third parties.

We cannot assure you that the patents that have been issued or licensed to us would be held valid by a court or administrative body or that we would be able to successfully enforce our patents against infringers, including our competitors. The issuance of a patent is not conclusive as to its validity or enforceability, and the validity and enforceability of a patent is susceptible to challenge on numerous legal grounds, including the possibility of reexamination proceedings brought by third parties in the United States Patent & Trademark Office against issued patents and similar validity challenges under foreign patent laws. Challenges raised in patent infringement litigation brought by us or against us may result in determinations that patents that have been issued to us or licensed to us or any patents that may be issued to us or our licensors in the future are invalid, unenforceable or otherwise subject to limitations. In the event of any such determinations, third parties may be able to use the discoveries or technologies claimed in these patents without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property and our competitive advantage. Even if our patents are held to be enforceable, others may be able to design around our patents or develop products similar to our products that are not within the scope of any of our patents.

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

If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional clinical studies or submitting technical, clinical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective and/or less commercially desirable products, if the redesigns are possible at all.

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

The market price of our common stock is volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	our ability to obtain additional financing and, if available, the terms and conditions of the financing;
●	changes in the timing of on-going clinical trial enrollment, the results of our clinical trials and regulatory approvals for our product candidates or failure to obtain such regulatory approvals;
●	changes in our industry;
●	additions or departures of key personnel;
●	sales of our common stock;
●	our ability to execute our business plan;
●	operating results that fall below expectations;
●	period-to-period fluctuations in our operating results;
●	new regulatory requirements and changes in the existing regulatory environment; and
●	general economic conditions and other external factors.

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

Regulations of the Securities and Exchange Commission (the “SEC”) also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because only a few brokers or dealers are likely to undertake these compliance activities. Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market.

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

On January 12, 2016, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series B Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 293 shares of our preferred stock as Series B Convertible Preferred Stock. The holders of Series B Convertible Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series B Convertible Preferred Stock are entitled to convert each share of Series B Preferred Stock into 2,000 shares of common stock. Holders of the Series B Preferred Stock are entitled to vote on all matters affecting the holders of the common stock of the Company on an “as converted” basis, provided that the holder of such Series B Preferred Stock does not hold in excess of 9.99% of our common stock at the time of measurement.

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

Item 1B. UNRESOLVED STAFF COMMENTS

          None.

Item 2. PROPERTIES

Our operations, production and research and development office is in a leased facility in Alpharetta, Georgia, consisting of 5,168 square feet of space under a lease which expired on October 31, 2015. We have amended the lease to remain in the space on a month-to-month basis. Under the terms of the original lease, we paid monthly rent of $9,022, subject to adjustment on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount. Under the terms of the amended lease, we pay monthly rent of $11,278 (125% of the most recent current rent) for the first two months and monthly rent of $13,534 (150% of the most recent current rent) for each month thereafter.

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

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCBB under the symbol “SNWV”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the OTCBB. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions:

	Price Range
	High	Low
2015
First Quarter	$0.28	$0.11
Second Quarter	$0.25	$0.04
Third Quarter	$0.19	$0.09
Fourth Quarter	$0.17	$0.06

	Price Range
	High	Low
2014
First Quarter	$0.81	$0.52
Second Quarter	$0.70	$0.44
Third Quarter	$0.53	$0.20
Fourth Quarter	$0.22	$0.04

Holders of Common Stock

As of March 23, 2016, there were 118 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$0.00	-
Equity compensation plans not approved by security holders	10,073,385	$0.62	3,758,281
Total	10,073,385	$0.62	3,758,281

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an acoustic pressure shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for indications such as regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies will be submitted to the FDA, after our in-person meeting to discuss the submission strategy in late April or early May, for possible approval in 2016.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac/endovascular conditions. We currently do not market any commercial products for sale in the United States. We generate our revenues from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in musculoskeletal chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe, Asia and Asia/Pacific. Our lead product candidate for the global wound care market, dermaPACE, has received the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue.

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

●	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
●	cardiovascular applications for removing plaque due to atherosclerosis in arterial blood vessels (peripheral and heart) and improving heart muscle performance through improved blood circulation.

In addition to healthcare uses, our high-energy, acoustic pressure shock waves, due to their powerful pressure gradients and localized cavitational effects, may have applications in secondary and tertiary oil exploitation, for cleaning industrial waters, for sterilizing food liquids and finally for maintenance of industrial installations by disrupting biofilms formation. Our business approach will be through licensing and/or partnership opportunities.

Recent Developments

The U.S. Food and Drug Administration (FDA) granted approval of our Investigational Device Exemption (IDE) to conduct two double-blinded, randomized clinical trials utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers.

The dermaPACE device completed its initial Phase III, IDE clinical trial in the United States for the treatment of diabetic foot ulcers in 2011 and a PMA application was filed with the FDA in July 2011. The primary study goal was to establish superiority in diabetic foot ulcer healing rates using the dermaPACE treatment compared to sham-control, when both are combined with the current standard of care. The standard of care included wet-to-dry dressings, the most widely used primary dressing material in the United States, and offloading with a walking boot for ulcers located on the plantar surface of the foot.

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

In its December 2011 letter, the FDA cited, among other deficiencies, the dermaPACE study’s failure to meet the study’s primary endpoint of 100% wound closure compared with sham-control at the 12-week time point. Among the letter’s recommendations to address the deficiency was for us to design and conduct another clinical trial using the findings from any subgroup(s) that may support the safety and effectiveness of the dermaPACE device. We evaluated the comments in the FDA’s letter and after further analyses of the clinical data and informal, non-binding interaction with the FDA, we decided to conduct supplemental clinical work, as discussed below.

We worked closely with the FDA to amend the protocol and develop the statistical plan for the supplemental clinical trial. A substantial component of this work involved using Bayesian statistical principles to define the dermaPACE treatment benefit established in our previously conducted initial clinical trial. Bayesian designs are supported by the FDA where there is strong prior evidence that can be incorporated into the clinical study design. By incorporating the prior positive information regarding complete wound closure after one treatment cycle into the design of the supplemental clinical trial, substantially fewer patients were required than would otherwise be the case while still ensuring adequate statistical power. This approach saved significant time and preserved scientific rigor.

The double-blind, multi-center, randomized, sham-controlled, parallel group clinical trial plan for the supplemental clinical trial incorporates the same primary efficacy endpoint of complete wound closure at 12 weeks as was utilized in the initial clinical trial (discussed above).  Similar to the initial trial, four dermaPACE procedures are administered during the first two weeks following subject enrollment. In the supplemental clinical trial, however, up to four additional dermaPACE procedures are delivered bi-weekly, between weeks 4 and 10 following subject enrollment, which we believe will increase the between-group difference in complete wound closure in favor of dermaPACE over that observed in the first clinical trial.

The patient enrollment began in June 2013 for the supplemental clinical trial and by April 2014, we had enrolled the minimum number of 90 patients in the clinical trial, which represented the number of patients for the first interim analysis by the independent Data Monitoring Committee (DMC). In September 2014, we reported that the DMC had performed an interim analysis on the 12-week efficacy results for the first 90 patients in the supplemental clinical trial and recommended we continue enrollment of patients into the study up to the next predefined patient analysis point of 130 patients. We completed enrollment for the 130 patients in November 2014 and suspended further enrollment at that time.

In May 2015, the DMC performed an analysis on the 130 patients of the primary efficacy endpoint of the rate of 100% complete wound closure at the 12-week endpoint for the dermaPACE treated patients as compared to the sham-control patients and the safety data. The DMC completed its review and noted there were no safety issues. The DMC reported the Monitoring Success Criterion for primary efficacy endpoint of 100% complete wound closure at 12 weeks had not been met and, assuming similar trends for any additional patents enrolled, will likely not be met at the next predefined analysis point of 170 patients. The Monitoring Success Criterion is a predictive probability of dermaPACE achieving statistical significance in the rate of 100% complete wound closure at 12 weeks as compared to the rate for sham-control. As per its charter, the DMC’s review was limited to only the 12-week endpoint data. We decided to stop any further enrollment in the supplemental clinical trial after this review.

We retained Musculoskeletal Clinical Regulatory Advisers, LLC (MCRA) in January 2015 to lead the Company’s interactions and correspondence with the FDA for the dermaPACE, which have already commenced. MCRA has successfully worked with the FDA on numerous Premarket Approvals (PMAs) for various musculoskeletal, restorative and general surgical devices since 2006.

In June 2015 we met with the FDA to discuss analysis strategy for the data for the supplemental clinical trial and for the combined data of the two studies. In addition to the original data analysis plan for wound closure at 12 weeks, we proposed to analyze wound closure data at time points beyond 12 weeks, up to and including 24 weeks as we had positive results in the first study of 206 patients completed in 2011 at the 20 week endpoint. The FDA agreed to the additional analyses and stressed that their review and eventual decision will be based upon the totality of the data, both for efficacy and safety.

In October 2015 after freezing and locking the data, we began to perform data analysis. At the 12 week endpoint a total of 39 out of 172 (22.7%) of dermaPACE patients had complete wound closure, compared to 30 out of 164 (18.3%) in the control group. As expected, there was no statistically significant difference in wound closure at the 12 week follow up between the dermaPACE and control group; however, in subsequent visits a trend towards significance was shown resulting in a significant difference by the 20 week endpoint that was maintained through the end of the study. At the 24 week endpoint, the rate of wound closure in the dermaPACE patients was 37.8% compared to 26.2% for the control group, resulting in a p-value of 0.023. Additionally, there were no serious or related adverse events associated with the dermaPACE treatment reported during the course of the two studies and there were no issues regarding the tolerability of the treatment.

Due to the safety profile of our device and the efficacy of the data at 20 weeks, we are moving forward with our submission plans to the FDA. Working with MCRA, we have submitted to the FDA a Pre-Submission package, presenting possible submission pathways and have requested an in-person meeting to discuss the submission strategy. We expect this meeting to occur in late April. A formal submission will be presented to the FDA after this meeting.

Financial Overview

We expect to devote substantial resources to complete our FDA submission of the Phase III clinical trial data for the dermaPACE device to treat diabetic foot ulcers. Because of the significant time it could take for us to obtain approval from regulatory authorities, assuming positive feedback from the FDA on our pre-submission strategy, and successfully commercialize our product, we will require additional capital resources. We incurred a net loss of $4,810,285 and $5,974,080 for the years ended December 31, 2015 and 2014, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

Subsequent to year-end, on March 11, 2016, we completed an equity offering of securities for a gross total purchase price of $1,529,750. At December 31, 2015, we had cash and cash equivalents totaling $152,930 and negative working capital of $851,805. For the years ended December 31, 2015 and 2014, our net cash used by operating activities was $3,473,456 and $6,678,369, respectively. Management expects the cash used in operations for the Company during the first two quarters of 2016 will be approximately $175,000 to $225,000 per month, exclusive of FDA submission costs, as resources are devoted to the review and analysis of the clinical data results phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and preparation of the submission strategy to the FDA. We will not know the costs for our FDA submission until after our submission strategy meeting with the FDA, in late April.

The continuation of our business is dependent upon raising additional capital during or before the third quarter of 2016 to fund operations. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of December 31, 2015, we had an accumulated deficit of $92,994,408. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to fund the dermaPACE clinical trial and the FDA approval process. We incurred a net loss of $4,810,285 and $5,974,080 during the years ended December 31, 2015 and 2014, respectively. These operating losses create an uncertainty about our ability to continue as a going concern. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Research and Development Costs

We expense costs associated with research and development activities as incurred. We evaluate payments made to suppliers, research collaborators and other vendors and determine the appropriate accounting treatment based on the nature of the services provided, the contractual terms, and the timing of the obligation. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations and collaborators, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs.

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

Intangible Assets

Intangible assets subject to amortization consist of patents which are recorded at cost. Patents are amortized on a straight-line basis over 11.4 years. We regularly review intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of the intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset.

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

In accordance with ASC 718, Compensation – Stock Compensation, Accounting for Stock-Based Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The expected terms of options granted represent the period of time that options granted are estimated to be outstanding and are derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

Income Taxes

We account for income taxes utilizing the asset and liability method prescribed by the provisions of ASC 740, Income Taxes, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for the deferred tax assets, including loss carryforwards, when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

We account for uncertain tax positions in accordance with the related provisions of ASC 740, Income Taxes , Accounting for Uncertainty in Income Taxes (FIN 48). ASC 740 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.

Results of Operations for the Years ended December 31, 2015 and 2014

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2015 were $965,501, compared to $847,367 for the same period in 2014, an increase of $118,134, or 14%. Revenue resulted primarily from sales in Europe, Asia and Asia/Pacific of our dermaPACE and orthoPACE devices and related applicators. The increase in revenue for 2015 is primarily due to an increase in sales of orthoPACE devices in Asia/Pacific and the European Community, as compared to the prior year, as well as higher sales of new and refurbished applicators.

Cost of revenues for the year ended December 31, 2015 were $284,962, compared to $219,975 for the same period in 2014. Gross profit as a percentage of revenues was 70% for the year ended December 31, 2015, compared to 74% for the same period in 2014. The decrease in gross profit as a percentage of revenues in 2015 was due to a higher percentage of revenues being from the sale of devices in 2015, as compared to 2014, which have a lower margin than new and refurbished applicators.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2015 were $2,172,819, compared to $3,000,807 for the same period in 2014, a decrease of $827,988, or 28%. Research and development expenses include the costs associated with the dermaPACE clinical trial, which incurred the more costly enrollment phase in 2014 that totaled $939,649 and $1,772,444 for the years ended December 31, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $2,735,129, as compared to $3,269,033 for the same period in 2014, a decrease of $533,904, or 16%. The decrease in general and administrative expenses in 2015, as compared to 2014, was primarily due a decrease of $743,150 in the cost for stock issued for consulting services as a result of less financial and investors relations consultants utilized in 2015 as compared to the prior year. This is partially offset by $354,000 of stock based compensation expense due to stock options issued to employees, board of directors and medical advisors in October 2015.

Depreciation and Amortization

Depreciation for the year ended December 31, 2015 was $3,612, compared to $14,286 for the same period in 2014, a decrease of $10,674, or 75%. The decrease was due to no purchase of new assets in 2015.

Amortization for the years ended December 31, 2015 and 2014 was $306,757 and $306,756, respectively.

Other Income (Expense)

Other income (expense) was a net expense of $372,507 for the year ended December 31, 2015 as compared to a net expense of $10,590 for the same period in 2014, an increase of $361,917 in the net expense. The net expense in 2014 included a non-cash gain of $458,857 for a valuation adjustment on outstanding warrants, as compared to a non-cash gain of $58,515 in 2015. This is partially offset by lower total interest expense due to no outstanding promissory notes in 2015.

Provision for Income Taxes

At December 31, 2015, we had federal net operating loss carryforwards of $70,096,802 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the year ended December 31, 2015 was $4,810,285, or ($0.08) per basic and diluted share, compared to a net loss of $5,974,080, or ($0.12) per basic and diluted share, for the same period in 2014, a decrease in the net loss of $1,163,795, or 19%. The decrease in the net loss was primarily a result of decrease in operating expenses and gain on warrant valuation adjustment.

We anticipate that our operating losses will continue over the next few years as we prepare our FDA submission for the dermaPACE device for the treatment of diabetic foot ulcers but if we obtain FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, then we hope to partially or completely offset these losses within the next few years.

Liquidity and Capital Resources

We expect to devote substantial resources to complete our FDA submission of the Phase III clinical trial data for the dermaPACE device to treat diabetic foot ulcers. Because of the significant time it could take for us to obtain approval from regulatory authorities, assuming positive feedback from the FDA on our pre-submission strategy, and successfully commercialize our product, we will require additional capital resources. We incurred a net loss of $4,810,285 and $5,974,080 for the years ended December 31, 2015 and 2014, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

Subsequent to year-end, on March 11, 2016, we completed an equity offering of securities for a gross total purchase price of $1,529,750. At December 31, 2015, we had cash and cash equivalents totaling $152,930 and negative working capital of $851,805. For the years ended December 31, 2015 and 2014, our net cash used by operating activities was $3,473,456 and $6,678,369, respectively. Management expects the cash used in operations for the Company during the first two quarters of 2016 will be approximately $175,000 to $225,000 per month, exclusive of FDA submission costs, as resources are devoted to the review and analysis of the clinical data results phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and preparation of the submission strategy to the FDA. We will not know the costs for our FDA submission until after our submission strategy meeting with the FDA, in late April, or early May.

The continuation of our business is dependent upon raising additional capital during or before the third quarter of 2016 to fund operations. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

For the years ended December 31, 2015 and 2014, net cash used by operating activities was $3,473,456 and $6,678,369, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the year ended December 31, 2015, as compared to the same period for 2014, of $3,204,913, or 48%, was primarily due to the decreased total operating expenses in 2015, as compared to 2014, of $1,372,565, the lower gain on warrant valuation in 2015, as compared to 2014, of $400,342 and the increase of accounts payable and accrued expenses in 2015 of $267,344. Net cash provided by investing activities in 2015 was $100,000 from the sale of assets held for sale. Net cash used by investing activities was $8,859 in 2014 from the purchase of property and equipment. Net cash provided by financing activities for the year ended December 31, 2014 was $10,071,149, which primarily consisted of the net proceeds from 2014 Private Placement of $8,562,500, net proceeds from sale of capital stock per the Subscription Agreement of $900,000, and proceeds from the 18% Convertible Promissory Notes of $815,000. There was no net cash provided by financing activities in 2015. Cash and cash equivalents decreased by $3,394,141 for the year ended December 31, 2015 and cash and cash equivalents increased by $3,364,756 for the year ended December 31, 2014.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable, related parties.

In April 2007, we entered into a lease agreement for the production and research and development office for 5,168 square feet of space. Under the terms of the lease, we pay monthly rent of $9,027, as adjusted on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount. The initial term of the lease expired on July 31, 2010, and we extended the lease until October 31, 2015. We have amended the lease to remain in the space on a month-to-month basis. Under the terms of the original lease, we paid monthly rent of $8,760, subject to adjustment on an annual basis for additional proportionate operating and insurance costs associated with the building over the base amount. Under the terms of the amended lease, we pay monthly rent at 125% of current rent for the first two months and at 150% of current rent for each month thereafter.

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

In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, Inc., we issued two notes to HealthTronics, Inc. for $2,000,000 each. The notes bear interest at 6% annually. Quarterly interest through June 30, 2010 was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal was due August 1, 2015. Accrued interest on the notes which matured in August 2015 totaled $1,372,743 at December 31, 2015 and 2014.

On June 15, 2015, we entered into an amendment (the “Note Amendment”) with HealthTronics, Inc. to amend certain provisions of the notes payable, related parties. The Note Amendment provides for the extension of the due date to January 31, 2017. In connection with the Note Amendment, we entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties will bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

In addition, in connection with the Note Amendment, we issued to HealthTronics, Inc. on June 15, 2015, an aggregate total of 3,310,000 warrants (the “Class K Warrants”) to purchase shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.55 per share, subject to certain anti-dilution protection. Each Class K Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after ten years.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. The amendments in this ASU should help reduce the diversity in the timing and content of disclosures in the notes to the financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU provides guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. The Company will adopt this guidance in the first quarter of fiscal 2016. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU provides guidance that simplifies the presentation of deferred income taxes. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the most leases on the balance sheet. The provisions of this guidance are effective for the annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Due to the fact that our assets are, to an extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation affects such expenses as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable during the period of time that we are bringing the product candidates to market. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2015. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting,” which were previously reported in the prior year, are still in the process of being remediated below as described below under “Management’s Plan to Remediate Material Weakness.”

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

Management, with the participation of the Acting Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

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

Management’s Plan to Remediate Material Weakness

Management has developed a remediation plan to address the material weakness related to its processes and procedures surrounding the accounting for complex financial instruments and derivatives. Implementation of the remediation plan is in process and consists of, among other things, redesigning the procedures to enhance its identification, capture, review, approval and recording of contractual terms included in contractual debt and equity arrangements. Management is also pursuing obtaining additional interpretive guidance on identifying and accounting for complex financial instruments and derivatives as well as engaging, as necessary, an outside consultant to assist in the application of United States GAAP to complex transactions, including the accounting for derivatives. These measures are intended both to address the identified material weakness and to enhance our overall internal control environment. While management has completed the design of these controls, management has not yet had an instance to test the operating effectiveness of these enhanced internal controls.

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

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting that occurred during the period covered by this report that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Management has designed changes to its controls as discussed above in Management’s Plan to Remediate Material Weakness, however, management has not yet had an instance to test the operating effectiveness of these changes.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position Held
Kevin A. Richardson, II	47	Director, Chairman and Acting Chief Executive Officer
Lisa E. Sundstrom	46	Chief Financial Officer
Peter Stegagno	56	Vice President, Operations
Iulian Cioanta, PhD	53	Vice President, Research and Development
John F. Nemelka	50	Director
Alan L. Rubino	61	Director

Kevin A. Richardson, II joined the Company as chairman of the board of directors in October of 2009 and joined SANUWAVE, Inc. as chairman of the board of directors in August of 2005. In November 2012, upon the resignation of the Company’s former President and Chief Executive Officer, Christopher M. Cashman, Mr. Richardson assumed the role of Active Chief Executive Officer, in addition to remaining Chairman of the Board, through the hiring of Mr. Chiarelli in February 2013. In April 2014, Mr. Richardson assumed the role of Co-Chief Executive Officer. When Mr. Chiarelli departed the Company in 2014, Mr. Richardson again assumed the role as Acting Chief Executive Officer. Mr. Richardson brings to our board of directors a broad array of financial knowledge for healthcare and other industries. Since 2004, Mr. Richardson served as managing partner of Prides Capital LLC, an investment management firm, until its liquidation in September 2015.

Lisa E. Sundstrom joined the Company as Controller in October of 2006, and in August of 2015, assumed the responsibilities of Interim Chief Financial Officer. In December 2015, Ms. Sundstrom was promoted to Chief Financial Officer. Ms. Sundstrom has extensive financial accounting experience with Automatic Data Processing (ADP) and Mitsubishi Consumer Electronics. She began her career with a small public accounting firm, Carnevale & Co., P.C., was Senior Accountant at Mitsubishi Consumer Electronics responsible for the close process and was Accounting Manager for the Benefit Services division of ADP and assisted in the documentation of internal controls for Sarbanes-Oxley compliance. Ms. Sundstrom holds a Bachelor of Science in Accounting from the State University of New York at Geneseo.

Peter Stegagno joined the Company as Vice President, Operations in March 2006. Mr. Stegagno brings to the Company sixteen years experience in the medical device market encompassing manufacturing, design and development, quality assurance and international and domestic regulatory affairs. He most recently served as Vice President of Quality and Regulatory Affairs for Elekta, and other medical device companies including Genzyme Biosurgery. Before focusing on the medical field, Mr. Stegagno enjoyed a successful career encompassing production roles in the space industry, including avionics guidance systems for military applications and control computers for the space shuttle. Mr. Stegagno graduated from Tufts University with a Bachelor of Science degree in Chemical Engineering.

Iulian Cioanta, PhD joined the Company in June 2007 as Vice President of Research and Development. Dr. Cioanta most recently served as Business Unit Manager with Cordis Endovascular, a Johnson & Johnson company. Prior to that, Dr. Cioanta worked as Director of Development Engineering with Kensey Nash Corporation, Research Manager at AgroMed Inc. and Project Manager and Scientist with the Institute for the Design of Research Apparatus. Dr. Cioanta also worked in academia at Polytechnic University of Bucharest in Romania, Leicester University in the United Kingdom and Duke University in the United States. Dr. Cioanta received a Master of Science degree in Mechanical Engineering and Technology form the Polytechnic University of Bucharest and he earned his PhD degree in Biomedical Engineering from Duke University in the field of extracorporeal shock wave lithotripsy.

John F. Nemelka joined the Company as a member of the board of directors in October of 2009 and joined SANUWAVE, Inc. as a member of the board of directors in August of 2005. Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and served as its Managing Principal since its incorporation in July 2001 until its liquidation in December 2015. From 1997 to 2000, he was a Principal at Graham Partners, a private investment firm and affiliate of the privately-held Graham Group. From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group.  Mr. Nemelka brings to our board of directors a diverse background with both financial and operations experience. He holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania.

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

The Board of Directors

Recent Developments

The Company’s current board of directors consists of three members, one of whom has been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The Company expects to add additional independent directors in 2016.

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

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. The Company’s current board of directors consists of three members, only one of whom has been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The board of directors has determined that Mr. Richardson and Mr. Nemelka are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add additional independent directors in 2016.

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

Audit Committee

The current members of the Company’s audit committee are Kevin A. Richardson, II, John F. Nemelka and Alan L. Rubino. Mr. Richardson, who chairs the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC. Pursuant to the Company’s Audit Committee Charter, the audit committee is required to consist of at least two independent directors. The Company currently only has one independent director. The Company expects to add additional independent directors to the board of directors in 2016.

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

Compensation Committee

The current members of the Company’s compensation committee are Kevin A. Richardson, II, John F. Nemelka and Alan L. Rubino. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers. Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors. The Company currently only has one independent director. The Company expects to add additional independent directors to the board of directors in 2016.

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

Nominating and Corporate Governance Committee

The current members of the Company’s nominating and corporate governance committee are Kevin A. Richardson, II, John F. Nemelka and Alan L. Rubino. Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors. The Company currently only has one independent director. The Company expects to add additional independent directors to the board of directors in 2016.

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2015, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2015 and 2014

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(h)	(i)	(j)

Kevin A. Richardson, II	2015	$120,000	(1)	-	$79,524	(3)	-	-	-	-	$199,524
Chairman of the Board and Acting Chief Executive Officer (principal executive officer)	2014	$90,000	(1)	-	-		-	-	-	-	$90,000

Lisa E. Sundstrom (2)	2015	$111,587		-	$53,016	(3)	-	-	-	$11,895	$176,498
Chief Financial Officer (principal financial officer)	2014	$99,419		$10,000	$11,917	(3)	-	-	-	$12,237	$133,573

Peter Stegano	2015	$200,000		-	$53,016	(3)	-	-	-	$13,852	$266,868
Vice President, Operations	2014	$189,000		-	$23,833	(3)	-	-	-	$17,962	$230,795

Iulian Cioanta	2015	$200,000		$-	$53,016	(3)	-	-	-	$17,514	$270,530
Vice President, Research and Development	2014	$181,375		$-	$23,833	(3)	-	-	-	$18,103	$223,311

Barry J. Jenkins	2015	$143,160	(5)	-	-		-	-	-	$10,234	$153,394
Chief Financial Officer and COO	2014	$245,417		-	$23,833	(3)	-	-	-	$18,178	$287,428

(1) Mr. Richardson has been the Company's Chairman of the Board since the Company's inception. In April 2014, Mr. Richardson assumed the role of Co-Chief Executive Officer and was paid $10,000 per month thereafter.

(2) Ms. Sundstrom was named Interim Chief Financial Officer as of July 31, 2015 and named Chief Financial Officer in December 2015.

(3) This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.

(4) Includes health, dental, life and disability insurance premiums and 401(k) matching contributions.

(5) Mr. Jenkins resigned as Chief Financial Officer and COO as of July 31, 2015.

Employment Agreements

Barry J. Jenkins

General Terms. Barry Jenkins is the former Chief Financial Officer of the Company. Mr. Jenkins joined the Company to serve as the Chief Financial Officer commencing on April 10, 2006 with no specific duration. Mr. Jenkins is no longer employed by the Company as of July 31, 2015.

Pursuant to his employment agreement, Mr. Jenkins was entitled to an annual base salary of $205,000, with a performance and compensation review not less often than annually, at which time his compensation was subject to adjustment as determined by the board of directors. With respect to each full fiscal year, Mr. Jenkins was eligible to earn an annual bonus award of 40% of his annual base salary based on the achievement of certain performance goals established by the board of directors and generally consistent with the Company’s budget and performance goals established for other management employees. Mr. Jenkins was also entitled to participate in the Company’s employee benefit plans (other than annual bonus and incentive plans). The employment agreement contained an agreement not to compete, which covered the term of employment and two years thereafter, and a confidentiality provision, which is indefinite.

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

Termination. Mr. Jenkins’ employment was subject to termination by either party at any time and for any reason; provided that Mr. Jenkins was required to give the Company at least 30 days advance written notice of any resignation. If Mr. Jenkins were terminated by the Company for cause or resigned without good reason, he would have been entitled to receive his (1) base salary through the termination date, (2) any annual bonus earned, but unpaid as of the date of termination for the immediately preceding fiscal year, (3) reimbursement for certain unreimbursed business expenses, and (4) such employee benefits to which he might be entitled under the employee benefit plans of the Company. If Mr. Jenkins were terminated by the Company without cause or resigned for good reason, he would have been entitled to receive all of the above plus (1) subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, continued payment of the base salary until six months following the date of termination, and (2) continued coverage of him and his beneficiaries under the Company’s health insurance programs for a period of up to six months.

Change of Control. In addition to any other termination benefits that Mr. Jenkins was be entitled to receive, if a change of control occurs, then subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, Mr. Jenkins would have been entitled to receive 100% accelerated vesting of his options.

Stock Incentive Plan

On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”). On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to three years, and have a maximum ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company. The Stock Incentive Plan had 12,500,000 shares of common stock reserved for grant at December 31, 2015 and had 8,500,000 shares of common stock reserved for grant at December 31, 2014.

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

On December 31, 2015, there were 3,758,281 shares of common stock available for grant under the Stock Incentive Plan. For the years ended December 31, 2015 and 2014, there were 1,750,000 and 50,000 options, respectively, granted to the Company’s executive officers under the Stock Incentive Plan.

Outstanding Equity Awards at 2015 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2015.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin A. Richardson, II	115,000	(1)	-		-	$0.35	02/21/2023	-	-	-	-
Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	452,381	(3)	-		-	$0.11	10/1/2025	-	-	-	-
	297,619	(3)	-		-	$0.50	10/1/2025	-	-	-	-
Lisa Sundstrom	65,000	(1)	-		-	$0.35	02/21/2023	-	-	-	-
Chief Finanical Officer (principal executive officer)	16,666	(2)	8,334	(2)	-	$0.55	5/7/2024	-	-	-	-
	301,587	(3)	-		-	$0.11	10/1/2025	-	-	-	-
	198,413	(3)	-		-	$0.50	10/1/2025	-	-	-	-
Barry J. Jenkins (4)	-		-		-	-	-	-	-	-	-
(Chief Financial Officer and COO)	-		-		-	-	-	-	-	-	-

(1) On February 21, 2013, the Company, by mutual agreement with all active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. The Company cancelled 15,000 options which were previously granted to Mr. Richardson. The Company granted Mr. Richardson 115,000 options on February 21, 2013 which vests one-third at grant date, one-third on February 21, 2014 and one-third on February 21, 2015.

(2) The Company granted Ms. Sundstrom 25,000 options on May 7, 2014 which vests one-third at grant date, one-third on May 7, 2015 and one-third on May 7, 2016.

(3) The Company granted Mr. Richardson 750,000 options and Ms. Sundstrom 500,000 options on October 1, 2015 which vests at grant date.

(4) Mr. Jenkins terminated his employment with the company on July 31, 2015 and forfeited all of his options.

Director Compensation Table for Fiscal 2015

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Kevin A. Richardson, II (1)	$16,000	-	$79,524	-	-	-	$95,524

John F. Nemelka	$16,000	-	$26,508	-	-	-	$42,508

Alan L. Rubino	$16,000	-	$26,508	-	-	-	$42,508

(1) Mr. Richardson has been the Company's Chairman of the Board since the Company's inception. In April 2014, Mr. Richardson assumed the role of Co-Chief Executive Officer and was paid $10,000 per month thereafter.

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2015: Kevin A. Richardson, II – 865,000, John F. Nemelka – 365,000 and Alan L. Rubino – 350,000.

Discussion of Director Compensation

Effective January 1, 2013, the Company began to compensate its three outside directors at an annual rate of $16,000 each. On October 1, 2015, the Company issued 452,381 options to purchase the Company’s common stock at $0.11 per share and 297,619 options to purchase the Company’s common stock at $0.50 per share to non-employee director Kevin A. Richardson, II and the Company issued 150,795 options to purchase the Company’s common stock at $0.11 per share and 99,205 options to purchase the Company’s common stock at $0.50 per share to non-employee directors John F. Nemelka and Alan L. Rubino. On September 3, 2013, the Company issued 100,000 options to purchase the Company’s common stock at $0.65 per share to non-employee director Alan L. Rubino. On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. Kevin A. Richardson, II, and John F. Nemelka, each cancelled 15,000 options and were each issued 115,000 options at an exercise price of $0.35 per share.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 25, 2016, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

	Number of Shares	Percent of
	Beneficially	Shares
Name of Beneficial Owner (1)	Owned (2)	Outstanding
Kevin A. Richardson, II (3)	9,856,240	10.1%
John F. Nemelka (4)	1,896,773	2.0%
Alan Rubino (5)	350,000	0.3%
Lisa E. Sundstrom (6)	590,000	0.6%
All directors and executive officers as a group (4 persons)	12,693,013	13.0%
5% Beneficial Owner:
Jerome Gildner (7)	13,333,334	13.0%
RA Capital Healthcare Fund, L.P. (8)	6,885,346	7.1%
Prides Capital Fund I, LP (9)	6,467,733	6.7%

(1) Unless otherwise noted, each beneficial owner has the same address as us.

(2) Applicable percentage ownership is based on 96,000,308 shares of common stock outstanding as of March 23, 2016, “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of March 23, 2016. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(3) Includes options to purchase up to 865,000 shares of common stock and warrants to purchase up to 218,947 shares of common stock. In addition, this amount includes 5,805,371 shares of common stock and warrants to purchase 662,362 shares of common stock owned directly by Prides Capital Fund I, L.P. Prides Capital Partners LLC is the general partner of Prides Capital Fund I, L.P. and Mr. Richardson is the controlling shareholder of Prides Capital Partners LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. Richardson has also been deputized by Prides Capital Partners LLC to serve on the board of directors of the Company. Mr. Richardson disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(4) Includes options to purchase up to 365,000 shares of common stock. In addition, this amount includes warrants to purchase 16,702 shares of common stock owned directly by NightWatch Capital Partners II, L.P. NightWatch Capital Management, LLC, is the general partner of NightWatch Capital Partners II, L.P. and Mr. John Nemelka is the controlling shareholder of NightWatch Capital Management LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. John Nemelka has also been deputized by NightWatch Capital Management LLC to serve on the board of directors of the Company. Mr. John Nemelka disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(5) Consists of options to purchase up to 350,000 shares of common stock.

(6) Consists of options to purchase up to 590,000 shares of common stock.

(7) Based on records of the Company.

(8) Shares reported herein for RA Capital Healthcare Fund, L.P. represent 5,291,451 shares of common stock issued upon the conversion of Series A Warrants held of record by the fund. Shares reported herein for RA Capital Management, LLC represent (a) the above-referenced shares of common stock issuable upon the conversion of certain warrants as reported for RA Capital Healthcare Fund, L.P. for which RA Capital Management, LLC serves as the sole general partner, and (b) 1,007,895 shares of shares of common stock issued upon the conversion of Series A Warrants held in a separately managed account for Blackwell Partners, LLC for which RA Capital Management, LLC serves as investment adviser. Each of the Reporting Persons disclaims beneficial ownership of the shares reported herein except to the extent of its or his pecuniary interest therein. The principal business office of the Reporting Persons is c/o RA Capital Management, LLC, 20 Park Plaza, Suite 1200, Boston, MA 02116.

(9) Based solely on information contained in filings on Schedule 13D, as amended, made with the SEC by the reporting person and on records of the Company. Includes warrants to purchase 662,362 shares of common stock. The principal business address of Prides Capital Fund, I, LP is 100 Cummings Center, Suite 324C, Beverly, MA 01915. Kevin A. Richardson, II, has voting and dispositive power over the securities. See footnote (3).

Securities Authorized for Issuance Under Equity Compensation Plans

Information on securities authorized for issuance under the Company's equity compensation plans can be found in Item 5 under the same caption in this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, for the fiscal years ended December 31, 2015 and 2014, there were no transactions with related persons required to be disclosed in this report.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our principal independent registered public accounting firm, BDO USA, LLP, for the years ended December 31, 2015 and 2014:

Fee Category	2015	2014
Audit fees	$138,712	$133,127
Tax fees	18,005	12,814
Audit related fees	-	-
All other fees	-	-
Total fees	$156,717	$145,941

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

During the course of 2015 and the first quarter of 2016, the audit committee met and held discussions with management and the independent auditors. In the discussions related to the Company’s consolidated financial statements for fiscal year 2015, management represented to the audit committee that such consolidated financial statements were prepared in accordance with United States generally accepted accounting principles. The audit committee reviewed and discussed with management and the independent auditors the audited consolidated financial statements for fiscal year 2015.

In fulfilling its responsibilities, the audit committee discussed with the independent auditors the matters that are required to be discussed by PCAOB Auditing Standards No. 16, Communication with Audit Committees. In addition, the audit committee received from the independent auditors the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the audit committee concerning independence, and the audit committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the audit committee also considered whether the provision of services by the independent auditors not related to the audit of the Company’s financial statements for fiscal year 2015 were compatible with maintaining the independent auditors’ independence. The audit committee’s policy requires that the audit committee approve any audit or permitted non-audit service proposed to be performed by its independent auditors in advance of the performance of such service.

Based upon the audit committee’s discussions with management and the independent auditors and the audit committee's review of the representations of management and the written disclosures and letter of the independent auditors provided to the audit committee, the audit committee recommended to the board of directors that the audited consolidated financial statements for the year ended December 31, 2015 be included in the Company’s Annual Report on Form 10-K, for filing with the SEC.

The Audit Committee

Kevin A. Richardson, II (Chair)
John F. Nemelka
Alan L. Rubino

March 30, 2016

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

SANUWAVE HEALTH, INC.

Dated: March 30, 2016	By:	/s/ Kevin A. Richardson, II
	Name:	Kevin A. Richardson, II
	Title:	Acting Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 30, 2016

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	March 30, 2016

By: /s/ John F. Nemelka Name: John F. Nemelka By: /s/ Alan L. Rubino Name: Alan L. Rubino	Director Director	March 30, 2016 March 30, 2016

EXHIBIT INDEX

Exhibit No.	Description

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

3.6*	Certificate of Amendment to the Articles of Incorporation, dated September 8, 2015.

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company dated January 12, 2016 (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.2	Form of Class B Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.3	Form of Class D Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

4.4	Form of Class E Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

4.5	Form of Series A Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.6	Form of Series B Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.7	Form of 18% Senior Secured Convertible Promissory Note issued by SANUWAVE Health, Inc. to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

4.8	Form of Convertible Promissory Note between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.9	Amendment No. 1 to the Convertible Note Agreement between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.10	Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015).

4.11	Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 17, 2016).

10.1	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).

10.2

Form of Securities Purchase Agreement, by and among the Company and the accredited investors party thereto, dated March 17, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.3	Form of Registration Rights Agreement, by and among the Company and the holders party thereto, dated March 17, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.4

Form of Subscription Agreement for the 18% Convertible Promissory Notes between the Company and the accredited investors a party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.5

Amendment to certain Promissory Notes that were dated August 1, 2005, by and among the Company, SANUWAVE, Inc. and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015.)

10.6	Security Agreement, by and between the Company and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015).

14.1*	Code of Business Conduct and Ethics of SANUWAVE Health, Inc.

21.1*	List of subsidiaries

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SANUWAVE Health, Inc. and Subsidiaries

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of SANUWAVE Health, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SANUWAVE Health, Inc. and Subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (1) to the consolidated financial statements, the Company has suffered recurring losses from operations and is dependent upon future issuances of equity or other financing to fund ongoing operations, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note (1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Atlanta, Georgia

March 30, 2016

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,930	$3,547,071
Accounts receivable, net of allowance for doubtful accounts of $8,963 in 2015 and $15,018 in 2014	74,454	86,404
Inventory, net (Note 3)	284,908	271,871
Prepaid expenses	123,988	128,550
TOTAL CURRENT ASSETS	636,280	4,033,896

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation	4,228	7,840

OTHER ASSETS	11,097	11,106

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 4)	306,756	613,513
TOTAL ASSETS	$958,361	$4,666,355

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$509,266	$231,840
Accrued expenses (Note 5)	359,374	369,456
Accrued employee compensation	241,542	2,226
Interest payable, related parties (Note 6)	239,803	81,864
Notes payable, related parties (Note 6)	-	5,372,743
Warrant liability (Note 2)	138,100	159,626
TOTAL CURRENT LIABILITIES	1,488,085	6,217,755

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 6)	5,348,112	-
TOTAL LIABILITIES	6,836,197	6,217,755

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 0 and 1,165 shares outstanding at December 31, 2015 and 2014, respectively (Note 9)	-	1

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,825 shares authorized; no shares issued and outstanding (Note 9)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized; 63,056,519 issued and outstanding at December 31, 2015; 150,000,000 shares authorized; 60,726,519 issued and outstanding at December 31, 2014 (Note 8)	63,057	60,727

ADDITIONAL PAID-IN CAPITAL	87,086,677	86,584,472

ACCUMULATED DEFICIT	(92,994,408)	(88,184,123)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(33,162)	(12,477)
TOTAL STOCKHOLDERS' DEFICIT	(5,877,836)	(1,551,400)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$958,361	$4,666,355

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2015 and 2014

	2015	2014

REVENUES	$965,501	$847,367

COST OF REVENUES	284,962	219,975

GROSS PROFIT	680,539	627,392

OPERATING EXPENSES
Research and development	2,172,819	3,000,807
General and administrative	2,735,129	3,269,033
Depreciation	3,612	14,286
Amortization	306,757	306,756
Gain on sale of assets	(100,000)	-
TOTAL OPERATING EXPENSES	5,118,317	6,590,882

OPERATING LOSS	(4,437,778)	(5,963,490)

OTHER (INCOME) EXPENSE
Gain on warrant valuation adjustment (Note 2)	58,515	458,857
Interest expense, net	(399,832)	(433,775)
Amortization of debt discount	(12,358)	-
Interest expense on 18% Convertible Promissory Notes (Note 9)	-	(7,168)
Accretion of debt discount on convertible promissory note (Note 9)	-	(12,776)
Loss on foreign currency exchange	(18,832)	(15,728)
TOTAL OTHER EXPENSE	(372,507)	(10,590)

NET LOSS	(4,810,285)	(5,974,080)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(20,685)	(19,165)
TOTAL COMPREHENSIVE LOSS	$(4,830,970)	$(5,993,245)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.08)	$(0.12)

Weighted average shares outstanding - basic and diluted	63,025,202	48,212,910

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2015 and 2014

	Preferred Stock, Series A Convertible		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances as of December 31, 2013	-	$-	37,984,182	$37,984	$76,037,490	$(82,210,043)	$6,688	$(6,127,881)
Net loss	-	-	-	-	-	(5,974,080)	-	(5,974,080)
Shares issued in 2014 Private Placement	6,175	6	6,210,000	6,210	7,998,551	-	-	8,004,767
Shares issued in 18% Convertible Promissory Notes conversion	-	-	1,644,337	1,645	772,549	-	-	774,194
Preferred stock conversion to common stock	(5,010)	(5)	10,020,000	10,020	(10,015)	-	-	-
Shares issued in related party subscription agreement	-	-	3,600,000	3,600	896,400	-	-	900,000
Shares issued for services	-	-	1,208,000	1,208	741,942	-	-	743,150
Shares issued for stock option exercise	-	-	60,000	60	12,540	-	-	12,600
Stock-based compensation - options	-	-	-	-	135,015	-	-	135,015
Foreign currency translation adjustment	-	-	-	-	-	-	(19,165)	(19,165)

Balances as of December 31, 2014	1,165	1	60,726,519	60,727	86,584,472	(88,184,123)	(12,477)	(1,551,400)
Net loss	-	-	-	-	-	(4,810,285)	-	(4,810,285)
Preferred stock conversion to common stock	(1,165)	(1)	2,330,000	2,330	(2,329)	-	-	-
Stock-based compensation - options	-	-	-	-	504,534	-	-	504,534
Foreign currency translation adjustment	-	-	-	-	-	-	(20,685)	(20,685)

Balances as of December 31, 2015	-	$-	63,056,519	$63,057	$87,086,677	$(92,994,408)	$(33,162)	$(5,877,836)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015 and 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,810,285)	$(5,974,080)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities
Amortization	306,757	306,756
Depreciation	3,612	14,286
Change in allowance for doubtful accounts	(6,055)	(28,264)
Stock-based compensation - employees, directors and advisors	504,534	135,015
Stock issued for consulting services	-	743,150
Gain on sale of assets	(100,000)	-
Gain on warrant valuation adjustment	(58,515)	(458,857)
Amortization of debt discount	12,358	-
Accretion of debt discount on a convertible promissory note	-	12,776
Accrued interest on 18% Convertible Promissory Notes	-	7,168
Changes in assets - (increase)/decrease
Accounts receivable - trade	18,005	81,596
Inventory	(13,037)	(25,865)
Prepaid expenses	4,562	(53,530)
Other	9	338
Changes in liabilities - increase/(decrease)
Accounts payable	277,426	(703,188)
Accrued expenses	(10,082)	(494,116)
Accrued employee compensation	239,316	(137,876)
Interest payable, related parties	157,939	(81,865)
Promissory notes - accrued interest	-	(21,813)
NET CASH USED BY OPERATING ACTIVITIES	(3,473,456)	(6,678,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	100,000	-
Purchase of property and equipment	-	(8,859)
NET CASH PROVIDED BY (USED BY) INVESTING ACTIVITIES	100,000	(8,859)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2014 Private Placement, net	-	8,562,500
Proceeds from sale of capital stock - subscription agreement	-	900,000
Proceeds from 18% Convertible Promissory Notes	-	815,000
Proceeds from convertible promissory notes, net	-	325,000
Proceeds from employee stock option exercise	-	12,600
Payments of principal on convertible promissory notes	-	(450,000)
Payments of principal on promissory notes	-	(90,000)
Payments of principal on capital lease	-	(3,951)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	10,071,149

EFFECT OF EXCHANGE RATES ON CASH	(20,685)	(19,165)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,394,141)	3,364,756

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,547,071	182,315
CASH AND CASH EQUIVALENTS, END OF YEAR	$152,930	$3,547,071

SUPPLEMENTAL INFORMATION
Cash paid for interest	$242,904	$539,669

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

1.	Going Concern

As shown in the accompanying consolidated financial statements, SANUWAVE Health, Inc. and subsidiaries (the “Company”) incurred a net loss of $4,810,285 and $5,974,080 during the years ended December 31, 2015 and 2014, respectively, and the net cash used by operating activities was $3,473,456 and $6,678,369, respectively. As of December 31, 2015, the Company had a net working capital deficit of $851,805, total stockholders’ deficit of $5,877,836 and cash and cash equivalents of $152,930. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company does not currently generate significant recurring revenue and will require additional capital during or before the third quarter of 2016. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the third quarter of 2016.

The continuation of the Company’s business is dependent upon raising additional capital during or before the third quarter of 2016 to fund operations. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Summary of significant accounting policies

Description of the business – SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an acoustic pressure shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for indications such as regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue, and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, which is in a supplemental Phase III clinical study for treating diabetic foot ulcers with possible FDA approval in 2016.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

2.	Summary of significant accounting policies (continued)

The significant accounting policies followed by the Company are summarized below:

Foreign currency translation - The functional currencies of the Company’s foreign operations are the local currencies. The financial statements of the Company’s foreign subsidiary have been translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments are reported in other comprehensive income (loss) in the consolidated statements of comprehensive loss and as cumulative translation adjustments in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ deficit.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates – These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimated reserves for inventory, valuation of derivatives, accrued expenses, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation and the estimated fair value of intangible assets.

Cash and cash equivalents - For purposes of the consolidated financial statements, liquid instruments with an original maturity of 90 days or less are considered cash and cash equivalents. The Company maintains its cash in bank accounts which may exceed federally insured limits.

Concentration of credit risk and limited suppliers - Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Two distributors accounted for 37% and 29% of revenues for the year ended December 31, 2015, and 63% and 10% of accounts receivable at December 31, 2015. Two distributors accounted for 26% and 34% of revenues for the year ended December 31, 2014, and 24% and 34% of accounts receivable at December 31, 2014.

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

Years Ended December 31, 2015 and 2014

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

Intangible assets - Intangible assets subject to amortization consist of patents which are recorded at cost. Patents are amortized on a straight-line basis over 11.4 years. The Company regularly reviews intangible assets to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. Factors the Company considers important and could trigger an impairment review include the following:

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

The Company has adopted ASC 820-10, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. The framework that is set forth in this standard is applicable to the fair value measurements where it is permitted or required under other accounting pronouncements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

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

The following table sets forth a summary of changes in the fair value of the derivative liability for the year ended December 31, 2015:

Warrant
Liability
Balance at December 31, 2014	$159,626
New issuances	36,989
Change in fair value	(58,515)
Balance at December 31, 2015	$138,100

The Company accounts for derivative instruments under ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. ASC 815 requires that the Company recognize all derivatives on the balance sheet at fair value. The fair value of the warrant liability is determined based on a lattice solution, binomial approach pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and risk-free interest rate, and therefore is classified within level 3 of the fair value hierarchy.

The Company’s notes payable, related parties had an aggregate outstanding principal balance of $5,348,112, net of $24,631 debt discount at December 31, 2015 and $5,372,743 at December 31, 2014, respectively. Interest accrues on the notes at a rate of eight percent per annum, effective June 15, 2015. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties was $4,844,792 and $5,221,985 at December 31, 2015 and 2014, respectively.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

2.	Summary of significant accounting policies (continued)

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

Income taxes - Income taxes are accounted for utilizing the asset and liability method prescribed by the provisions of ASC 740, Income Taxes, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for the deferred tax assets, including loss carryforwards, when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

A provision of ASC 740, Income Taxes, Accounting for Uncertainty in Income Taxes (FIN 48) specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.

The Company will recognize in income tax expense interest and penalties related to income tax matters. For the years ended December 31, 2015 and 2014, the Company did not have any amounts recorded for interest and penalties.

Loss per share - The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share. Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share. As a result of the net loss for the years ended December 31, 2015 and 2014, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 48,376,071 shares and 60,100,368 shares at December 31, 2015 and 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

2.	Summary of significant accounting policies (continued)

Comprehensive income – ASC 220, Comprehensive Income, Reporting Comprehensive Income establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. The only source of other comprehensive income (loss) for the Company, which is excluded from net income (loss), is foreign currency translation adjustments.

Stock-based compensation - The Company uses the fair value method of accounting prescribed by ASC 718, Compensation – Stock Compensation, Accounting for Stock-Based Compensation for its employee stock option program. Under ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally up to three years).

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

2.	Summary of significant accounting policies (continued)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. The amendments in this ASU should help reduce the diversity in the timing and content of disclosures in the notes to the financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU provides guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. The Company will adopt this guidance in the first quarter of fiscal 2016. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU provides guidance that simplifies the presentation of deferred income taxes. This ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The implementation of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

2.	Summary of significant accounting policies (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the most leases on the balance sheet. The provisions of this guidance are effective for the annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

3.	Inventory

Inventory consists of the following at December 31, 2015 and 2014:

	2015	2014

Inventory - finished goods	$290,623	$263,027
Inventory - parts	87,450	92,744
Gross inventory	378,073	355,771
Provision for losses and obsolescence	(93,165)	(83,900)
Net inventory	$284,908	$271,871

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

4.	Intangible assets

Intangible assets consist of the following at December 31, 2015 and 2014:

	2015	2014

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(3,195,379)	(2,888,622)
Net intangible assets	$306,756	$613,513

Amortization expense was $306,757 and $306,756 for the years ended December 31, 2015 and 2014, respectively. The amortization policies followed by the Company are described in Note 2.

Amortization expense for the future years is summarized as follows:

Years ending December 31,	Amount

2016	306,756
Total	$306,756

The weighted average amortization period for intangible assets is as follows:

	Amount	Weighted Average Period (Years)
Patents	$3,502,135	11.4

5.	Accrued expenses

Accrued expenses consist of the following at December 31, 2015 and 2014:

	2015	2014

Accrued executive severance	$100,000	$100,000
Accrued audit and tax preparation	93,500	55,500
Accrued legal professional fees	76,500	111,600
Accrued outside services	58,813	-
Accrued clinical study expenses	22,777	64,464
Accrued board of director's fees	-	12,000
Accrued other	7,784	25,892
	$359,374	$369,456

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

5.	Accrued expenses (continued)

On November 6, 2012, the Company entered into a Severance and Advisory Agreement (the “Severance Agreement”) with Christopher M. Cashman in connection with his resignation as President and Chief Executive Officer, and a director of the Company. Pursuant to the Severance Agreement, Mr. Cashman will receive, as severance along with other non-cash items, six months of his base salary payable over the following six month period and bonus payments of $100,000 upon each of four bonus payment events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first. The Company achieved three of the four bonus payment events in 2014 and paid $300,000 in accrued executive severance during the year ended December 31, 2014. The accrued executive severance at December 31, 2014 and 2015 represents the unpaid portion of the bonus payments.

6.	Notes payable, related parties

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bear interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest was paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal was due August 1, 2015.

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provides for the extension of the due date to January 31, 2017. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

The notes payable, related parties had an aggregate outstanding principal balance of $5,348,112, net of $24,631 debt discount at December 31, 2015 and $5,372,743 at December 31, 2014, respectively.

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

Accrued interest currently payable totaled $239,803 and $81,864 at December 31, 2015 and 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

6.	Notes payable, related parties (continued)

Maturities on notes payable, related parties are as follows:

Years ending December 31,	Amount

2016	$-
2017	5,372,743
Total	$5,372,743

Interest expense on notes payable, related parties totaled $413,200 and $325,804 for the years ended December 31, 2015 and 2014, respectively.

7.	Income taxes

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

The income tax provision (benefit) from continuing operations consists of the following at December 31, 2015 and 2014:

	2015	2014
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	(1,605,319)	(2,198,311)
State	(176,377)	(241,530)
Foreign	2,419	9,532
Deferred Tax True Up	1,803,402	-
Change in valuation allowance	(24,125)	2,430,309
	$-	$-

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

7.	Income taxes (continued)

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 35% to pretax income (loss) from continuing operations as a result of the following for the years ended December 31, 2015 and 2014:

	2015	2014

Tax expense (benefit) at statutory rate	$(1,683,600)	$(2,090,928)
Increase (reduction) in income taxes resulting from:
State income taxes (benefit), net of federal benefit	(119,778)	(148,758)
Non-deductible gain on warrant valuation adjustment	(19,895)	(156,011)
Income from foreign subsidiaries	12,330	16,615
Deferred tax true up	1,803,402	-
Change in valuation allowance - United States	(24,125)	2,439,841
Other	31,666	(60,759)
Income tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$26,451,449	$24,919,846
Net operating loss carryforwards - foreign	127,578	129,997
Excess of tax basis over book value of property and equipment	20,158	20,685
Excess of tax basis over book value of intangible assets	443,597	439,569
Stock-based compensation	1,834,172	3,447,183
Accrued employee compensation	90,442	37,736
Captialized equity costs	75,471	75,471
Inventory reserve	35,156	31,661
	29,078,023	29,102,148
Valuation allowance	(29,078,023)	(29,102,148)
Net deferred tax assets	$-	$-

During 2015, the Company undertook a detailed review of the Company's deferred taxes and it was determined that some reclassifications and adjustments were needed for stock-based compensation. All adjustments were offset by changes to the Company's valuation allowance and have been reflected in the 2015 year end balances noted above.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

7.	Income taxes (continued)

The federal net operating loss carryforwards at December 31, 2015 will expire as follows:

Years ending December 31,	Amount

2025	$1,376,740
2026	7,291,084
2027	12,280,771
2028	6,922,963
2029	4,816,700
2030	7,667,557
2031	8,816,976
2032	4,768,716
2033	5,413,661
2034	6,663,638
2035	4,077,996
Total	$70,096,802

8.	Equity Transactions

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

8.	Equity Transactions (continued)

Kevin A. Richardson, II, chairman of the board of directors of the Company and now Acting Chief Executive Officer; Joseph Chiarelli, the former Chief Executive Officer of the Company; and, Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, were purchasers in the 2014 Private Placement of $50,000, $40,000 and $50,000, respectively.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

8.	Equity Transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

8.	Equity Transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

8.	Equity Transactions (continued)

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

9.	Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the board of directors.  On March 14, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Nevada Secretary of State. The Certificate of Designation amends the Company’s Articles of Incorporation to designate 6,175 shares of preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a stated value of $1,000 per share. On March 17, 2014, in connection with the 2014 Private Placement, the Company issued 6,175 shares of Series A Convertible Preferred Stock (for a more detailed discussion regarding the 2014 Private Placement, see Note 8).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

9.	Preferred Stock (continued)

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

10.	Warrants

A summary of warrants as of December 31, 2015 and 2014, and the changes during the years ended December 31, 2015 and 2014, is presented as follows:

Warrant class	Outstanding as of December 31, 2013	Issued	Exercised	Expired	Outstanding as of December 31, 2014	Issued	Exercised	Expired	Outstanding as of December 31, 2015

Class A Warrants	1,106,627	-	-	(1,106,627)	-	-	-	-	-
Class B Warrants	1,106,627	-	-	(1,106,627)	-	-	-	-	-
Class E Warrants	3,576,737	-	-	-	3,576,737	-	-	-	3,576,737
Class F Warrants	300,000	-	-	-	300,000	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	1,503,409	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	1,988,095	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	1,043,646	-	-	-	1,043,646
Class J Warrants	-	629,378	-	-	629,378	-	-	-	629,378
Class K Warrants	-	-	-	-	-	3,310,000	-	-	3,310,000
Series A Warrants	-	25,951,421	-	-	25,951,421	-	-	-	25,951,421
Series B Warrants	-	15,570,852	-	-	15,570,852	-	-	(15,570,852)	-
	10,625,141	42,151,651	-	(2,213,254)	50,563,538	3,310,000	-	(15,570,852)	38,302,686

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

10.	Warrants (continued)

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class A Warrants	$4.00	September 2014
Class B Warrants	$8.00	September 2014
Class E Warrants	$4.00	April 2016
Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class J Warrants	$0.44	February 2019
Class K Warrants	$0.55	June 2025
Series A Warrants	$0.50	March 2019
Series B Warrants	$1.50	March 2015

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

The exercise price of the Class J Warrants, Class K Warrants, the Series A Warrants and the Series B Warrants are subject to a “down-round” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price of the warrants.  The Class J Warrants and Class K Warrants may be exercised on a physical settlement or on a cashless basis.  The Series A Warrants and Series B Warrants may be exercised on a physical settlement basis if a registration statement underlying the warrants if effective.  If a registration statement is not effective (or the prospectus contained therein is not available for use) for the resale by the holder of the Series A Warrants or Series B Warrants, then the holder may exercise the warrants on a cashless basis. The Series B Warrants expired in March 2015.

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

In June 2015, the Company, in connection with the Note Amendment (Note 7), issued to HealthTronics, Inc. an aggregate total of 3,310,000 Class K Warrants to purchase shares of the Company’s common stock, $0.001 par value, at an exercise price of $0.55 per share, subject to certain anti-dilution protection. Each Class K Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after ten years.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

10.	Warrants (continued)

The Class J Warrants, the Class K Warrants, the Series A Warrants and the Series B Warrants are derivative financial instruments. The estimated fair value of the Class J Warrants at the date of grant was $12,776. The related debt discount was accreted to interest expense through the maturity date of the related note. The estimated fair value of the Class K Warrants at the date of grant was $36,989 and recorded as debt discount, which is accreted to interest expense through the maturity date of the related notes payable, related parties. The estimated fair values of the Series A Warrants and the Series B Warrants at the date of grant were $557,733 for the warrants issued in conjunction with the 2014 Private Placement and $47,974 for the warrants issued in conjunction with the 18% Convertible Promissory Notes. The fair value of the Series A Warrants and Series B Warrants were recorded as equity issuance costs in 2014, a reduction of additional paid-in capital. Prior to the fourth quarter of 2014, these warrants were not treated as derivative financial instruments and recorded at fair value. Accordingly, during the fourth quarter 2014, we recorded an adjustment to reduce interest expense by $327,088 and reflect a gain on the fair value adjustment for the warrants of $458,857 to reflect the annual activity for these instruments. The amounts were not significant to any of the previously reported quarterly condensed consolidated financial statements. The Series B Warrants expired unexercised in March 2015.

The estimated fair values were determined using a binomial option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities. Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants and the volatility of the Company’s common stock price.

11.	Commitments and contingencies

Operating Leases

The Company leases office and storage space. Rent expense for the years ended December 31, 2015 and 2014, was $155,926 and $132,814, respectively. The Company amended the lease on November 1, 2015 to remain in the current space on a month-to-month basis.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

12.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At December 31, 2015 and 2014 the Stock Incentive Plan reserved a total of 12,500,000 and 8,500,000, respectively, shares of common stock for grant.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

12.	Stock-based compensation (continued)

On October 1, 2015, the Company granted to the active employees and members of the board of directors options to purchase 1,900,000 shares of common stock at an exercise price of $0.11 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.11 resulting in compensation expense of $209,000. Compensation cost was recognized upon grant.

On October 1, 2015, the Company granted to the active employees, members of the board of directors and members of the Medical Advisory Board options to purchase 1,450,000 shares of common stock an exercise price of $0.50 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.10 resulting in compensation expense of $145,000. Compensation cost was recognized upon grant.

On August 13, 2015, Mr. Chiarelli and the Company entered into a confidential settlement agreement in response to an action filed against the Company by Mr. Chiarelli. The settlement agreement contains the entire understanding and complete agreement of the parties involved with respect to the circumstances, matters, events and transactions that were a subject of the action. A part of the settlement was the issuance of stock options. Using the Black-Scholes option pricing model, management has determined that the options had a fair value resulting in compensation expense of $98,100. Compensation cost was recognized upon grant.

On April 28, 2015, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.55 per share in place of an annual cash consulting fee for calendar year 2015. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.11 resulting in compensation expense of $11,107. Compensation cost was recognized over the requisite service period in calendar year 2015.

On September 4, 2014, the Company granted two members of the Company’s Medical Advisory Board each options to purchase 75,000 shares of the Company’s common stock at an exercise price of $0.55 per share in place of an annual cash consulting fee for calendar year 2014. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.24 resulting in compensation expense of $35,625. Compensation cost was recognized over the requisite service period in calendar year 2014.

On May 7, 2014, the Company granted to the active employees options to purchase 900,000 shares of common stock at an exercise price of $0.55 per share. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.48 resulting in compensation expense of $429,001. Compensation cost is being recognized over the requisite service period.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

12.	Stock-based compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended December 31, 2015 and 2014:

	2015	2014
Weighted average expected life in years	5.0	5.4
Weighted average risk free interest rate	1.42%	1.81%
Weighted average volatility	120.63%	136.11%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

For the years ended December 31, 2015 and 2014, the Company recognized $504,534 and $135,015, respectively, as compensation cost related to options granted. The remaining compensation cost will be recognized as follows:

Unrecognized
Compensation
Years ending December 31,	Cost

2016	$6,000
Total	$6,000

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

12.	Stock-based compensation (continued)

A summary of option activity as of December 31, 2015 and 2014, and the changes during the years ended December 31, 2015 and 2014, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2013	8,366,830	$1.17
Granted	1,050,000	$0.55
Exercised	(60,000)	$0.21
Cancelled	-	$-
Forfeited or expired	(2,150,000)	$0.41
Outstanding at December 31, 2014	7,206,830	$1.31
Granted	4,950,000	$0.35
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	(2,083,445)	$2.39
Outstanding at December 31, 2015	10,073,385	$0.62

Vested and exercisable at December 31, 2015	9,898,383	$0.62

The range of exercise prices for options was $0.11 to $2.00 for options outstanding at December 31, 2015 and 2014. The aggregate intrinsic value for outstanding options was $0 at December 31, 2015 and 2014. The aggregate intrinsic value for all vested and exercisable options was $0 at December 31, 2015 and 2014.

The weighted average remaining contractual term for outstanding exercisable stock options is 7.46 years and 6.43 years as of December 31, 2015 and 2014, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

12.	Stock-based compensation (continued)

A summary of the Company’s nonvested options as of December 31, 2015 and 2014, and changes during the years ended December 31, 2015 and 2014, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2013	3,254,092	$0.35
Granted	1,050,000	$0.55
Vested	(1,464,551)	$0.41
Cancelled	-	$-
Forfeited or expired	(1,924,999)	$0.39
Outstanding at December 31, 2014	914,542	$0.37
Granted	4,950,000	$0.35
Vested	(5,672,874)	$0.36
Cancelled	-	$-
Forfeited or expired	(16,666)	$0.55
Outstanding at December 31, 2015	175,002	$0.36

13.	Changes in other comprehensive income (loss)

A summary of the amounts recognized in other comprehensive income (loss) as of December 31, 2015 and 2014, and changes during the years then ended, is presented as follows:

	Currency Translations	Total

Balance, at December 31, 2013	$6,688	$6,688
Net change in other comprehensive loss	(19,165)	(19,165)
Balance, at December 31, 2014	(12,477)	(12,477)
Net change in other comprehensive loss	(20,685)	(20,685)
Balance, at December 31, 2015	$(33,162)	$(33,162)

14.	Segment and geographic information

The Company has one line of business with revenues being generated from sales in Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States. All significant assets are located in the United States.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

15.	Subsequent events

2016 Equity Offering

On March 11, 2016, in conjunction with an equity offering of securities (the “2016 Equity Offering”) with select accredited investors, the Company issued an aggregate of 25,495,835 shares of common stock for an aggregate purchase price of $1,529,750. The mandatory prepayment of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company has been waived by HealthTronics, Inc. for this 2016 Equity Offering.

The Company, in connection with the 2016 Equity Offering, issued to the investors an aggregate of 25,495,835 warrants (the “Class L Warrants”) to purchase shares of common stock at an exercise price of $0.08 per share. Each Class L Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on March 17, 2019.

Pursuant to the terms of a Registration Rights Agreement that the Company entered with the investors in connection with the 2016 Equity Offering, the Company is required to file a registration statement that covers the shares of common stock and the shares of common stock issuable upon exercise of the Class L Warrants. The failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.

Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Equity Offering of $100,000.

$58,300 Convertible Promissory Notes and Warrants

On February 1, 2016, the Company entered into a financing transaction for the sale of an 8% Convertible Promissory Note (the “$58,300 Convertible Note”) and warrants (the “Class M Warrants”) in the principal amount of $58,300 each, with gross proceeds of $50,000 to the Company after payment of a 10% original issue discount and related professional expenses. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D thereunder. The Company did not utilize any form of general solicitation or general advertising in connection with the offering. The $58,300 Convertible Note was offered and sold to two accredited investors.

The $58,300 Convertible Note and Class M Warrants were issued pursuant to the terms of a purchase agreement among the Company and the Investors. The convertible note is an unsecured obligation of the Company and, unless earlier redeemed, matures on August 1, 2016. The Company has the right to prepay the convertible note and accrued interest during the first sixty (60) days following the date of issuance. During that time, the amount of any prepayment during the first sixty (60) days is 120% of the outstanding amounts owed, and the amount of the prepayment increases every subsequent thirty (30) days. Each Class M Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire February 21, 2021.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

15.	Subsequent events (continued)

The $58,300 Convertible Note is convertible, at any time from the issuance date, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of 30% of the lowest reported sale price of the Company’s common stock for the 20 trading days immediately prior to (i) the date of the purchase agreement or (ii) the voluntary conversion date. The Company is evaluating the accounting for the Convertible Note.

Series A Warrant Conversion

On January 13, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain beneficial owners (the “Investors”) of Series A warrants (the “Warrants”) to purchase shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), pursuant to which the Investors exchanged (the “Exchange”) all of their respective Warrants for either (i) shares of Common Stock or (ii) shares of Common Stock and shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value (the “Preferred Stock”).

The Exchange was based on the following exchange ratio (the “Exchange Ratio”): 1 Series A Warrant = 0.4685 shares of capital stock. Investors who, as a result of the Exchange, owned in excess of 9.99% (the “Ownership Threshold”) of the outstanding Common Stock, received a mixture of Common Stock and shares of Preferred Stock. They received Common Stock up to the Ownership Threshold, and received shares of Preferred Stock beyond the Ownership Threshold (but the total shares of Common Stock and Preferred Stock issued to such holders was still based on the same Exchange Ratio). The relative rights, preferences, privileges and limitations of the Preferred Stock are as set forth in the Company’s Certificate of Designation of Series B Convertible Preferred Stock, which was filed with the Secretary of State of the State of Nevada on January 12, 2016 (the “Series B Certificate of Designation”).

In the Exchange an aggregate number of 23,701,428 Warrants were exchanged for 7,447,954 shares of Common Stock and 293 shares of Preferred Stock. Pursuant to the Series B Certificate of Designation, each of the Preferred Stock shares is convertible into shares of Common Stock at an initial rate of 1 Preferred Stock share for 12,500 Common Stock shares, which conversion rate is subject to further adjustment as set forth in the Series B Certificate of Designation. Pursuant to the terms of the Series B Certificate of Designation, the holders of the Preferred Stock shares will generally be entitled to that number of votes as is equal to the number of shares of Common Stock into which the Preferred Stock may be converted as of the record date of such vote or consent, subject to the Beneficial Ownership Limitation.

In connection with entering into the Exchange Agreement, the Company also entered into a Registration Rights Agreement, dated January 13, 2016, with the Investors. The Registration Rights Agreement requires that the Company file with the SEC a registration statement to register for resale the shares of the Common Stock issued in connection with the Exchange and the Common Stock issuable upon conversion of the Preferred Stock shares (the “Preferred Stock Conversion Shares”).