Form 10-Q
period 2016-03-31
SANUWAVE Health, Inc.
filed 2016-05-16
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016, there were issued and outstanding 104,178,421 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, clinical trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 30, 2016.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$604,135	$152,930
Accounts receivable, net of allowance for doubtful accounts of $10,015 in 2016 and $8,963 in 2015	46,032	74,454
Inventory	258,495	284,908
Prepaid expenses	147,518	123,988
TOTAL CURRENT ASSETS	1,056,180	636,280

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation	3,392	4,228

OTHER ASSETS	11,191	11,097

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 4)	230,067	306,756
TOTAL ASSETS	$1,300,830	$958,361

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$356,244	$509,266
Accrued expenses (Note 5)	252,003	359,374
Accrued employee compensation	286,155	241,542
Interest payable, related parties (Note 6)	182,968	239,803
Notes payable, related parties (Note 6)	5,353,806	-
Promissory notes payable (Note 7)	100,601	-
Warrant liability (Note 11)	122,800	138,100
TOTAL CURRENT LIABILITIES	6,654,577	1,488,085

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 6)	-	5,348,112
TOTAL LIABILITIES	6,654,577	6,836,197

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 0 shares outstanding in 2016 and 2015 (Note 10)	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001, 293 authorized; 293 shares issued and 293 and 0 shares outstanding in 2016 and 2015, respectively (Note 10)	-	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,532 shares authorized; no shares issued and outstanding (Note 10)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized; 96,000,308 and 63,056,519 issued and outstanding in 2016 and 2015, respectively (Note 9)	96,000	63,057

ADDITIONAL PAID-IN CAPITAL	89,299,427	87,086,677

ACCUMULATED DEFICIT	(94,718,984)	(92,994,408)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(30,190)	(33,162)
TOTAL STOCKHOLDERS' DEFICIT	(5,353,747)	(5,877,836)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,300,830	$958,361

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

REVENUES	$269,324	$210,452

COST OF REVENUES	73,181	58,818

GROSS PROFIT	196,143	151,634

OPERATING EXPENSES
Research and development	309,955	634,623
General and administrative	499,132	566,292
Depreciation	836	925
Amortization	76,689	76,689
TOTAL OPERATING EXPENSES	886,612	1,278,529

OPERATING LOSS	(690,469)	(1,126,895)

OTHER INCOME (EXPENSE)
Gain on sale of assets	1,000	-
Gain(loss) on warrant valuation adjustment (Note 11)	(797,697)	56,026
Interest expense, net	(154,187)	(79,344)
Amortization of debt issuance costs	(74,549)	-
Amortization of debt discount	(5,694)	-
Loss on foreign currency exchange	(2,980)	(8,902)
TOTAL OTHER EXPENSE	(1,034,107)	(32,220)

NET LOSS	(1,724,576)	(1,159,115)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,972	(12,718)
TOTAL COMPREHENSIVE LOSS	$(1,721,604)	$(1,171,833)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	75,220,485	62,931,250

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,724,576)	$(1,159,115)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities
Amortization	76,689	76,689
Depreciation	836	925
Change in allowance for doubtful accounts	1,052	2,346
Stock-based compensation - employees, directors and advisors	4,500	27,827
(Gain) Loss on warrant valuation adjustment	873,118	(56,026)
Gain on sale of property and equipment	(1,000)	-
Amortization of debt issuance costs	74,549	-
Amortization of debt discount	5,694	-
Changes in assets - (increase)/decrease
Accounts receivable - trade	27,370	16,561
Inventory	26,413	5,012
Prepaid expenses	(23,530)	(19,172)
Other	(94)	(80)
Changes in liabilities - increase/(decrease)
Accounts payable	(153,022)	(27,492)
Accrued expenses	(107,371)	(8,945)
Accrued employee compensation	44,613	63,108
Interest payable, related parties	(56,835)	(1,792)
Promissory notes - accrued interest	(79,948)	-
NET CASH USED BY OPERATING ACTIVITIES	(1,011,542)	(1,080,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2016 Equity Offering, net	1,352,775	-
Proceeds from convertible promissory notes, net	106,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,458,775	-

EFFECT OF EXCHANGE RATES ON CASH	2,972	(12,718)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	451,205	(1,092,872)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,930	3,547,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$604,135	$2,454,199

SUPPLEMENTAL INFORMATION
Cash paid for interest	$209,549	$81,864

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1.	Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an acoustic pressure shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for indications such as regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies will be submitted to the FDA, after our in-person meeting to discuss the submission strategy, for possible approval in 2016.

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

2.	Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during or before the third quarter of 2016. As of March 31, 2016, the Company had an accumulated deficit of $94,718,984 and cash and cash equivalents of $604,135. For the three months ended March 31, 2016 and 2015, the net cash used by operating activities was $1,011,542 and $1,080,154, respectively. The Company incurred a net loss of $1,724,576 for the three months ended March 31, 2016 and a net loss of $4,810,285 for the year ended December 31, 2015. The operating losses create an uncertainty about the Company’s ability to continue as a going concern.

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

March 31, 2016

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Significant Accounting Policies

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

3.	Summary of Significant Accounting Policies (continued)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. The amendments in this ASU should help reduce the diversity in the timing and content of disclosures in the notes to the financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-15 on the consolidated financial statements and has not yet determined the timing at which the Company will adopt the standard.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU provides guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. The Company adopted this guidance in the first quarter of fiscal 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the most leases on the balance sheet. The provisions of this guidance are effective for the annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the pending adoption on the Company’s financial position or results of operations.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 31, 2016. Early adoption is permitted for an entity in an interim or annual period. We are currently evaluating the effect that the updated standard will have on our financial statements, but expect the guidance will add modest volatility in our equity-based compensation expense, provision for income taxes, and net income (loss).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

4.	Intangible assets

Intangible assets consist of the following:

	March 31, 2016	December 31, 2015

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(3,272,068)	(3,195,379)
Net intangible assets	$230,067	$306,756

The aggregate amortization charged to operations was $76,689 for the three months ended March 31, 2016 and 2015.

5.	Accrued expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015

Accrued former executive payment	$100,000	$100,000
Accrued outside services	29,828	58,813
Accrued directors and advisors fees	27,000	-
Accrued audit and tax preparation	23,376	93,500
Accrued clinical study expenses	19,773	22,777
Accrued legal professional fees	15,250	76,500
Accrued other	36,776	7,784
	$252,003	$359,374

6.	Notes payable, related parties

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

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provides for the extension of the due date to January 31, 2017. In the period ending March 31, 2016, the Company reclassified the outstanding principal balance from non-current liabilities to current liabilities. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties will bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

The notes payable, related parties had an aggregate outstanding principal balance of $5,353,806, net of $18,937 debt discount at March 31, 2016 and $5,348,112, net of $24,631 debt discount at December 31, 2015, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

6.	Notes payable, related parties (continued)

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

Accrued interest currently payable totaled $182,968 and $239,803 at March 31, 2016 and December 31, 2015, respectively. Interest expense on notes payable, related parties totaled $152,713 and $80,072 for the three months ended March 31, 2016 and 2015, respectively.

7.	Promissory notes payable

On February 1, 2016, the Company entered into a financing transaction for the sale of an 8% Convertible Promissory Note (the “$58,300 Convertible Note”) and warrants (the “Class M Warrants”) in the principal amount of $58,300 each, with gross proceeds of $53,000 to the Company after payment of a 10% original issue discount and related professional expenses. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D thereunder. The Company did not utilize any form of general solicitation or general advertising in connection with the offering. The $58,300 Convertible Note was offered and sold to two accredited investors, with gross proceeds of $106,000 to the Company.

The $58,300 Convertible Note and Class M Warrants were issued pursuant to the terms of a purchase agreement among the Company and the Investors. The convertible note is an unsecured obligation of the Company and, unless earlier redeemed, matures on August 1, 2016. The Company has the right to prepay the convertible note and accrued interest during the first sixty (60) days following the date of issuance. During that time, the amount of any prepayment during the first sixty (60) days is 120% of the outstanding amounts owed, and the amount of the prepayment increases every subsequent thirty (30) days. Each Class M Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on February 21, 2021.

The $58,300 Convertible Note is convertible, at any time from the issuance date, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of 30% of the lowest reported sale price of the Company’s common stock for the 20 trading days immediately prior to (i) the date of the purchase agreement or (ii) the voluntary conversion date.

The $58,300 Convertible Note contained put options that may require the Company to repay the debt before its maturity. The $58,300 Convertible Note holder has rights to demand repayment in the event of defaults. However, since the put is contingent on an event of default, and no principal is due until maturity, the likelihood of the other default provision is considered to be very remote especially given the term of the $58,300 Convertible Note is six months.

The promissory notes payable had an aggregate outstanding balance of $100,601, net of $17,473 debt issuance costs at March 31, 2016.

8.	Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At March 31, 2016, the Company had federal net operating loss (“NOL”) carryforwards of $70,096,802 for tax years through the year ended December 31, 2015, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at March 31, 2016 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2016. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

8.	Income Taxes (continued)

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

2016 Equity Offering

On March 11, 2016, in conjunction with an equity offering of securities (the “2016 Equity Offering”) with select accredited investors, the Company issued an aggregate of 25,495,835 shares of common stock for an aggregate purchase price of $1,529,750. The mandatory prepayment of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company was waived by HealthTronics, Inc. for this 2016 Equity Offering.

The Company, in connection with the 2016 Equity Offering, issued to the investors an aggregate of 25,495,835 warrants (the “Class L Warrants”) to purchase shares of common stock at an exercise price of $0.08 per share. Each Class L Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on March 17, 2019.

Pursuant to the terms of a Registration Rights Agreement that the Company entered with the investors in connection with the 2016 Equity Offering, the Company is required to file a registration statement that covers the shares of common stock and the shares of common stock issuable upon exercise of the Class L Warrants. The registration statement was declared effective by the SEC on February 16, 2016.

Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Equity Offering of $100,000.

At the closing of the 2016 Equity Offering, the Company paid Newport Coast Securities, Inc., the placement agent for the equity offering, cash compensation based on the gross proceeds of the private placement and 2,549,584 Class L Warrants.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

9.	Equity transaction (continued)

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

In connection with entering into the Exchange Agreement, the Company also entered into a Registration Rights Agreement, dated January 13, 2016, with the Investors. The Registration Rights Agreement requires that the Company file with the SEC a registration statement to register for resale the shares of the Common Stock issued in connection with the Exchange and the Common Stock issuable upon conversion of the Preferred Stock shares (the “Preferred Stock Conversion Shares”). The registration statement was declared effective by the SEC on February 16, 2016.

10.	Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the board of directors.  On January 12, 2016, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for Series B Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Nevada Secretary of State. The Certificate of Designation amends the Company’s Articles of Incorporation to designate 293 shares of preferred stock, par value $0.001 per share, as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated value of $1,000 per share. On January 13, 2016, in connection with the Series A Warrant Conversion, the Company issued 293 shares of Series B Convertible Preferred Stock (for a more detailed discussion regarding the Series A Warrant Conversion, see Note 9).

Under the Certificate of Designation, holders of Series B Convertible Preferred Stock are entitled to receive dividends equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. Such holders will participate on an equal basis per-share with holders of common stock in any distribution upon winding up, dissolution, or liquidation of the Company. Holders of Series B Convertible Preferred Stock are entitled to convert each share of Series A Convertible Preferred Stock into 2,000 shares of common stock, provided that after giving effect to such conversion, such holder, together with its affiliates, shall not beneficially own in excess of 9.99% of the number of shares of common stock outstanding (the “Beneficial Ownership Limitation”). Holders of the Series B Convertible Preferred Stock are entitled to vote on all matters affecting the holders of the common stock on an “as converted” basis, provided that such holder shall only vote such shares of Series B Convertible Preferred Stock eligible for conversion without exceeding the Beneficial Ownership Limitation.

On March 14, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Nevada Secretary of State. The Certificate of Designation amends the Company’s Articles of Incorporation to designate 6,175 shares of preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a stated value of $1,000 per share. On March 17, 2014, in connection with a Private Placement, the Company issued 6,175 shares of Series A Convertible Preferred Stock. As of January 6, 2015 there were no outstanding shares of Series A Convertible Preferred Stock.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

11.	Warrants

A summary of the warrant activity as of March 31, 2016 and December 31, 2015, and the changes during the three months ended March 31, 2016, is presented as follows:

Warrant class	Outstanding as of December 31, 2015	Issued	Exercised	Converted	Expired	Outstanding as of March 31, 2016

Class E Warrants	3,576,737	-	-	-	-	3,576,737
Class F Warrants	300,000	-	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	-	1,043,646
Class J Warrants	629,378	4,012,289	-	-	-	4,641,667
Class K Warrants	3,310,000	-	-	-	-	3,310,000
Class L Warrants	-	28,045,419	-	-	-	28,045,419
Class M Warrants	-	1,943,333	-	-	-	1,943,333
Series A Warrants	25,951,421	-	-	(23,701,427)	-	2,249,994
	38,302,686	34,001,041	-	(23,701,427)	-	48,602,300

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise price/share	Expiration date

Class E Warrants	$4.00	April 2016
Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class J Warrants	$0.06	February 2019
Class K Warrants	$0.55	June 2025
Class L Warrants	$0.08	March 2019
Class M Warrants	$0.06	February 2021
Series A Warrants	$0.06	March 2019

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

11.	Warrants (continued)

The exercise price of the Class J Warrants, Class K Warrants, Class M and the Series A Warrants are subject to a “down-round” anti-dilution adjustment if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable exercise price of the warrants.  The exercise price of the Series A, Class J and Class M Warrants was adjusted to $0.06 due to the 2016 Equity Offering (see Note 9). The Class J Warrants and Class K Warrants may be exercised on a physical settlement or on a cashless basis.  The Series A Warrants may be exercised on a physical settlement basis if a registration statement underlying the warrants is effective.  If a registration statement is not effective (or the prospectus contained therein is not available for use) for the resale by the holder of the Series A Warrants, then the holder may exercise the warrants on a cashless basis.

The Class J Warrants, the Class K Warrants, the Class M Warrants, the Series A Warrants and the Series B Warrants are derivative financial instruments. The estimated fair value of the Class J Warrants at the date of grant was $12,776. The related debt discount was accreted to interest expense through the maturity date of the related note. The estimated fair value of the Class K Warrants at the date of grant was $36,989 and recorded as debt discount, which will be accreted to interest expense through the maturity date of the related notes payable, related parties. The estimated fair value of the Class M Warrants at the date of grant was $9,091 and the estimated value of the conversion option of the note at the date of grant was $66,331. The related debt discount was accreted to interest expense through the maturity date of the related note. The estimated fair values of the Series A Warrants and the Series B Warrants at the date of grant were $557,733 for the warrants issued in conjunction with the 2014 Private Placement and $47,974 for the warrants issued in conjunction with the 18% Convertible Promissory Notes. The fair value of the Series A Warrants and Series B Warrants were recorded as equity issuance costs in 2014, a reduction of additional paid-in capital. The Series B Warrants expired unexercised in March 2015.

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

A summary of the changes in the warrant liability as of March 31, 2016 and December 31, 2015, and the changes during the three months ended March 31, 2016, is presented as follows:

	Class J	Class K	Class M	Series A
	Warrants	Warrants	Warrants	Warrants	Total

Warrant liability as of December 31, 2015	$2,900	$22,700	$-	$112,500	$138,100
Issued	-	-	75,422	-	75,422
Change in fair value	17,600	(6,600)	878	(102,600)	(90,722)
Warrant liability as of March 31, 2016	$20,500	$16,100	$76,300	$9,900	$122,800

12.	Commitments and contingencies

Operating Leases

Rent expense for the three months ended March 31, 2016 and 2015, was $42,519 and $33,407, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

12.	Commitments and contingencies (continued)

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

13.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At March 31, 2016 and December 31, 2015, the Stock Incentive Plan reserved 12,500,000 shares of common stock for grant.

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $4,500 and $27,827 for the three months ended March 31, 2016 and 2015, respectively.

A summary of option activity as of March 31, 2016 and December 31, 2015, and the changes during the three months ended March 31, 2016, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2015	10,073,385	$0.62
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2016	10,073,385	$0.55

Exercisable	9,898,383	$0.56

The range of exercise prices for options was $0.06 to $2.00 for options outstanding at March 31, 2016 and December 31, 2015. The aggregate intrinsic value for all vested and exercisable options was $0 at March 31, 2016 and December 31, 2015.

The weighted average remaining contractual term for outstanding exercisable stock options was 7.21 and 7.46 years as of March 31, 2016 and December 31, 2015, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

13.	Stock-based compensation (continued)

A summary of the Company’s nonvested options as of March 31, 2016 and December 31, 2015, and changes during the three months ended March 31, 2016, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2015	175,002	$0.36
Granted	-	$-
Vested	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2016	175,002	$0.36

14.	Earnings (loss) per share

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

As a result of the net loss for the three months ended March 31, 2016 and 2015, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 62,332,963 shares and 42,199,516 shares at March 31, 2016 and 2015, respectively.

15.	Subsequent events

2016 Equity Offering

On April 6, 2016 and April 15, 2016, in conjunction with the 2016 Equity Offering with select accredited investors, the Company issued an aggregate of 3,083,334 and 1,437,501, respectively, shares of common stock for an aggregate purchase price of $185,000 and $86,200, respectively.

The Company, in connection with the 2016 Equity Offering, issued to the investors an aggregate of 4,520,835 Class L Warrants to purchase shares of common stock at an exercise price of $0.08 per share. Each Class L Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on March 17, 2019.

The Company, in connection with the 2016 Equity Offering, issued to the placement agent an aggregate of 452,083 Class L Warrants to purchase shares of common stock at an exercise price of $0.08 per share. Each Class L Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on March 17, 2019.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

15.	Subsequent events (continued)

Preferred Stock Conversion

On April 29, 2016, the holders of Series B Convertible Preferred Stock converted the outstanding 293 shares of Series B Convertible Preferred Stock into 3,657,278 shares of common stock. As of April 29, 2016, there were no outstanding shares of Series B Convertible Preferred Stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the SEC on March 30, 2015.

Overview

We are an acoustic pressure shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for indications such as regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies will be submitted to the FDA, after our in-person meeting to discuss the submission strategy, for possible approval in 2016.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At March 31, 2016, we had cash and cash equivalents totaling $604,135. Management expects the cash used in operations for the Company during the first two quarters of 2016 will be approximately $175,000 to $225,000 per month, exclusive of FDA submission costs, as resources are devoted to the review and analysis of the clinical data results phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and preparation of the submission strategy to the FDA. We will not know the costs for our FDA submission until after our submission strategy meeting with the FDA.

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

Since our inception, we have incurred losses from operations each year. As of March 31, 2015, we had an accumulated deficit of $94,718,984. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we prepare our FDA submission for the dermaPACE device for the treatment of diabetic foot ulcers but if we obtain FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, then we hope to partially or completely offset these losses within the next few years. We incurred a net loss of $1,724,576 and $1,159,115 during the three months ended March 31, 2016 and 2015, respectively. These operating losses create an uncertainty about our ability to continue as a going concern. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, intangible assets, stock-based compensation and income taxes are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.

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

Results of Operations for the Three Months ended March 31, 2016 and 2015 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended March 31, 2016 were $269,324, compared to $210,452 for the same period in 2015, an increase of $58,872, or 28%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The increase in revenues for 2016 was due to higher sales of orthoPACE devices and applicators in Europe and Asia/Pacific.

Cost of revenues for the three months ended March 31, 2016 were $73,181, compared to $58,818 for the same period in 2015. Gross profit as a percentage of revenues was 73% for the three months ended March 31, 2016, compared to 72% for the same period in 2015. The slight increase in gross profit as a percentage of revenues in 2016 was due to lower cost of goods and higher sales of new applicators, as compared to 2015.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2016 were $309,955, compared to $634,623 for the same period in 2015, a decrease of $324,668, or 51%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2016 as a result of lower payments to third party clinical sites participating in the dermaPACE clinical study as the patient enrollment was completed in 2015 and lower consulting related costs as the data results were also completed in 2015, this is partially offset by consulting expenses related to the pre-submission package to the FDA that was completed in early 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $499,132, as compared to $566,292 for the same period in 2015, a decrease of $67,160, or 12%. The decrease in general and administrative expenses is primarily due to reduced salary and related costs as a result of reduction in headcount in July 2015 and is partially offset by higher professional and legal fees related to equity offering in 2016.

Other Income (Expense)

Other income (expense) was a net expense of $1,034,107 for the three months ended March 31, 2016, as compared to a net expense of $32,220 for the same period in 2015, an increase in other expense of $1,001,887. The increase in other expense for 2016 was due to loss on warrant valuation of $797,697 related to the conversion of the majority of the Series A Warrants into common and preferred shares of stock. In addition, there was higher interest expense in 2016 related to the amended terms of the notes payable, related parties and the issuance of promissory notes.

Provision for Income Taxes

At March 31, 2016, we had federal net operating loss carryforwards of $70,096,802 through the year ended December 31, 2015 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended March 31, 2016 was $1,724,576, or ($0.02) per basic and diluted share, compared to a net loss of $1,159,115, or ($0.02) per basic and diluted share, for the same period in 2015, an increase in the net loss of $565,461, or 49%. The increase in the net loss for 2016 was primarily due to the loss on the warrant valuation and higher interest rates discussed above. These higher costs are partly offset by lower research and development costs also discussed above.

We anticipate that our operating losses will continue over the next few years as we prepare our FDA submission for the dermaPACE device for the treatment of diabetic foot ulcers but if we obtain FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, then we hope to partially or completely offset these losses within the next few years.

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At March 31, 2016, we had cash and cash equivalents totaling $604,135. Management expects the cash used in operations for the Company during the first two quarters of 2016 will be approximately $175,000 to $225,000 per month, exclusive of FDA submission costs, as resources are devoted to the review and analysis of the clinical data results phase of the supplemental Phase III clinical trial for the dermaPACE device to treat diabetic foot ulcers and preparation of the submission strategy to the FDA. We will not know the costs for our FDA submission until after our submission strategy meeting with the FDA.

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

Cash and cash equivalents increased by $451,205 for the three months ended March 31, 2016 and decreased by $1,092,872 for the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, net cash used by operating activities was $1,011,542 and $1,080,154, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the three months ended March 31, 2016, as compared to the same period for 2015, of $68,613, or 6%, was primarily due to the decreased operating expenses in 2016, as compared to 2015, and the non-cash loss on exchange of warrants in 2016. Net cash provided by financing activities for the three months ended March 31, 2016 was $1,458,775, which consisted of the net proceeds from the 2016 Equity Offering of $1,352,775 and the proceeds from convertible promissory notes of $106,000.

Segment and Geographic Information

We have determined that we are principally engaged in one operating segment. Our products are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing and orthopedic conditions. Our revenues are generated from sales in Europe, Canada, Asia and Asia/Pacific.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable. We have disclosed these obligations in our most recent Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the Acting Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

PART II — OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES

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

The $58,300 Convertible Note and Class M Warrants were issued pursuant to the terms of a purchase agreement among the Company and the Investors.  The convertible note is an unsecured obligation of the Company and, unless earlier redeemed, matures on August 1, 2016. The Company has the right to prepay the convertible note and accrued interest during the first sixty (60) days following the date of issuance. During that time, the amount of any prepayment during the first sixty (60) days is 120% of the outstanding amounts owed, and the amount of the prepayment increases every subsequent thirty (30) days. Each Class M Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on February 21, 2021.

The $58,300 Convertible Note is convertible, at any time from the issuance date, in whole or in part, at the option of the investor, into shares of Company common stock at a conversion price of 30% of the lowest reported sale price of the Company’s common stock for the 20 trading days immediately prior to (i) the date of the purchase agreement or (ii) the voluntary conversion date.

Item 6.         EXHIBITS

Exhibit No.	Description

3.1

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company dated January 12, 2016 (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

4.1	Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K files with the SEC on March 17, 2016).

10.1	Exchange Agreement dated January 13, 2016 among the Company and the investors listed therein (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

10.2

Escrow Deposit Agreement dated January 25, 2016 among the Company, Newport Coast Securities, Inc. and Signature Bank (Incorporated by reference to the Form S-1/A filed with the SEC on February 3, 2016).

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

SANUWAVE HEALTH, INC.

Dated: May 16, 2016	By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II Title: Acting Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 16, 2016

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	May 16, 2016

By: /s/ John F. Nemelka Name: John F. Nemelka By: /s/ Alan L. Rubino Name: Alan L. Rubino By: /s/ A. Michael Stolarski	Director Director Director	May 16, 2016 May 16, 2016 May 16, 2016

Name: A. Michael Stolarski

EXHIBIT INDEX

Exhibit No.	Description

3.1

Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company dated January 12, 2016 (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

4.1	Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K files with the SEC on March 17, 2016).

10.1	Exchange Agreement dated January 13, 2016 among the Company and the investors listed therein (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

10.2

Escrow Deposit Agreement dated January 25, 2016 among the Company, Newport Coast Securities, Inc. and Signature Bank (Incorporated by reference to the Form S-1/A filed with the SEC on February 3, 2016).

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