Form 10-Q
period 2016-06-30
SANUWAVE Health, Inc.
filed 2016-08-15
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 10, 2016, there were issued and outstanding 105,013,421 shares of the registrant’s common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122,948	$152,930
Accounts receivable, net of allowance for doubtful accounts of $14,576 in 2016 and $8,963 in 2015	97,154	74,454
Inventory	230,906	284,908
Prepaid expenses	97,823	123,988
TOTAL CURRENT ASSETS	548,831	636,280

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation	2,555	4,228

OTHER ASSETS	11,141	11,097

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 4)	153,378	306,756
TOTAL ASSETS	$715,905	$958,361

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$458,277	$509,266
Accrued expenses (Note 5)	295,823	359,374
Accrued employee compensation	408,939	241,542
Interest payable, related parties (Note 6)	108,224	239,803
Promissory notes payable (Note 7)	115,933	-
Warrant liability (Note 11)	119,900	138,100
TOTAL CURRENT LIABILITIES	1,507,096	1,488,085

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 6)	5,334,234	5,348,112
TOTAL LIABILITIES	6,841,330	6,836,197

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 0 shares outstanding in 2016 and 2015 (Note 10)	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001, 293 authorized; 293 shares issued and 293 and 0 shares outstanding in 2016 and 2015, respectively (Note 10)	-	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,532 shares authorized; no shares issued and outstanding (Note 10)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized; 104,178,421 and 63,056,519 issued and outstanding in 2016 and 2015, respectively (Note 9)	104,178	63,057

ADDITIONAL PAID-IN CAPITAL	89,647,379	87,086,677

ACCUMULATED DEFICIT	(95,841,107)	(92,994,408)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(35,875)	(33,162)
TOTAL STOCKHOLDERS' DEFICIT	(6,125,425)	(5,877,836)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$715,905	$958,361

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

REVENUES	$203,406	$239,983	$472,730	$450,435

COST OF REVENUES	77,988	75,779	151,169	134,597

GROSS PROFIT	125,418	164,204	321,561	315,838

OPERATING EXPENSES
Research and development	476,167	456,789	786,122	1,091,412
General and administrative	589,896	636,570	1,089,028	1,202,862
Depreciation	837	925	1,673	1,850
Amortization	76,689	76,689	153,378	153,378
TOTAL OPERATING EXPENSES	1,143,589	1,170,973	2,030,201	2,449,502

OPERATING LOSS	(1,018,171)	(1,006,769)	(1,708,640)	(2,133,664)

OTHER INCOME (EXPENSE)
Gain on sale of assets	-	-	1,000	-
Gain(loss) on warrant valuation adjustment (Note 11)	28,250	(429,311)	(769,447)	(373,285)
Interest expense, net	(110,557)	(81,636)	(264,744)	(160,980)
Amortization of debt issuance costs	(12,999)	-	(87,548)	-
Amortization of debt discount	(5,778)	-	(11,472)	-
Loss on foreign currency exchange	(2,868)	(3,817)	(5,848)	(12,719)
TOTAL OTHER EXPENSE	(103,952)	(514,764)	(1,138,059)	(546,984)

NET LOSS	(1,122,123)	(1,521,533)	(2,846,699)	(2,680,648)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(5,684)	(768)	(2,713)	(13,486)
TOTAL COMPREHENSIVE LOSS	$(1,127,807)	$(1,522,301)	$(2,849,412)	$(2,694,134)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding - basic and diluted	102,645,697	63,056,519	88,933,089	62,993,885

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,846,699)	$(2,680,648)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities
Amortization	153,378	153,378
Depreciation	1,673	1,850
Change in allowance for doubtful accounts	5,613	(3,099)
Stock-based compensation - employees, directors and advisors	116,550	50,062
Loss on warrant valuation adjustment	769,447	373,285
Loss on conversion option of promissory notes payable	75,422	-
Gain on sale of property and equipment	(1,000)	-
Amortization of debt issuance costs	87,548	-
Amortization of debt discount	11,472	951
Changes in assets - (increase)/decrease
Accounts receivable - trade	(28,313)	40,995
Inventory	54,002	3,731
Prepaid expenses	26,165	(16,904)
Other	(44)	(180)
Changes in liabilities - increase/(decrease)
Accounts payable	(50,989)	53,688
Accrued expenses	(63,551)	(19,654)
Accrued employee compensation	167,397	125,583
Interest payable, related parties	(131,579)	(896)
Promissory notes payable - accrued interest	(77,615)	-
NET CASH USED BY OPERATING ACTIVITIES	(1,731,124)	(1,917,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1,000	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2016 Equity Offering, net	1,596,855	-
Proceeds from convertible promissory notes, net	106,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,702,855	-

EFFECT OF EXCHANGE RATES ON CASH	(2,713)	(13,486)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,982)	(1,931,344)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,930	3,547,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,948	$1,615,727

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$392,516	$161,936

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

1.	Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an acoustic pressure shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for indications such as regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. A de novo petition was sent to FDA on July 23, 2016 requesting Agency review and classification of the dermaPACE device for treating diabetic foot ulcers as a Class II device, for possible approval in late 2016 or early 2017.

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

The Company does not currently generate significant recurring revenue and will require additional capital during the second and third quarter of 2016. As of June 30, 2016, the Company had an accumulated deficit of $95,841,107 and cash and cash equivalents of $122,948. For the six months ended June 30, 2016 and 2015, the net cash used by operating activities was $1,731,124 and $1,917,858, respectively. The Company incurred a net loss of $2,846,699 for the six months ended June 30, 2016 and a net loss of $4,810,285 for the year ended December 31, 2015. The operating losses create an uncertainty about the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional capital during the third quarter of 2016 to fund operations. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016.

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

June 30, 2016

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

4.	Intangible assets

Intangible assets consist of the following:

	June 30, 2016	December 31, 2015

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(3,348,757)	(3,195,379)
Net intangible assets	$153,378	$306,756

The aggregate amortization charged to operations was $76,689 for the three months ended June 30, 2016 and 2015 and $153,378 for the six months ended June 30, 2016 and 2015.

5.	Accrued expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015

Accrued former executive payment	$100,000	$100,000
Accrued audit and tax preparation	46,752	93,500
Accrued directors and advisors fees	45,333	-
Accrued outside services	43,105	58,813
Accrued legal professional fees	30,500	76,500
Accrued clinical study expenses	13,650	22,777
Accrued other	16,483	7,784
	$295,823	$359,374

6.	Notes payable, related parties

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

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provides for the extension of the due date to January 31, 2017. In the period ending March, 31, 2016, the Company reclassified the outstanding principal balance from non-current liabilities to current liabilities. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties will bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

6.	Notes payable, related parties (continued)

On June 28, 2016, the Company and HealthTronics, Inc. entered into a second amendment (the “Second Amendment”) to amend certain provisions of the notes payable, related parties. The Second Amendment provides for the extension of the due date to January 31, 2018.

The notes payable, related parties had an aggregate outstanding principal balance of $5,334,234, net of $38,509 debt discount at June 30, 2016 and $5,348,112, net of $24,631 debt discount at December 31, 2015, respectively.

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

In addition, the Company, in connection with the Second Amendment, issued to HealthTronics, Inc. on June 28, 2016, an additional 1,890,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.08 per share, subject to certain anti-dilution protection. The exercise price of the 3,310,000 Class K Warrants issued on June 15, 2015 was decreased to $0.08 per share.

Accrued interest currently payable totaled $108,224 and $239,803 at June 30, 2016 and December 31, 2015, respectively. Interest expense on notes payable, related parties totaled $108,224 and $80,968 for the three months ended June 30, 2016 and 2015, respectively, and $260,937 and $161,039 for the six months ended June 30, 2016 and 2015, respectively.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

7.	Promissory notes payable (continued)

The promissory notes payable had an aggregate outstanding principal balance of $115,933, net of $4,473 debt issuance costs at June 30, 2016.

8.	Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At June 30, 2016, the Company had federal net operating loss (“NOL”) carryforwards of $70,096,802 for tax years through the year ended December 31, 2015, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at June 30, 2016 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2016. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

2016 Equity Offering

On March 11, 2016, April 6, 2016, and April 15, 2016 in conjunction with an equity offering of securities (the “2016 Equity Offering”) with select accredited investors, the Company issued an aggregate of 25,495,835, 3,083,334 and 1,437,501, respectively, shares of common stock for an aggregate purchase price of $1,529,750, $185,000, and $86,200, respectively. The mandatory prepayment of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company was waived by HealthTronics, Inc. for this 2016 Equity Offering.

The Company, in connection with the 2016 Equity Offering, issued to the investors an aggregate of 30,016,670 warrants (the “Class L Warrants”) to purchase shares of common stock at an exercise price of $0.08 per share. Each Class L Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on March 17, 2019.

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

At the closing of the 2016 Equity Offering, the Company paid Newport Coast Securities, Inc., the placement agent for the equity offering, cash compensation based on the gross proceeds of the private placement and 3,001,667 Class L Warrants.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

9.	Equity transaction (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

10.	Preferred Stock (continued)

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

A summary of the warrant activity as of June 30, 2016 and December 31, 2015, and the changes during the six months ended June 30, 2016, is presented as follows:

Warrant class	Outstanding as of December 31, 2015	Issued	Exercised	Converted	Expired	Outstanding as of June 30, 2016

Class E Warrants	3,576,737	-	-	-	(3,576,737)	-
Class F Warrants	300,000	-	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	-	1,043,646
Class J Warrants	629,378	4,012,289	-	-	-	4,641,667
Class K Warrants	3,310,000	1,890,000	-	-	-	5,200,000
Class L Warrants	-	33,018,337	-	-	-	33,018,337
Class M Warrants	-	1,943,333	-	-	-	1,943,333
Series A Warrants	25,951,421	-	-	(23,701,427)	-	2,249,994
	38,302,686	40,863,959	-	(23,701,427)	(3,576,737)	51,888,481

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

11.	Warrants (continued)

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise price/share	Expiration date

Class E Warrants	$4.00	April 2016
Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class J Warrants	$0.06	February 2019
Class K Warrants	$0.08	June 2025
Class L Warrants	$0.08	March 2019
Class M Warrants	$0.06	February 2021
Series A Warrants	$0.06	March 2019

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

11.	Warrants (continued)

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

A summary of the changes in the warrant liability as of June 30, 2016 and December 31, 2015, and the changes during the three and six months ended June 30, 2016, is presented as follows:

	Class J Warrants	Class K Warrants	Class M Warrants	Series A Warrants	Total

Warrant liability as of December 31, 2015	$2,900	$22,700	$-	$112,500	$138,100
Issued	-	-	75,422	-	75,422
Change in fair value	17,600	(6,600)	878	(102,600)	(90,722)
Warrant liability as of March 31, 2016	$20,500	$16,100	$76,300	$9,900	$122,800
Issued	-	25,350	-	-	25,350
Change in fair value	(6,600)	(16,150)	(2,400)	(3,100)	(28,250)
Warrant liability as of June 30, 2016	$13,900	$25,300	$73,900	$6,800	$119,900

12.	Commitments and contingencies

Operating Leases

Rent expense for the three months ended June 30, 2016 and 2015, was $40,455 and $38,505, respectively and for the six months ended June 30, 2016 and 2015, was $82,974 and $71,912, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

13.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At June 30, 2016 and December 31, 2015, the Stock Incentive Plan reserved 12,500,000 shares of common stock for grant.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

13.	Stock-based compensation (continued)

On June 16, 2016, the Company granted to the active employees, members of the board of directors and two members of the Company’s Medical Advisory Board options to purchase 3,300,000 shares each of the Company’s common stock at an exercise price of $0.04 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.0335 resulting in compensation expense of $110,550. Compensation cost was recognized upon grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the six months ended June 30, 2016 and 2015:

	2016	2015
Weighted average expected life in years	5.0	5.5
Weighted average risk free interest rate	1.10%	2.41%
Weighted average volatility	140.0%	136.1%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $112,050 and $22,235 for the three months ended June 30, 2016 and 2015, respectively and $116,550 and $50,062 for the six months ended June 30, 2016 and 2015, respectively.

A summary of option activity as of June 30, 2016 and December 31, 2015, and the changes during the three and six months ended June 30, 2016, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2015	10,073,385	$0.62
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2016	10,073,385	$0.55
Granted	3,300,000	$0.04
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2016	13,373,385	$-

Exercisable	13,273,385	$0.43

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at June 30, 2016 and December 31, 2015. The aggregate intrinsic value for all vested and exercisable options was $0 at June 30, 2016 and December 31, 2015.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

13.	Stock-based compensation (continued)

The weighted average remaining contractual term for outstanding exercisable stock options was 7.63 and 7.46 years as of June 30, 2016 and December 31, 2015, respectively.

A summary of the Company’s nonvested options as of June 30, 2016 and December 31, 2015, and changes during the three and six months ended June 30, 2016, is presented as follows:

	Options	Weighted Average Exercise Price per share
Outstanding as of December 31, 2015	175,002	$0.36
Granted	-	$-
Vested	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2016	175,002	$0.36
Granted	3,300,000	$0.04
Vested	(3,375,002)	$0.05
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2016	100,000	$0.21

14.	Earnings (loss) per share

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

As a result of the net loss for the six months ended June 30, 2016 and 2015, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 65,261,866 shares and 45,609,516 shares at June 30, 2016 and 2015, respectively.

15.	Subsequent events

Convertible Debentures

On July 29, 2016, the Company entered into a financing transaction for the sale of a Convertible Debenture (the “Debenture”) in the principal amount of up to $500,000, with gross proceeds of $450,000 to the Company after payment of a 10% original issue discount. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D thereunder. The Company did not utilize any form of general solicitation or general advertising in connection with the offering. The Debenture was offered and sold to one accredited investor.

 SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

15.	Subsequent events (continued)

The Debenture was issued pursuant to the terms of a purchase agreement among the Company and the Investor. The Debenture is secured by the accounts receivable of the Company and, unless earlier redeemed, matures on the third anniversary date of issuance. The Company shall pay to Investor a non-accountable fee (the “Commitment Fee”) of (i) Two Thousand Five Hundred and 00/100 Dollars ($2,500.00) and (ii) Eight Hundred Thirty Five Thousand (835,000) shares of Restricted Stock for Investor’s expenses and analysis performed in connection with the analysis of the Company and the propriety of the Investor’s making the contemplated investment. The Commitment Fee shall be paid on the signing closing date immediately upon receipt of the signing purchase price if Investory does not withhold such amounts from the signing purchase price.

The Investor is entitled to, at any time or from time to time, commencing on the date that is one hundred fifty one (151) days from the issuance date set forth to convert the Conversion Amount (as defined below) into Conversion Shares, at a conversion price for each share of Common Stock (the “Conversion Price”) equal to either (i) if the Company is DWAC Operational at the time of conversion, Seventy percent (70%) of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures, or (ii) if either the Company is not DWAC Operational or the Common Stock is traded on the bottom tier OTC Pink (or, “pink sheets”) at the time of conversion, Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debentures, subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. The Company shall issue irrevocable instructions to its Transfer Agent regarding conversions such that the transfer agent shall be authorized and instructed to issue Conversion Shares upon its receipt of a Notice of Conversion without further approval or authorization from the Company. For purposes of this Debenture, the “Conversion Amount” shall mean the sum of (A) all or any portion of the outstanding Principal Amount of this Debenture, as designated by the Holder upon exercise of its right of conversion plus (B) any interest, pursuant to Section 10 or otherwise, that has accrued on the portion of the Principal Amount that has been designated for payment pursuant to (A).

The Debenture may be called for redemption by the Company, upon not more than two (2) days written notice, for an amount (the “Redemption Price”) equal to: (i) if the Redemption Date (as defined below) is ninety (90) days or less from the date of issuance of this Debenture, One Hundred Five percent (105%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (ii) if the Redemption Date is greater than or equal to ninety one (91) days from the date of issuance of this Debenture and less than or equal to one hundred twenty (120) days from the date of issuance of this Debenture, One Hundred Fifteen percent (115%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iii) if the Redemption Date is greater than or equal to one hundred twenty one (121) days from the date of issuance of this Debenture and less than or equal to one hundred fifty (150) days from the date of issuance of this Debenture, One Hundred Twenty percent (120%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; (iv) if the Redemption Date is greater than or equal to one hundred fifty one (151) days from the date of issuance of this Debenture and less than or equal to one hundred eighty (180) days from the date of issuance of this Debenture, One Hundred Thirty percent (130%) of the sum of the Principal Amount so redeemed plus accrued interest, if any; and (v) if either (1) the Debentures are in default but the Holder consents to the redemption notwithstanding such default or (2) the Redemption Date is greater than or equal to one hundred eighty one (181) days from the date of issuance of this Debenture, one hundred forty percent (140%) of the sum of the Principal Amount so redeemed plus accrued interest, if any. The date upon which the Debentures are redeemed and paid shall be referred to as the “Redemption Date” (and, in the case of multiple redemptions of less than the entire outstanding Principal Amount, each such date shall be a Redemption Date with respect to the corresponding redemption).

 SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

15.	Subsequent events (continued)

On July 29, 2016, the Company received gross proceeds of $175,000 from the Convertible Debenture, which is the first tranche of principal amount of $200,000, net of the $20,000 original debt discount, the $2,500 Commitment Fee and $2,500 in legal fees.

$58,300 Convertible Note Repayment

In August 2016, the Company repaid the $58,300 Convertible Note to both accredited investors in full, with accrued interest and a prepayment penalty of 140% of the total outstanding balance.

2016 Private Placement

On August 11, 2016, opened a private placement of securities (the “2016 Private Placement”) with select accredited investors. The 2016 Private Placement is offering Units (the “Units”) at a purchase price of $0.06 per Unit, with each Unit consisting of (i) one (1) share of our common stock, $0.001 par value (the “Common Stock”) and, (ii) one (1) detachable warrant (the “Warrants”) to purchase one (1) share of our Common Stock at an exercise price of $0.08 per share.

The Company and the accredited investors are executing and delivering this 2016 Private Placement in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (the “Commission”) under the Securities Act

Pursuant to the terms of a Registration Rights Agreement that the Company entered with the accredited investors in connection with the 2016 Private Placement, the Company is required to file a registration statement that covers the shares of Common Stock and the shares of common stock issuable upon exercise of the Warrants. The failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.

The Company has collected $130,000 to date from accredited investors.

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

Overview

We are an acoustic pressure shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for indications such as regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. Our lead regenerative product in the United States is the dermaPACE device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. A de novo petition was sent to FDA on July 23, 2016 requesting Agency review and classification of the dermaPACE device for treating diabetic foot ulcers as a Class II device, for possible approval in late 2016 or early 2017.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE) technology in wound healing, orthopedic, plastic/cosmetic and cardiac/endovascular conditions. We currently do not market any commercial products for sale in the United States. We generate our revenues from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

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

A total of 336 patients entered the dermaPACE study at 37 sites. The patients in the study were followed for a total of 24 weeks. The study’s primary endpoint, wound closure, was defined as “successful” if the skin was 100% reepithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits.

A summary of the key study findings were as follows:

●

Patients treated with dermaPACE showed a strong positive trend in the primary endpoint of 100% wound closure. Treatment with dermaPACE increased the proportion of diabetic foot ulcers that closed within 12 weeks, although the rate of complete wound closure between dermaPACE and sham-control at 12 weeks in the intention-to-treat (ITT) population was not statistically significant at the 95% confidence level used throughout the study (p=0.320). There were 39 out of 172 (22.67%) dermaPACE subjects who achieved complete wound closure at 12 weeks compared with 30 out of 164 (18.29%) sham-control subjects.

●

In addition to the originally proposed 12-week efficacy analysis, and in conjunction with the FDA agreement to analyze the efficacy analysis carried over the full 24 weeks of the study, we conducted a series of secondary analyses of the primary endpoint of complete wound closure at 12 weeks and at each subsequent study visit out to 24 weeks. The primary efficacy endpoint of complete wound closure reached statistical significance at 20 weeks in the ITT population with 61 (35.47%) dermaPACE subjects achieving complete wound closure compared with 40 (24.39%) of sham-control subjects (p=0.027). At the 24 week endpoint, the rate of wound closure in the dermaPACE® cohort was 37.8% compared to 26.2% for the control group, resulting in a p-value of 0.023

●

Within 6 weeks following the initial dermaPACE treatment, and consistently throughout the 24-week period, dermaPACE significantly reduced the size of the target ulcer compared with subjects randomized to receive sham-control (p<0.05).

●

The proportion of patients with wound closure indicate a statistically significant difference between the dermaPACE and the control group in the proportion of subjects with the target-ulcer not closed over the course of the study (p-value=0.0346). Approximately 25% of dermaPACE® subjects reached wound closure per the study definition by day 84 (week 12). The same percentage in the control group (25%) did not reach wound closure until day 112 (week 16). These data indicate that in addition to the proportion of subjects reaching wound closure being higher in the dermaPACE® group, subjects are also reaching wound closure at a faster rate when dermaPACE is applied.

●

dermaPACE demonstrated superior results in the prevention of wound expansion (≥ 10% increase in wound size), when compared to the control, over the course of the study at 12 weeks (18.0% versus 31.1%; p=0.005, respectively)

●	Of the subjects who achieved complete wound closure at 12 weeks, the recurrence rate at 24 weeks was only 7.7% in the dermaPACE group compared with 11.6% in the sham-control group.
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

In April 2016, we met with FDA to discuss the safety and efficacy results of the trial as well as to discuss various submission strategies. Specifically, we discussed the applicability of the dermaPACE device and the associated clinical trial results in regard to FDA’s de novo review process. We concluded the meeting by informing FDA that we intended to submit the results under the de novo process.

Working with MCRA, we submitted to the FDA a de novo petition on July 23, 2016. Due to the strong safety profile of our device and the efficacy of the data showing statistical significance for wound closure for dermaPACE subjects at 20 weeks, we believe that the dermaPACE device should appropriately be considered for classification into Class II as there is no legally marketed predicate device and that there is not an existing Class III classification regulation or one or more approved PMA’s (which would have required a reclassification under Section 513(e) or (f)(3) of the FD&C Act). Should FDA determine that the criteria at section 513(a)(1)(A) of (B) of the FD&C Act are met, FDA will grant the de novo, in which case the dermaPACE will be classified as Class II and may be marketed immediately.

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At June 30, 2016, we had cash and cash equivalents totaling $122,948. Management expects the cash used in operations for the Company during the next two quarters of 2016 will be approximately $175,000 to $225,000 per month as resources are devoted to an office relocation and upgrade of our information technology platform review, preparation of any additional analysis of the clinical data results as requested by the FDA and preparation of the launch of the dermaPACE upon FDA approval.

The continuation of our business is dependent upon raising additional capital during the second and third quarters of 2016 to fund operations. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of June 30, 2015, we had an accumulated deficit of $95,841,107. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we prepare our FDA submission for the dermaPACE device for the treatment of diabetic foot ulcers but if we obtain FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, then we hope to partially or completely offset these losses within the next few years. We incurred a net loss of $2,846,699 and $2,680,648 during the six months ended June 30, 2016 and 2015, respectively. These operating losses create an uncertainty about our ability to continue as a going concern. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Results of Operations for the Three Months ended June 30, 2016 and 2015 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended June 30, 2016 were $203,406, compared to $239,983 for the same period in 2015, a decrease of $36,577, or 15%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The decrease in revenues for 2016 was due to higher sales of new orthoPACE devices and applicators in Europe and Asia/Pacific in 2015, there were four new devices sold in 2015 and two new devices and two demonstration devices sold in 2016.

Cost of revenues for the three months ended June 30, 2016 were $77,988, compared to $75,779 for the same period in 2015. Gross profit as a percentage of revenues was 62% for the three months ended June 30, 2016, compared to 68% for the same period in 2015. The decrease in gross profit as a percentage of revenues in 2016 was due to sale of demonstration devices at a lower rate and lower number of new applicators sold in 2016 as compared to 2015.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2016 were $476,167, compared to $456,789 for the same period in 2015, an increase of $19,378, or 4%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses increased in 2016 as a result of stock based compensation for options issued in July 2016 and higher bonus expense. This is partially offset by lower payments to third party clinical sites participating in the dermaPACE clinical study as the patient enrollment was completed in 2015 and lower consulting related costs as the data results were also completed in 2015, and higher consulting expenses related to the pre-submission package to the FDA in 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 were $589,896, as compared to $636,570 for the same period in 2015, a decrease of $46,674, or 7%. The decrease in general and administrative expenses is primarily due to reduced salary and related costs as a result of reduction in headcount in July 2015 and lower legal fees and is partially offset by stock based compensation for options issued in July 2016.

Other Income (Expense)

Other income (expense) was a net expense of $103,952 for the three months ended June 30, 2016, as compared to a net expense of $514,764 for the same period in 2015, a decrease in other expense of $410,812. The decrease in other expense for 2016 was due to gain on warrant valuation related to the conversion of the majority of the Series A Warrants into common and preferred shares of stock and lower stock price. In addition, there was higher interest expense in 2016 related to the amended terms of the notes payable, related parties and the issuance of promissory notes.

Provision for Income Taxes

At June 30, 2016, we had federal net operating loss carryforwards of $70,096,802 through the year ended December 31, 2015 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended June 30, 2016 was $1,122,123, or ($0.01) per basic and diluted share, compared to a net loss of $1,521,533, or ($0.02) per basic and diluted share, for the same period in 2015, a decrease in the net loss of $399,410, or 26%. The decrease in the net loss for 2016 was primarily due to the gain on the warrant valuation.

We anticipate that our operating losses will continue over the next few years as we await the decision of the FDA regarding our submission for the dermaPACE device for the treatment of diabetic foot ulcers but if we obtain FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, then we hope to partially or completely offset these losses within the next few years.

Results of Operations for the Six Months ended June 30, 2016 and 2015 (Unaudited)

Revenues and Cost of Revenues

Revenues for the six months ended June 30, 2016 were $472,730, compared to $450,435 for the same period in 2015, an increase of $22,295, or 5%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The increase in revenues for 2016 was due to higher sales of orthoPACE devices and refurbishment of applicators as well as higher sales of wound kits as compared to 2015.

Cost of revenues for the six months ended June 30, 2016 were $151,169, compared to $134,597 for the same period in 2015. Gross profit as a percentage of revenues was 68% for the three months ended June 30, 2016, compared to 70% for the same period in 2015. The decrease in gross profit as a percentage of revenues in 2016 was due to sale of demonstration devices at a lower rate and lower number of new applicators sold in 2016 as compared to 2015 which is partially offset by higher gross profit margin sale of wound kits.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2016 were $786,122, compared to $1,091,412 for the same period in 2015, a decrease of $305,290, or 28%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2016 as a result of lower payments to third party clinical sites participating in the dermaPACE clinical study as the patient enrollment was completed in 2015 and lower consulting related costs as the data results were also completed in 2015, and higher consulting expenses related to the pre-submission package to the FDA in 2016. This is partially offset by stock based compensation for options issued in July 2016 and higher bonus expense.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 were $1,089,028, as compared to $1,202,862 for the same period in 2015, a decrease of $113,834, or 9%. The decrease in general and administrative expenses is primarily due to reduced salary and related costs as a result of reduction in headcount in July 2015 and lower legal fees and is partially offset by stock based compensation for options issued in July 2016.

Other Income (Expense)

Other income (expense) was a net expense of $1,138,059 for the six months ended June 30, 2016, as compared to a net expense of $546,984 for the same period in 2015, an increase in other expense of $591,075. The increase in other expense for 2016 was due to loss on warrant valuation related to the conversion of the majority of the Series A Warrants into common and preferred shares of stock which is partially offset by a lower stock price for the calculation of the valuations at June 30, 2016. In addition, there was higher interest expense in 2016 related to the amended terms of the notes payable, related parties and the issuance of promissory notes.

Provision for Income Taxes

At June 30, 2016, we had federal net operating loss carryforwards of $70,096,802 through the year ended December 31, 2015 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2016 was $2,846,699, or ($0.03) per basic and diluted share, compared to a net loss of $2,680,648, or ($0.04) per basic and diluted share, for the same period in 2015, an increase in the net loss of $166,051, or 6%. The increase in the net loss for 2016 was primarily due to the loss on the Series A warrant conversion which is partially offset by lower operating expenses as noted above.

We anticipate that our operating losses will continue over the next few years as we await the decision of the FDA regarding our submission for the dermaPACE device for the treatment of diabetic foot ulcers but if we obtain FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, then we hope to partially or completely offset these losses within the next few years.

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At June 30, 2016, we had cash and cash equivalents totaling $122,948. Management expects the cash used in operations for the Company during the next two quarters of 2016 will be approximately $175,000 to $225,000 per month as resources are devoted to an office relocation and upgrade of our information technology platform review, preparation of any additional analysis of the clinical data results as requested by the FDA and preparation of the launch of the dermaPACE upon FDA approval.

The continuation of our business is dependent upon raising additional capital during the third quarter of 2016 to fund operations. Management has entered into a Convertible Debenture agreement and initiated a 2016 Private Placement Offering (see Note 15) to obtain capital. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents decreased by $29,982 for the six months ended June 30, 2016 and decreased by $1,931,344 for the six months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, net cash used by operating activities was $1,731,124 and $1,917,858, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the six months ended June 30, 2016, as compared to the same period for 2015, of $186,734, or 110%, was primarily due to the decreased operating expenses in 2016, as compared to 2015, and the non-cash loss on exchange of warrants in 2016. Net cash provided by financing activities for the six months ended June 30, 2016 was $1,702,855, which consisted of the net proceeds from the 2016 Equity Offering of $1,596,855 and the proceeds from convertible promissory notes of $106,000.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

PART II — OTHER INFORMATION

Item 6.      EXHIBITS

Exhibit No.	Description

4.1*	Amendment to Class K Warrant Agreement.

10.1*	Second amendment to promissory notes entered into as of June 28, 2016 by and among SANUWAVE Health, Inc., SANUWAVE, Inc. and HealthTronics, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

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

SANUWAVE HEALTH, INC.

Dated: August 15, 2016	By:	/s/Kevin A. Richardson, II
	Name:	Kevin A. Richardson, II
	Title:	Acting Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 15, 2016

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	August 15, 2016

By: /s/ John F. Nemelka Name: John F. Nemelka By: /s/ Alan L. Rubino Name: Alan L. Rubino By: /s/ A. Michael Stolarski Name: A. Michael Stolarski	Director Director Director	August 15, 2016 August 15, 2016 August 15, 2016

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Amendment to Class K Warrant Agreement.

10.1*	Second amendment to promissory notes entered into as of June 28, 2016 by and among SANUWAVE Health, Inc., SANUWAVE, Inc. and HealthTronics, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

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