Form 10-Q
period 2016-09-30
SANUWAVE Health, Inc.
filed 2016-11-08
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

Commission File Number 000-52985

SANUWAVE Health, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1176000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3360 Martin Farm Road, Suite 100 Suwanee, GA	30024
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2016, there were issued and outstanding 137,102,458 shares of the registrant’s common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$504,404	$152,930
Accounts receivable, net of allowance for doubtful accounts of $24,339 in 2016 and $8,963 in 2015	141,297	74,454
Inventory	266,986	284,908
Prepaid expenses	123,233	123,988
TOTAL CURRENT ASSETS	1,035,920	636,280

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation	8,879	4,228

OTHER ASSETS	13,940	11,097

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 4)	76,689	306,756
TOTAL ASSETS	$1,135,428	$958,361

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$376,093	$509,266
Accrued expenses (Note 5)	417,243	359,374
Accrued employee compensation	451,007	241,542
Interest payable, related parties (Note 6)	-	239,803
Warrant liability (Note 11)	147,300	138,100
TOTAL CURRENT LIABILITIES	1,391,643	1,488,085

NON-CURRENT LIABILITIES
Notes payable, related parties (Note 6)	5,357,446	5,348,112
TOTAL LIABILITIES	6,749,089	6,836,197

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 0 shares outstanding in 2016 and 2015 (Note 10)	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001, 293 authorized; 293 shares issued and 293 and 0 shares outstanding in 2016 and 2015, respectively (Note 10)	-	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,532 shares authorized; no shares issued and outstanding (Note 10)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized; 136,659,125 and 63,056,519 issued and outstanding in 2016 and 2015, respectively (Note 9)	136,659	63,057

ADDITIONAL PAID-IN CAPITAL	91,268,738	87,086,677

ACCUMULATED DEFICIT	(96,980,916)	(92,994,408)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(38,142)	(33,162)
TOTAL STOCKHOLDERS' DEFICIT	(5,613,661)	(5,877,836)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,135,428	$958,361

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

REVENUES	$255,652	$143,605	$728,382	$594,040

COST OF REVENUES	98,678	38,752	249,847	173,349

GROSS PROFIT	156,974	104,853	478,535	420,691

OPERATING EXPENSES
Research and development	266,473	569,134	1,052,595	1,660,546
General and administrative	645,863	778,679	1,734,891	1,981,541
Depreciation	1,554	926	3,227	2,775
Amortization	76,689	76,689	230,067	230,068
TOTAL OPERATING EXPENSES	990,579	1,425,428	3,020,780	3,874,930

OPERATING LOSS	(833,605)	(1,320,575)	(2,542,245)	(3,454,239)

OTHER INCOME (EXPENSE)
Gain on sale of assets held for sale	-	100,000	-	100,000
Gain on sale of property and equipment	-	-	1,000	-
Gain(loss) on warrant valuation adjustment and conversion (Note 11)	(43,536)	302,300	(812,983)	(70,985)
Interest expense, net	(225,252)	(105,830)	(489,996)	(266,810)
Amortization of debt issuance costs	(26,974)	-	(114,522)	-
Amortization of debt discount	(7,076)	-	(18,548)	-
Loss on foreign currency exchange	(3,367)	(2,739)	(9,215)	(15,458)
TOTAL OTHER INCOME (EXPENSE)	(306,205)	293,731	(1,444,264)	(253,253)

NET LOSS	(1,139,810)	(1,026,844)	(3,986,509)	(3,707,492)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(2,268)	(345)	(4,980)	(13,831)
TOTAL COMPREHENSIVE LOSS	$(1,142,078)	$(1,027,189)	$(3,991,489)	$(3,721,323)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Weighted average shares outstanding - basic and diluted	115,528,604	63,056,519	97,798,261	63,014,763

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

 SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,986,509)	$(3,707,492)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities
Amortization	230,067	230,068
Depreciation	3,227	2,775
Change in allowance for doubtful accounts	15,376	(9,186)
Stock-based compensation - employees, directors and advisors	116,550	146,385
Loss on warrant valuation adjustment	812,982	70,985
Amortization of debt issuance costs	114,522	-
Loss on conversion option of promissory notes payable	75,422	-
Loss on conversion option of convertible debenture	50,100	-
Stock issued for consulting services	43,540	-
Amortization of debt discount	18,548	6,658
Gain on sale of property and equipment	(1,000)	-
Gain on sale of assets	-	(100,000)
Changes in assets - (increase)/decrease
Accounts receivable - trade	(82,219)	63,582
Inventory	17,922	(19,483)
Prepaid expenses	755	(23,711)
Other	(2,843)	(54)
Changes in liabilities - increase/(decrease)
Accounts payable	(133,173)	83,811
Accrued expenses	60,369	31,032
Accrued employee compensation	209,465	198,581
Interest payable, related parties	(239,803)	18,259
Promissory notes payable - accrued interest	(32,271)	-
NET CASH USED BY OPERATING ACTIVITIES	(2,708,973)	(3,007,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1,000	100,000
Purchases of property and equipment	(7,878)	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(6,878)	100,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2016 Public Offering, net	1,596,855	-
Proceeds from 2016 Private Offering, net	1,528,200	-
Proceeds from convertible promissory notes, net	106,000	-
Proceeds from convertible debenture, net	175,000	-
Proceeds from warrant exercise	32,000	-
Payment of convertible promissory notes	(155,750)	-
Payment of convertible debenture	(210,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,072,305	-

EFFECT OF EXCHANGE RATES ON CASH	(4,980)	(13,831)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	351,474	(2,921,621)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,930	3,547,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$504,404	$625,450

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$630,549	$242,904

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

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

2.             Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during the fourth quarter of 2016. As of September 30, 2016, the Company had an accumulated deficit of $96,980,916 and cash and cash equivalents of $504,404. For the nine months ended September 30, 2016 and 2015, the net cash used by operating activities was $2,708,973 and $3,007,790, respectively. The Company incurred a net loss of $3,986,509 for the nine months ended September 30, 2016 and a net loss of $4,810,285 for the year ended December 31, 2015. The operating losses create an uncertainty about the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional capital during the fourth quarter of 2016 to fund operations. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

3.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2016.

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

September 30, 2016

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

4.             Intangible assets

Intangible assets consist of the following:

	September 30,	December 31,
	2016	2015

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(3,425,446)	(3,195,379)
Net intangible assets	$76,689	$306,756

The aggregate amortization charged to operations was $76,689 for the three months ended September 30, 2016 and 2015 and $230,067 and $230,068 for the nine months ended September 30, 2016 and 2015, respectively.

5.             Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2016	2015

Accrued former executive payment	$100,000	$100,000
Accrued audit and tax preparation	70,128	93,500
Accrued directors and advisors fees	61,000	-
Accrued legal professional fees	40,000	76,500
Deferred revenue	32,244	-
Accrued inventory	27,948	-
Deferred rent expense	26,606	-
Accrued research and development studies	19,033	-
Accrued clinical study expenses	13,650	22,777
Accrued outside services	-	58,813
Accrued other	26,634	7,784
	$417,243	$359,374

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

September 30, 2016

6.             Notes payable, related parties (continued)

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

The notes payable, related parties had an aggregate outstanding principal balance of $5,357,446, net of $15,297 debt discount at September 30, 2016 and $5,348,112, net of $24,631 debt discount at December 31, 2015, respectively.

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

Accrued interest currently payable totaled $0 and $239,803 at September 30, 2016 and December 31, 2015, respectively. Interest expense on notes payable, related parties totaled $129,808 and $100,123 for the three months ended September 30, 2016 and 2015, respectively, and $390,746 and $261,162 for the nine months ended September 30, 2016 and 2015, respectively.

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

September 30, 2016

7.             Promissory notes payable (continued)

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

In August 2016, the Company repaid both of the $58,300 Convertible Notes in full which totaled $155,750 with accrued interest and a prepayment penalty of $34,247.

8.             Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2006.

At September 30, 2016, the Company had federal net operating loss (“NOL”) carryforwards of $70,096,802 for tax years through the year ended December 31, 2015, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at September 30, 2016 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2016. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

9.             Equity transactions

Warrant Exercise

On September 20, 2016, the Company issued 400,000 shares of common stock to upon the exercise of 400,000 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant agreement.

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

The Company and the accredited investors are executing and delivering this 2016 Private Placement in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (the “Commission”) under the Securities Act

On August 25, 2016 and September 27, 2016 in conjunction with the 2016 Private Placement, the Company issued an aggregate of 22,766,667 and 5,533,334, respectively, shares of common stock for an aggregate purchase price of $1,366,000 and $332,000, respectively.

The Company, in connection with the 2016 Private Placement, issued to the investors an aggregate of 28,300,001 warrants (the “Class L Warrants”) to purchase shares of common stock at an exercise price of $0.08 per share. Each Class L Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on March 17, 2019.

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

Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Private Placement of $75,000. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Private Placement of $60,000.

At the closing of the 2016 Private Placement, the Company paid West Park Capital, Inc., the placement agent for the equity offering, cash compensation based on the gross proceeds of the private placement and 2,830,000 Class L Warrants.

Cashless Warrant Exercise

On September 8, 2016, the Company issued 526,288 shares of common stock to Vigere Capital LP upon the cashless exercise of 971,667 Class M Warrants to purchase shares of stock for $0.06 per share based on a current market value of $0.11 per share as determined under the terms of the Class M Warrant agreement.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

9.             Equity transactions (continued)

On August 23, 2016, the Company issued 343,434 shares of common stock to JDF Capital, Inc. upon the cashless exercise of 971,667 Class M Warrants to purchase shares of stock for $0.06 per share based on a current market value of $0.17 per share as determined under the terms of the Class M Warrant agreement.

On August 23, 2016, the Company issued 1,640,589 shares of common stock to JDF Capital, Inc. upon the cashless exercise of 4,641,667 Class J Warrants to purchase shares of stock for $0.06 per share based on a current market value of $0.17 per share as determined under the terms of the Class J Warrant agreement.

Consulting Agreement

In August 2016, the Company entered into a consulting agreements for which the fee for the services performed was paid with Company common stock. The Company issued 435,392 shares of common stock under this agreement. The fair value of the common stock issued to the consultant, based upon the closing market price of the Company’s common stock at the date the common stock was issued, was recorded as a non-cash general and administrative expense for the three months ended September 30, 2016.

Convertible Debenture and Restricted Stock

On July 29, 2016, the Company entered into a financing transaction for the sale of a Convertible Debenture (the “Debenture”) in the principal amount of $200,000, with gross proceeds of $175,000 to the Company after payment of a 10% original issue discount. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D thereunder. The Company did not utilize any form of general solicitation or general advertising in connection with the offering. The Debenture was offered and sold to one accredited investor.

The Debenture was issued pursuant to the terms of a purchase agreement among the Company and the Investor. The Debenture is secured by the accounts receivable of the Company and, unless earlier redeemed, matures on the third anniversary date of issuance. The Company shall pay to Investor a non-accountable fee (the “Commitment Fee”) of (i) Two Thousand Five Hundred and 00/100 Dollars ($2,500.00) and (ii) Eight Hundred Thirty-Five Thousand (835,000) shares of Restricted Stock for Investor’s expenses and analysis performed in connection with the analysis of the Company and the propriety of the Investor’s making the contemplated investment. The Commitment Fee shall be paid on the signing closing date immediately upon receipt of the signing purchase price if Investor does not withhold such amounts from the signing purchase price.

In September 2016, the Company repaid the Debenture in full which totaled $210,000 with a Redemption Price of 105% of the sum of the Principal Amount per the agreement.

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

September 30, 2016

9.             Equity transactions (continued)

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

Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Equity Offering of $100,000. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Equity Offering of $75,000.

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

September 30, 2016

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

11.          Warrants

A summary of the warrant activity as of September 30, 2016 and December 31, 2015, and the changes during the nine months ended September 30, 2016, is presented as follows:

	Outstanding					Outstanding
	as of					as of
	December 31,					September 30,
Warrant class	2015	Issued	Exercised	Converted	Expired	2016

Class E Warrants	3,576,737	-	-	-	(3,576,737)	-
Class F Warrants	300,000	-	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	-	1,043,646
Class J Warrants	629,378	4,012,289	(4,641,667)	-	-	-
Class K Warrants	3,310,000	1,890,000	-	-	-	5,200,000
Class L Warrants	-	66,788,338	(400,000)	-	-	66,388,338
Class M Warrants	-	1,943,333	(1,943,333)	-	-	-
Series A Warrants	25,951,421	-	-	(23,701,427)	-	2,249,994
	38,302,686	74,633,960	(6,985,000)	(23,701,427)	(3,576,737)	78,673,482

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class K Warrants	$0.08	June 2025
Class L Warrants	$0.08	March 2019
Series A Warrants	$0.0334	March 2019

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

The exercise price of the Class J Warrants, Class K Warrants, Class M and the Series A Warrants are subject to a “down-round” anti-dilution adjustment if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable exercise price of the warrants.  The exercise price of the Series A Warrants was adjusted to $0.0334 due to the 2016 Equity Offering (see Note 9). The exercise price of the Class J and Class M Warrants was adjusted to $0.06 due to the 2016 Equity Offering (see Note 9). The Class J Warrants and Class K Warrants may be exercised on a physical settlement or on a cashless basis.  The Series A Warrants may be exercised on a physical settlement basis if a registration statement underlying the warrants is effective.  If a registration statement is not effective (or the prospectus contained therein is not available for use) for the resale by the holder of the Series A Warrants, then the holder may exercise the warrants on a cashless basis.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

11.          Warrants (continued)

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

A summary of the changes in the warrant liability as of September 30, 2016 and December 31, 2015, and the changes during the three and nine months ended September 30, 2016, is presented as follows:

	Class J	Class K	Class M	Series A
	Warrants	Warrants	Warrants	Warrants	Total

Warrant liability as of December 31, 2015	$2,900	$22,700	$-	$112,500	$138,100
Issued	-	-	75,422	-	75,422
Change in fair value	17,600	(6,600)	878	(102,600)	(90,722)
Warrant liability as of March 31, 2016	$20,500	$16,100	$76,300	$9,900	$122,800
Issued	-	25,350	-	-	25,350
Change in fair value	(6,600)	(16,150)	(2,400)	(3,100)	(28,250)
Warrant liability as of June 30, 2016	$13,900	$25,300	$73,900	$6,800	$119,900
Issued	-	-	-	-	-
Exercised	(13,900)	-	(73,900)	-	(87,800)
Change in fair value	-	79,900	-	35,300	115,200
Warrant liability as of September 30, 2016	$-	$105,200	$-	$42,100	$147,300

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

12.          Commitments and contingencies

Operating Leases

Rent expense for the three months ended September 30, 2016 and 2015, was $47,108 and $32,836, respectively and for the nine months ended September 30, 2016 and 2015, was $130,083 and $104,747, respectively.

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

13.          Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to four years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At September 30, 2016 and December 31, 2015, the Stock Incentive Plan reserved 12,500,000 shares of common stock for grant.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the nine months ended September 30, 2016 and 2015:

	2016	2015
Weighted average expected life in years	5.0	5.5
Weighted average risk free interest rate	1.10%	2.41%
Weighted average volatility	140.0%	136.1%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $0 and $96,323 for the three months ended September 30, 2016 and 2015, respectively and $116,550 and $146,385 for the nine months ended September 30, 2016 and 2015, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

13.     Stock-based compensation (continued)

A summary of option activity as of September 30, 2016 and December 31, 2015, and the changes during the three and nine months ended September 30, 2016, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2015	10,073,385	$0.62
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2016	10,073,385	$0.55
Granted	3,300,000	$0.04
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2016	13,373,385	$0.55
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of September 30, 2016	13,373,385	$0.43

Exercisable	13,273,385	$0.43

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at September 30, 2016 and $0.11 to $2.00 at December 31, 2015. The aggregate intrinsic value for all vested and exercisable options was $569,500 and $0 at September 30, 2016 and December 31, 2015, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 7.38 and 7.46 years as of September 30, 2016 and December 31, 2015, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

13.          Stock-based compensation (continued)

A summary of the Company’s nonvested options as of September 30, 2016 and December 31, 2015, and changes during the three and nine months ended September 30, 2016, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2015	175,002	$0.36
Granted	-	$-
Vested	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2016	175,002	$0.36
Granted	3,300,000	$0.04
Vested	(3,375,002)	$0.05
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of June 30, 2016	100,000	$0.21
Granted	-	$-
Vested	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of September 30, 2016	100,000	$0.21

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

As a result of the net loss for the nine months ended September 30, 2016 and 2015, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 92,046,867 shares and 45,609,516 shares at September 30, 2016 and 2015, respectively.

15.          Subsequent events

Warrant Exercise

In October 2016, the Company issued 443,333 shares of common stock to upon the exercise of 443,333 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant agreement.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At September 30, 2016, we had cash and cash equivalents totaling $504,404. Management expects the cash used in operations for the Company during the final quarter of 2016 will be approximately $175,000 to $225,000 per month as resources are devoted to a review of our information technology platform and business procedures, preparation of any additional analysis of the clinical data results as requested by the FDA and preparation of the launch of the dermaPACE upon FDA approval.

The continuation of our business is dependent upon raising additional capital during the fourth quarter of 2016 to fund operations. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of September 30, 2016, we had an accumulated deficit of $96,980,916. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next few years as we prepare our FDA submission for the dermaPACE device for the treatment of diabetic foot ulcers but if we obtain FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, then we hope to partially or completely offset these losses within the next few years. We incurred a net loss of $3,986,509 and $3,707,492 during the nine months ended September 30, 2016 and 2015, respectively. These operating losses create an uncertainty about our ability to continue as a going concern. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Results of Operations for the Three Months ended September 30, 2016 and 2015 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended September 30, 2016 were $255,652, compared to $143,605 for the same period in 2015, an increase of $112,047, or 78%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The increase in revenues for 2016 was due to higher sales of new orthoPACE devices and applicators in Europe and Asia/Pacific in 2016, there were seven new devices sold in 2016 and one new device sold in 2015.

Cost of revenues for the three months ended September 30, 2016 were $98,678, compared to $38,752 for the same period in 2015. Gross profit as a percentage of revenues was 61% for the three months ended September 30, 2016, compared to 73% for the same period in 2015. The decrease in gross profit as a percentage of revenues in 2016 was due to sale of more devices at a lower gross margin and higher number of new applicators sold in 2016 as compared to 2015.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2016 were $266,473, compared to $569,134 for the same period in 2015, a decrease of $302,661, or 53%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2016 as a result of lower payments to third party clinical sites participating in the dermaPACE clinical study as the patient enrollment was completed in 2015 and lower consulting related costs as the data results were also completed in 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 were $645,864, as compared to $778,679 for the same period in 2015, a decrease of $132,815, or 17%. The decrease in general and administrative expenses is primarily due to reduced salary and related costs as a result of reduction in headcount in July 2015 and lower legal and investor relations fees and is partially offset by higher consulting fees related to preparation of taking dermaPACE to market upon possible FDA approval.

Other Income (Expense)

Other income (expense) was a net expense of $306,205 for the three months ended September 30, 2016, as compared to a net income of $293,731 for the same period in 2015, an increase in other expense of $599,936. The increase in other expense for 2016 was due to loss on warrant valuation related to the higher stock price. In addition, there was higher interest expense in 2016 related to the amended terms of the notes payable, related parties and the issuance of promissory notes.

Provision for Income Taxes

At September 30, 2016, we had federal net operating loss carryforwards of $70,096,802 through the year ended December 31, 2015 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended September 30, 2016 was $1,139,810, or ($0.01) per basic and diluted share, compared to a net loss of $1,026,844, or ($0.02) per basic and diluted share, for the same period in 2015, an increase in the net loss of $112,966, or 11%. The increase in the net loss for 2016 was primarily due to the loss on the warrant valuation, increase in interest expense and offset by lower operating expenses as noted above.

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

Results of Operations for the Nine Months ended September 30, 2016 and 2015 (Unaudited)

Revenues and Cost of Revenues

Revenues for the nine months ended September 30, 2016 were $728,382, compared to $594,040 for the same period in 2015, an increase of $134,342, or 23%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The increase in revenues for 2016 was due to higher sales of orthoPACE devices, there were thirteen new and two demonstration devices sold in 2016 and eight new devices sold in 2015. In addition, sales of new applicators, refurbishment of applicators and wound kits were higher as compared to 2015.

Cost of revenues for the nine months ended September 30, 2016 were $249,847, compared to $173,349 for the same period in 2015. Gross profit as a percentage of revenues was 66% for the nine months ended September 30, 2016, compared to 71% for the same period in 2015. The decrease in gross profit as a percentage of revenues in 2016 was due to sale of more devices at a lower gross margin and higher number of new applicators sold in 2016 as compared to 2015.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2016 were $1,052,595, compared to $1,660,546 for the same period in 2015, a decrease of $607,951, or 37%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2016 as a result of lower payments to third party clinical sites participating in the dermaPACE clinical study as the patient enrollment was completed in 2015 and lower consulting related costs as the data results were also completed in 2015, and higher consulting expenses related to the pre-submission package to the FDA in 2016. This is partially offset by stock based compensation for options issued in July 2016 and higher travel and entertainment expense.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 were $1,734,891, as compared to $1,981,541 for the same period in 2015, a decrease of $246,650, or 12%. The decrease in general and administrative expenses is primarily due to reduced salary and related costs as a result of reduction in headcount in July 2015 and lower legal and investor relations fees and is partially offset by higher consulting fees related to preparation of taking dermaPACE to market upon possible FDA approval.

Other Income (Expense)

Other income (expense) was a net expense of $1,444,264 for the nine months ended September 30, 2016, as compared to a net expense of $253,253 for the same period in 2015, an increase in other expense of $1,191,011. The increase in other expense for 2016 was due to loss on warrant valuation related to the conversion of the majority of the Series A Warrants into common and preferred shares of stock. In addition, there was higher interest expense in 2016 related to the amended terms of the notes payable, related parties and the issuance of promissory notes.

Provision for Income Taxes

At September 30, 2016, we had federal net operating loss carryforwards of $70,096,802 through the year ended December 31, 2015 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the nine months ended September 30, 2016 was $3,986,509, or ($0.04) per basic and diluted share, compared to a net loss of $3,707,492, or ($0.06) per basic and diluted share, for the same period in 2015, an increase in the net loss of $279,017, or 8%. The increase in the net loss for 2016 was primarily due to the loss on the Series A warrant conversion which is partially offset by lower operating expenses as noted above.

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

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At September 30, 2016, we had cash and cash equivalents totaling $504,404. Management expects the cash used in operations for the Company during the final quarter of 2016 will be approximately $175,000 to $225,000 per month as resources are devoted to a review of our information technology platform and business procedures, preparation of any additional analysis of the clinical data results as requested by the FDA and preparation of the launch of the dermaPACE upon FDA approval.

The continuation of our business is dependent upon raising additional capital during the fourth quarter of 2016 to fund operations. Management’s plans are to obtain additional capital in 2016 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents increased by $351,474 for the nine months ended September 30, 2016 and decreased by $2,921,621 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, net cash used by operating activities was $2,708,973 and $3,007,790, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the nine months ended September 30, 2016, as compared to the same period for 2015, of $298,817, or 10%, was primarily due to the decreased operating expenses in 2016, as compared to 2015, and the non-cash loss on exchange of warrants in 2016. Net cash provided by financing activities for the nine months ended September 30, 2016 was $3,072,305, which consisted of the net proceeds from the 2016 Equity Offering of $1,596,855, proceeds from the 2016 Private Placement of $1,528,200 and the proceeds from warrant exercise which are offset by the issuance and repayment of convertible promissory notes and convertible debenture.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

SANUWAVE HEALTH, INC.

Dated: November 8, 2016	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Acting Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	November 8, 2016

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	November 8, 2016

By: /s/ John F. Nemelka Name: John F. Nemelka	Director	November 8, 2016

By: /s/ Alan L. Rubino Name: Alan L. Rubino	Director	November 8, 2016

By: /s/ A. Michael Stolarski Name: A. Michael Stolarski	Director	November 8, 2016

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

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