Form 10-K
period 2016-12-31
SANUWAVE Health, Inc.
filed 2017-03-31
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $3.8 million.

As of March 23, 2017, there were issued and outstanding 138,815,329 shares of the registrant’s common stock.

 SANUWAVE Health, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, the Company’s near term cash requirements and cash sources, clinical trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission (the “SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements.

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to “we,” “us” and “our” are to the consolidated business of the Company.

Item 1. BUSINESS

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies were submitted to the U.S. Food and Drug Administration (FDA) in late July 2016, after our in-person meeting to discuss the submission strategy, for possible approval in early 2017.

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

●	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
●	cardiac applications for removing plaque due to atherosclerosis improving heart muscle performance.

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

Pulsed Acoustic Cellular Expression (PACE) Technology for Regenerative Medicine

Our PACE product candidates, including our lead product candidate, dermaPACE, deliver high-energy acoustic pressure waves in the shock wave spectrum to produce compressive and tensile stresses on cells and tissue structures. These mechanical stresses at the cellular level have been shown in pre-clinical work to promote angiogenic and positive inflammatory responses, and quickly initiate the healing cascade. This has been shown in pre-clinical work to result in microcirculatory improvement, including increased perfusion and blood vessel widening (arteriogenesis), the production of angiogenic growth factors, enhanced new blood vessel formation (angiogenesis) and the subsequent regeneration of tissue such as skin, musculoskeletal and vascular structures. PACE procedures trigger the initiation of an accelerated inflammatory response that speeds wounds into proliferation phases of healing and subsequently returns a chronic condition to an acute condition to help reinitiate the body’s own healing response. We believe that our PACE technology is well suited for various applications due to its activation of a broad spectrum of cellular events critical for the initiation and progression of healing.

High-energy, acoustic pressure shock waves are the primary component of our previously developed product, OssaTron®, which was approved by the FDA and marketed in the United States for use in chronic plantar fasciitis of the foot in 2000 and for elbow tendonitis in 2003. Previously, acoustic pressure shock waves have been used safely at much higher energy and pulse levels in the lithotripsy procedure (breaking up kidney stones) by urologists for over 25 years and has reached the care status of “golden standard” for the treatment of kidney stones.

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

The dermaPACE system was evaluated using two studies under IDE G070103. The studies were designed as prospective, randomized, double-blind, parallel-group, sham-controlled, multi-center 24-week studies at 39 centers. A total of 336 subjects were enrolled and treated with either dermaPACE plus conventional therapy or conventional therapy (a.k.a. standard of care) alone. Conventional therapy included, but was not limited to, debridement, saline-moistened gauze, and pressure reducing footwear. The objective of the studies was to compare the safety and efficacy of the dermaPACE device to sham-control application. The prospectively defined primary efficacy endpoint for the dermaPACE studies was the incidence of complete wound closure at 12 weeks post-initial application of the dermaPACE system (active or sham). Complete wound closure was defined as skin re-epithelialization without drainage or dressing requirements, confirmed over two consecutive visits within 12-weeks. If the wound was considered closed for the first time at the 12 week visit, then the next visit was used to confirm closure. Investigators continued to follow subjects and evaluate wound closure through 24 weeks.

The dermaPACE device completed its initial Phase III, IDE clinical trial in the United States for the treatment of diabetic foot ulcers in 2011 and a PMA application was filed with the FDA in July 2011. The patient enrollment for the second, supplemental clinical trial began in June 2013. We completed enrollment for the 130 patients in this second trial in November 2014 and suspended further enrollment at that time.

The only significant difference between the two studies was the number of applications of the dermaPACE device. Study one (DERM01; n=206) prescribed four (4) device applications/treatments over a two-week period, whereas, study two (DERM02; n=130) prescribed up to eight (8) device applications (4 within the first two weeks of randomization, and 1 treatment every two weeks thereafter up to a total of 8 treatments over a 10-week period). If the wound was determined closed by the PI during the treatment regimen, any further planned applications were not performed.

Between the two studies there were over 336 patients evaluated, with 172 patients treated with dermaPACE and 164 control group subjects with use of a non-functional device (sham). Both treatment groups received wound care consistent with the standard of care in addition to device application. Study subjects were enrolled using pre-determined inclusion/exclusion criteria in order to obtain a homogenous study population with chronic diabetes and a diabetic foot ulcer that has persisted a minimum of 30 days and its area is between 1cm2 and 16cm2, inclusive. Subjects were enrolled at Visit 1 and followed for a run-in period of two weeks. At two weeks (Visit 2 – Day 0), the first treatment was applied (either dermaPACE or Sham Control application). Applications with either dermaPACE or Sham Control were then made at Day 3 (Visit 3), Day 6 (Visit 4), and Day 9 (Visit 5) with the potential for 4 additional treatments in Study 2. Subject progress including wound size was then observed on a bi-weekly basis for up to 24 weeks at a total of 12 visits (Weeks 2-24; Visits 6-17).

A total of 336 patients were enrolled in the dermaPACE studies at 37 sites. The patients in the studies were followed for a total of 24 weeks. The studies’ primary endpoint, wound closure, was defined as “successful” if the skin was 100% reepithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits.

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

●

dermaPACE demonstrated superior results in the prevention of wound expansion (≥ 10% increase in wound size), when compared to the control, over the course of the study at 12 weeks (18.0% versus 31.1%; p=0.005, respectively).

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

In October 2015 after freezing and locking the data, we performed data analysis. At the 12 week endpoint a total of 39 out of 172 (22.7%) of dermaPACE patients had complete wound closure, compared to 30 out of 164 (18.3%) in the control group. As expected, there was no statistically significant difference in wound closure at the 12 week follow up between the dermaPACE and control group; however, in subsequent visits a trend towards significance was shown resulting in a significant difference by the 20 week endpoint that was maintained through the end of the study. At the 24 week endpoint, the rate of wound closure in the dermaPACE patients was 37.8% compared to 26.2% for the control group, resulting in a p-value of 0.023. Additionally, there were no serious or related adverse events associated with the dermaPACE treatment reported during the course of the two studies and there were no issues regarding the tolerability of the treatment.

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

Working with MCRA, we submitted to FDA a de novo petition on July 23, 2016. Due to the strong safety profile of our device and the efficacy of the data showing statistical significance for wound closure for dermaPACE subjects at 20 weeks, we believe that the dermaPACE device should be considered for classification into Class II as there is no legally marketed predicate device and there is not an existing Class III classification regulation or one or more approved PMAs (which would have required a reclassification under Section 513(e) or (f)(3) of the FD&C Act). Should FDA determine that the criteria at section 513(a)(1)(A) of (B) of the FD&C Act are met, FDA will grant the de novo petition, in which case dermaPACE will be classified as Class II and may be marketed immediately.

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

Growth Opportunity in Wound Care Treatment

We are focused on the development of products that treat unmet medical needs in large market opportunities. Our primary interest is obtaining FDA approval in the United States for our lead product candidate, dermaPACE, for the treatment of diabetic foot ulcers. Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions. Based on our research, foot ulcerations are one of the leading causes of hospitalization in diabetic patients and lead to billions of dollars in health care expenditures annually. The Advanced Medical Technology Association (“AdvaMed”) estimates that the management and treatment of chronic and complex wounds costs the United States $20 billion annually. According to the American Diabetes Association (the “ADA”), 23.6 million people in the United States have diabetes, 57 million are pre-diabetic and 15% of people with diabetes will acquire a non-healing ulcer in their lifetime. AdvaMed states that over 1.5 million diabetic foot ulcers occur annually, are a recurrent condition, and lead to over 82,000 amputations each year, at a direct and indirect cost ranging from $20,000 to $60,000 per patient. AdvaMed estimates that chronic leg wounds (ulcers) account for the loss of two million workdays per year, at a cost of approximately $300 million in lost productivity. Advanced, cost-effective treatment modalities for diabetes and its comorbidities, including diabetic foot ulcers, are in great need globally, yet in short supply. According to the International Diabetes Federation, by the year 2035 the prevalence of diabetes is expected to rise by 55% to 592 million people worldwide.

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

Non-Medical Uses For Our Shock wave Technology

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

According to AdvaMed and Centers for Medicare & Medicaid Services data and our internal projections, the United States advanced wound healing market for the dermaPACE is estimated at $20 billion, which includes diabetic foot ulcers, pressure sores, burns and traumatic wounds, and chronic mixed leg ulcers. We also believe there are significant opportunities in the worldwide orthopedic and spine markets, driven by aging baby boomers and their desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.

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

Strategy

Our primary objective is to be a leader in the development and commercialization of our acoustic pressure shock wave technology for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. Our lead regenerative product in the United States is the dermaPACE device for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies were submitted to the FDA in late July 2016, after our in-person meeting to discuss the submission strategy, for possible approval in early 2017.

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

We are focusing initially on obtaining FDA approval in the United States for our lead product candidate, dermaPACE, for the treatment of diabetic foot ulcers, which we believe represents a large, unmet need. The FDA granted approval of our Investigational Device Exemption (IDE) to conduct two double-blinded, randomized clinical trials utilizing our lead device product for the global wound care market, the dermaPACE device, in the treatment of diabetic foot ulcers. Management has completed the analysis phase of clinical trial data from both trials and submitted a de novo petition to the FDA on July 23, 2016. We are currently working closely with FDA in furthering this petition.

●	Develop and commercialize our noninvasive biological response activating devices in the regenerative medicine area for the treatment of skin, musculoskeletal tissue and vascular structures.

We intend to use our proprietary technologies and know-how in the use of high-energy, acoustic pressure shock waves to address unmet medical needs in wound care, orthopedic, plastic/cosmetic and cardiac indications, possibly through potential license and/or partnership arrangements.

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

We pay consulting fees to certain members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses. The amounts vary depending on the nature of the services. We paid our advisors aggregate consulting fees through the issuance of stock options in 2016 and 2015 and recorded stock-based compensation expense of $30,421 and $11,107 for the years ended December 31, 2016 and 2015, respectively.

Sales, Marketing and Distribution

We do not have any commercial products available for sale in the United States. We currently do not have the sales or marketing resources required to commercialize our products in the United States. Following FDA approval, we intend to seek a development and/or commercialization partnership, or commercialize the product ourselves. Outside the United States, we retain distributors to represent our products in selective international markets. These distributors have been selected based on their existing business relationships and the ability of their sales force and distribution capabilities to effectively penetrate the market with our PACE product line. We rely on these distributors to manage physical distribution, customer service and billing services for our international customers. Two distributors accounted for 50% and 32% of revenues for the year ended December 31, 2016, and 87% and 10% of accounts receivable at December 31, 2016.

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

Our facility in Suwanee, Georgia consists of 7,500 square feet and provides office, research and development, quality control, production and warehouse space. It is a FDA registered facility and is ISO 13485 certified (for meeting the requirements for a comprehensive management system for the design and manufacture of medical devices).

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

We are the assignee of twenty-seven issued United States patents and eighteen issued foreign patents which on average have remaining useful lives of ten years with the longest useful life extending to 2035. Our current issued United States and foreign patents include patent claims directed to particular electrode configurations, piezoelectric fiber shock wave devices, chemical components for shock wave generation and detachable therapy heads with data storage devices. Our United States patents also include patent claims directed to methods of using acoustic pressure shock waves, including devices such as our products, to treat ischemic conditions, spinal cord scar tissue and spinal injuries, bone fractures and osteoporosis, and, within particular treatment parameters, diabetic foot ulcers and pressure sores. While such patented method claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our method patents as compared to device and non-medical method patents.

We also currently maintain eleven United States non-provisional patent applications, three provisional patent applications and six foreign patent applications. Our patent-pending rights include inventions directed to certain shock wave devices and systems, ancillary products and components for acoustic pressure shock wave treatment devices, and various methods of using acoustic pressure shock waves. Such patent-pending methods include, for example, using acoustic pressure shock waves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels and circulatory disorders, lymphatic disorders, cardiac tissue, fat and cellulite, cancer, blood and fluids sterilization, and to destroy pathogens. All of our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.

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

We have the following trademark registrations:  SANUWAVE® (United States, European Community, Canada, Japan, Switzerland, Taiwan and under the Madrid Protocol), dermaPACE® (United States, European Community, Japan, South Korea, Switzerland, Taiwan, Canada and under the Madrid Protocol), angioPACE® (Australia, European Community and Switzerland), PACE® (Pulsed Acoustic Cellular Expression) (United States, European Community, China, Hong Kong, Singapore, Switzerland, Taiwan, and Canada), orthoPACE® (United States and European Community), DAP® (Diffused Acoustic Pressure) (United States and European Community) and Profile™ (United States, European Community and Switzerland).

We also maintain trademark registrations for: OssaTron® (United States and Germany), evoPACE® (Australia, European Community and Switzerland), Evotron® (Germany and Switzerland), Evotrode® (Germany and Switzerland), Orthotripsy® (United States), Reflectron® (Germany and Switzerland), and Reflectrode® (Germany and Switzerland).

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

There are also several companies that market extracorporeal shock wave device products targeting lithotripsy and orthopedic markets, including Dornier MedTech, Storz Medical AG, Electro Medical Systems (EMS) S.A., CellSonic Medical and Tissue Regeneration Technologies, LLC, and could ultimately pursue the wound care market. Nevertheless, we believe that dermaPACE has a competitive advantage over all of these existing technologies by achieving wound closure by means of a minimally invasive process through innate biological response to PACE.

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

Clinical Trials of Medical Devices

One or more clinical trials are almost always required to support a PMA application and more recently are becoming necessary to support a 510(k) submission. Clinical studies of unapproved or un-cleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an IDE application to the FDA prior to initiation of the clinical study. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board (IRB) has approved the study.

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

The primary regulatory body in Canada is Health Canada. In addition to needing appropriate data to obtain market licensing in Canada, we must have an ISO 13485 certification, as well as meet additional requirements of Canadian laws. We currently maintain this certification. We maintain a device license for dermaPACE with Health Canada for the indication of “devices for application of shock waves (pulsed acoustic waves) on acute and chronic defects of the skin and subcutaneous soft tissue”.

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

Research and Development

For the years ended December 31, 2016 and 2015, we spent $1,128,640 and $2,172,819, respectively, on research and development activities which consists of clinical trial expenses for the dermaPACE diabetic foot ulcer clinical study in the United States and research costs from partnering universities for non-medical uses of the PACE technology.

Employees

As of March 23, 2017, we had a total of six full time employees in the United States. Of these, four were engaged in research and development which includes clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE, assuming FDA approval in early 2017, and will continue to research and develop the non-medical uses of the product, both of which will require additional capital resources. We incurred a net loss of $6,439,040 and $4,810,285 for the years ended December 31, 2016 and 2015, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

At December 31, 2016, we had cash and cash equivalents totaling $133,571 and negative working capital of $7,002,324. For the years ended December 31, 2016 and 2015, our net cash used by operating activities was $3,199,453 and $3,473,456, respectively. Management expects the cash used in operations for the Company during the first two quarters of 2017 will be approximately $175,000 to $225,000 per month as resources are devoted to the expansion of our international business, preparations for commercialization of the dermaPACE product and continued research and development of non-medical uses of our technology.

The continuation of our business is dependent upon raising additional capital during or before the second quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have a history of losses and we may continue to incur losses and may not achieve or maintain profitability.

For the year ended December 31, 2016, we had a net loss of $6,439,040 and used $3,199,453 of cash in operations. For the year ended December 31, 2015, we had a net loss of $4,810,285 and used $3,473,456 of cash in operations. As of December 31, 2016, we had an accumulated deficit of $99,433,448 and a total stockholders' deficit of $6,911,600. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses as we continue to incur expenses related to seeking FDA approval for our dermaPACE device. Even if we succeed in developing and commercializing one or more of our product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

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

A variety of factors could impact our need to raise additional capital, the timing of any required financings and the amount of such financings. Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

●	delays in timing of receipt of required regulatory approvals;
●	unanticipated expenditures in research and development or manufacturing activities;
●	delayed market acceptance of any approved product;
●	unanticipated expenditures in the acquisition and defense of intellectual property rights;
●	the failure to develop strategic alliances for the marketing of some of our product candidates;
●	additional inventory builds to adequately support the launch of new products;
●	unforeseen changes in healthcare reimbursement for procedures using any of our approved products;
●	inability to train a sufficient number of physicians to create a demand for any of our approved products;
●	lack of financial resources to adequately support our operations;
●	difficulties in maintaining commercial scale manufacturing capacity and capability;
●	unforeseen problems with our third party manufacturers, service providers or specialty suppliers of certain raw materials;
●	unanticipated difficulties in operating in international markets;
●	unanticipated financial resources needed to respond to technological changes and increased competition;
●	unforeseen problems in attracting and retaining qualified personnel;
●	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the PPACA) on our operations;
●	the impact of changes in U.S. health care law and policy on our operations;
●	enactment of new legislation or administrative regulations;
●	the application to our business of new court decisions and regulatory interpretations;
●	claims that might be brought in excess of our insurance coverage;
●	the failure to comply with regulatory guidelines; and
●	the uncertainty in industry demand and patient wellness behavior.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line through acquisitions. Any acquisition would likely increase our capital requirements.

We are no longer able to rely on Prides Capital Partners, LLC and NightWatch Capital LLC for financial support, and as a result must rely on third parties for financing.

In the past, we have relied on Prides Capital Partners, LLC (together with its affiliates, “Prides Capital”) and NightWatch Capital LLC (together with its affiliates, “NightWatch Capital”) for the ongoing financial support necessary to operate our business. As of December 31, 2015, both Prides Capital and NightWatch Capital had liquidated, and they will not provide us with any additional financing or financial support in the future. To the extent we must obtain financing to support our cash needs, we will be entirely reliant on unrelated third parties. We do not have any lines of credit or other financing arrangements in place with banks or other financial institutions. We will require additional financing in the future, and additional financing may not be available at times, in amounts or on terms acceptable to us, or at all, which would have a material adverse effect on our business.

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

As a small company with six employees, our success depends on the continuing contributions of our management team and qualified personnel. Our success depends in large part on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical, biotechnology and medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

We are also subject to inspection by the FDA and other international regulatory bodies to determine our compliance with regulatory requirements, as are our suppliers and contract manufacturers, and we cannot be sure that the FDA and other international regulatory bodies will not identify compliance issues that may disrupt production or distribution, or require substantial resources to correct.

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

However, some of the provisions of the PPACA have yet to be fully implemented and certain provisions have been subject to judicial and Congressional challenges. Furthermore, President Trump has vowed to repeal the PPACA, and it is uncertain whether new legislation will be enacted to replace the PPACA. In the coming years, there may continue to be additional proposals relating to the reform of the United States healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations and financial condition.

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

The patent applications that we own and that have been licensed to us, and any future patent applications that we may own or that may be licensed to us, may not result in the issuance of any patents. The standards that the United States Patent & Trademark Office and foreign patent agencies use to grant patents are not always applied predictably or uniformly and can change. Consequently, we cannot be certain as to the type and scope of patent claims to which we may in the future be entitled under our license agreements or that may be issued to us in the future. These applications may not be sufficient to meet the statutory requirements for patentability and, therefore, may not result in enforceable patents covering the product candidates we want to commercialize. Further, patent applications in the United States that are not filed in other countries may not be published or generally are not published until at least 18 months after they are first filed, and patent applications in certain foreign countries generally are not published until many months after they are filed. Scientific and patent publication often occurs long after the date of the scientific developments disclosed in those publications. As a result, we cannot be certain that we will be the first creator of inventions covered by our patents or applications, or the first to file such patent applications. As a result, our issued patents and our patent applications could become subject to challenge by third parties that created such inventions or filed patent applications before us or our licensors, resulting in, among other things, interference proceedings in the United States Patent & Trademark Office to determine priority of discovery or invention. Interference proceedings, if resolved adversely to us, could result in the loss of or significant limitations on patent protection for our products or technologies. Even in the absence of interference proceedings, patent applications now pending or in the future filed by third parties may prevail over the patent applications that may be owned by us or licensed to us or that we may file in the future, or may result in patents that issue alongside patents issued to us or our licensors or that may be issued or licensed to us in the future, leading to uncertainty over the scope of the patents owned by us or licensed to us or that may in the future be owned by us or impede our freedom to practice the claimed inventions.

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

The biotechnology, biopharmaceutical and medical device industries are characterized by a large number of patents and patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed patent applications or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all of the patents potentially adverse to our interests that may have been issued to others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our product candidates or proprietary technologies may infringe. Third parties may claim that our products or related technologies infringe their patents or may claim that the products of our suppliers, manufacturers or contract service providers that produce our devices infringe on their intellectual property. Further, we, our licensees or our licensors, may need to participate in interference, opposition, protest, reexamination or other potentially adverse proceedings in the United States Patent & Trademark Office or in similar agencies of foreign governments with regards to our patents, patent applications, and intellectual property rights. In addition, we, our licensees or our licensors may need to initiate suits to protect our intellectual property rights.

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

To date, there has been a limited trading market for our common stock and we cannot predict how liquid the market for our common stock might become. Our common stock is quoted on the Over-the-Counter market (OTCQB), which is an inter-dealer market that provides significantly less liquidity than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our common stock on the OTCQB does not assure that a meaningful, consistent and liquid trading market exists. The market price for our common stock is subject to volatility and holders of our common stock may be unable to resell their shares at or near their original purchase price, or at any price. In the absence of an active trading market:

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our operations, production and research and development office is in a leased facility in Suwanee, Georgia, consisting of 7,500 square feet of space under a lease which expires on December 31, 2021. Under the terms of the lease, we pay monthly rent of $10,844, subject to a 3% adjustment on an annual basis.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCQB under the symbol “SNWV”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the OTCQB. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions:

	Price Range
	High	Low
2016
First Quarter	$0.09	$0.05
Second Quarter	$0.06	$0.04
Third Quarter	$0.16	$0.03
Fourth Quarter	$0.20	$0.12

	Price Range
	High	Low
2015
First Quarter	$0.28	$0.11
Second Quarter	$0.25	$0.04
Third Quarter	$0.19	$0.09
Fourth Quarter	$0.17	$0.06

Holders of Common Stock

As of March 23, 2017, there were 143 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$0.00	-
Equity compensation plans not approved by security holders	16,203,385	$0.38	7,628,281
Total	16,203,385	$0.38	7,628,281

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies were submitted to the FDA in late July 2016, after our in-person meeting to discuss the submission strategy, for possible approval in early 2017.

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

●	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
●	cardiac applications for removing plaque due to atherosclerosis improving heart muscle performance.

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

The dermaPACE system was evaluated using two studies under IDE G070103. The studies were designed as prospective, randomized, double-blind, parallel-group, sham-controlled, multi-center 24-week studies at 39 centers. A total of 336 subjects were enrolled and treated with either dermaPACE plus conventional therapy or conventional therapy (a.k.a. standard of care) alone. Conventional therapy included, but was not limited to, debridement, saline-moistened gauze, and pressure reducing footwear. The objective of the studies was to compare the safety and efficacy of the dermaPACE device to sham-control application. The prospectively defined primary efficacy endpoint for the dermaPACE studies was the incidence of complete wound closure at 12 weeks post-initial application of the dermaPACE system (active or sham). Complete wound closure was defined as skin re-epithelialization without drainage or dressing requirements, confirmed over two consecutive visits within 12-weeks. If the wound was considered closed for the first time at the 12 week visit, then the next visit was used to confirm closure. Investigators continued to follow subjects and evaluate wound closure through 24 weeks.

The dermaPACE device completed its initial Phase III, IDE clinical trial in the United States for the treatment of diabetic foot ulcers in 2011 and a PMA application was filed with the FDA in July 2011. The patient enrollment for the second, supplemental clinical trial began in June 2013. We completed enrollment for the 130 patients in this second trial in November 2014 and suspended further enrollment at that time.

The only significant difference between the two studies was the number of applications of the dermaPACE device. Study one (DERM01; n=206) prescribed four (4) device applications/treatments over a two-week period, whereas, study two (DERM02; n=130) prescribed up to eight (8) device applications (4 within the first two weeks of randomization, and 1 treatment every two weeks thereafter up to a total of 8 treatments over a 10-week period). If the wound was determined closed by the PI during the treatment regimen, any further planned applications were not performed.

Between the two studies there were over 336 patients evaluated, with 172 patients treated with dermaPACE and 164 control group subjects with use of a non-functional device (sham). Both treatment groups received wound care consistent with the standard of care in addition to device application. Study subjects were enrolled using pre-determined inclusion/exclusion criteria in order to obtain a homogenous study population with chronic diabetes and a diabetic foot ulcer that has persisted a minimum of 30 days and its area is between 1cm2 and 16cm2, inclusive. Subjects were enrolled at Visit 1 and followed for a run-in period of two weeks. At two weeks (Visit 2 – Day 0), the first treatment was applied (either dermaPACE or Sham Control application). Applications with either dermaPACE or Sham Control were then made at Day 3 (Visit 3), Day 6 (Visit 4), and Day 9 (Visit 5) with the potential for 4 additional treatments in Study 2. Subject progress including wound size was then observed on a bi-weekly basis for up to 24 weeks at a total of 12 visits (Weeks 2-24; Visits 6-17).

A total of 336 patients were enrolled in the dermaPACE studies at 37 sites. The patients in the studies were followed for a total of 24 weeks. The studies’ primary endpoint, wound closure, was defined as “successful” if the skin was 100% reepithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits.

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

●

dermaPACE demonstrated superior results in the prevention of wound expansion (≥ 10% increase in wound size), when compared to the control, over the course of the study at 12 weeks (18.0% versus 31.1%; p=0.005, respectively).

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

In October 2015 after freezing and locking the data, we performed data analysis. At the 12 week endpoint a total of 39 out of 172 (22.7%) of dermaPACE patients had complete wound closure, compared to 30 out of 164 (18.3%) in the control group. As expected, there was no statistically significant difference in wound closure at the 12 week follow up between the dermaPACE and control group; however, in subsequent visits a trend towards significance was shown resulting in a significant difference by the 20 week endpoint that was maintained through the end of the study. At the 24 week endpoint, the rate of wound closure in the dermaPACE patients was 37.8% compared to 26.2% for the control group, resulting in a p-value of 0.023. Additionally, there were no serious or related adverse events associated with the dermaPACE treatment reported during the course of the two studies and there were no issues regarding the tolerability of the treatment.

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

Working with MCRA, we submitted to FDA a de novo petition on July 23, 2016. Due to the strong safety profile of our device and the efficacy of the data showing statistical significance for wound closure for dermaPACE subjects at 20 weeks, we believe that the dermaPACE device should be considered for classification into Class II as there is no legally marketed predicate device and there is not an existing Class III classification regulation or one or more approved PMAs (which would have required a reclassification under Section 513(e) or (f)(3) of the FD&C Act). Should FDA determine that the criteria at section 513(a)(1)(A) of (B) of the FD&C Act are met, FDA will grant the de novo petition, in which case dermaPACE will be classified as Class II and may be marketed immediately.

Financial Overview

We expect to devote substantial resources for the commercialization of the dermaPACE, assuming FDA approval in early 2017, and will continue to research and develop the non-medical uses of the product, both of which will require additional capital resources. We incurred a net loss of $6,439,040 and $4,810,285 for the years ended December 31, 2016 and 2015, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

The continuation of our business is dependent upon raising additional capital during or before the second quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of December 31, 2016, we had an accumulated deficit of $99,433,448. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to incur expenses related to seeking FDA approval for our dermaPACE device and then commercialization of the product when approval is received. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to the recording of the allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, the determination of the valuation allowance for deferred taxes, the estimated fair value of stock-based compensation, estimated fair value of warrant liabilities and the estimated fair value of intangible assets. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements filed with this Annual Report on Form 10-K, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, intangible assets, stock-based compensation, liabilities related to warrants issued, and income taxes are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.

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

Liabilities related to Warrants Issued

We record certain common stock warrants we issued at fair value and recognize the change in the fair value of such warrants as a gain or loss, which we report in the Other Income (Expense) section in our Consolidated Statements of Comprehensive Loss. We report the warrants that we record at fair value as liabilities because they contain certain down-round provisions allowing for reduction of their exercise price. We estimate the fair value of these warrants using a binomial options pricing model.

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

We account for uncertain tax positions in accordance with the related provisions of ASC 740, Income Taxes, Accounting for Uncertainty in Income Taxes (FIN 48). ASC 740 specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.

Results of Operations for the Years ended December 31, 2016 and 2015

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2016 were $1,376,063, compared to $965,501 for the same period in 2015, an increase of $410,562, or 43%. Revenue resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE devices and related applicators. The increase in revenue for 2016 is primarily due to an increase in sales of 17 orthoPACE devices in Asia/Pacific and the European Community, as compared to the prior year, as well as higher sales of new and refurbished applicators due to increased devices in use.

Cost of revenues for the year ended December 31, 2016 were $565,129, compared to $284,962 for the same period in 2015. Gross profit as a percentage of revenues was 59% for the year ended December 31, 2016, compared to 70% for the same period in 2015. The decrease in gross profit as a percentage of revenues in 2016 was due to a higher percentage of revenues being from the sale of devices in 2016, as compared to 2015, which have a lower gross margin as compared to the gross margin of new and refurbished applicators.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2016 were $1,128,640, compared to $2,172,819 for the same period in 2015, a decrease of $1,044,179, or 48%. Research and development expenses include the costs associated with the dermaPACE clinical trial, which incurred costs related to analysis of the data and preparation of the de novo submission in 2015 that totaled $200,139 and $939,649 for the years ended December 31, 2016 and 2015, respectively. In addition, clinical research on medical and non-medical uses of our technology decreased by $58,008 as a result of lower available partners and salary and benefits costs decreased by $271,057 due to reduced bonus expense year over year.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $2,673,773, as compared to $2,735,129 for the same period in 2015, a decrease of $61,356, or 2%. The decrease in general and administrative expenses in 2016, as compared to 2015, was primarily due a decrease in salary, benefits and travel in 2016. This was partially offset by increased accounting fees due to third party work on complex financial transaction and consulting fees related to equity raises in 2016.

Depreciation and Amortization

Depreciation for the year ended December 31, 2016 was $19,858, compared to $3,612 for the same period in 2015, an increase of $16,246. The increase was due to purchase of new assets in 2016 and reclassification of devices from inventory to fixed assets in 2016.

Amortization for the years ended December 31, 2016 and 2015 was $306,756 and $306,757, respectively.

Other Income (Expense)

Other income (expense) was a net expense of $3,122,541 for the year ended December 31, 2016 as compared to a net expense of $372,507 for the same period in 2015, an increase of $2,750,034 in the net expense. The net expense in 2016 included a non-cash loss of $2,223,718 for a valuation adjustment on outstanding warrants and conversion of Series A Warrants, as compared to a non-cash gain of $58,515 in 2015. The net expense in 2016 also includes interest expense related to promissory notes issued and paid in 2016 and increased interest expense for related party note due to late payments carried over from 2015.

Provision for Income Taxes

At December 31, 2016, we had federal net operating loss carryforwards of $73,775,701 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the year ended December 31, 2016 was $6,439,040, or ($0.06) per basic and diluted share, compared to a net loss of $4,810,285, or ($0.08) per basic and diluted share, for the same period in 2015, an increase in the net loss of $1,628,755, or 34%. The increase in the net loss was primarily a result of increased loss on warrant valuation that is partially offset by increased gross margin and decrease in operating expenses.

We anticipate that our operating losses will continue over the next few years as we prepare our FDA submission for the dermaPACE device for the treatment of diabetic foot ulcers but if we obtain FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, then we hope to partially or completely offset these losses within the next few years.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE, assuming FDA approval in early 2017, and will continue to research and develop the non-medical uses of the product, both of which will require additional capital resources. We incurred a net loss of $6,439,040 and $4,810,285 for the years ended December 31, 2016 and 2015, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

The continuation of our business is dependent upon raising additional capital during or before the second quarter of 2017 to fund operations. Management expects the cash used in operations for the Company during the first two quarters of 2017 will be approximately $175,000 to $225,000 per month as resources are devoted to the expansion of our international business, preparations for commercialization of the dermaPACE product and continued research and development of non-medical uses of our technology. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

For the years ended December 31, 2016 and 2015, net cash used by operating activities was $3,199,453 and $3,473,456, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the year ended December 31, 2016, as compared to the same period for 2015, of $274,003, or 8%, was primarily due to the decreased total operating expenses in 2016, as compared to 2015, of $1,105,535, which is partially offset by increase in accounts receivable of $430,583 and decrease in accrued employee compensation of $415,998. Net cash used by investing activities in 2016 was $8,770 as compared to net cash provided by investing activities in 2015 of $100,000 from the sale of assets held for sale. Net cash provided by financing activities for the year ended December 31, 2016 was $3,207,771, which primarily consisted of the net proceeds from 2016 Public Offering of $1,596,855, 2016 Private Placement of $1,528,200, and proceeds from warrant exercises of $67,466. There was no net cash provided by financing activities in 2015. Cash and cash equivalents decreased by $19,359 for the year ended December 31, 2016 and cash and cash equivalents decreased by $3,394,141 for the year ended December 31, 2015.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable, related parties.

In August 2016, we entered into a lease agreement for 7,500 square feet of office space for office, research and development, quality control, production and warehouse space which expires on December 31, 2021. Under the terms of the lease, we pay monthly rent of $10,844, subject to a 3% adjustment on an annual basis.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. The amendments in this ASU should help reduce the diversity in the timing and content of disclosures in the notes to the financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2016.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which proposed that inventory should be measured at the lower of cost and net realizable value for inventory that is measured using first-in, first-out (FIFO) or average cost. The main provision of ASU 2015-11 is that an entity should measure inventory at the lower or cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment does not apply to entities that measure inventory using last-in, first-out (LIFO) or the retail inventory method. The standard is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period. The Company elected early adoption of this guidance as it more reasonably states inventory and adopted ASU 2015-11 effective January 1, 2016.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). This ASU provides guidance to simplify several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 31, 2016. Early adoption is permitted for an entity in an interim or annual period. We are currently evaluating the effect that the updated standard will have on our financial statements, but expect the guidance will add modest volatility in our equity-based compensation expense, provision for income taxes, and net income (loss).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017. This standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Acting Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). As a result of such assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except that in accordance with our control procedures for management to engage, as necessary, an outside consultant to assist in the application of U.S. GAAP to complex transactions, we engaged Habif, Arogeti and Waynne, LLP (HA&W) to assist in the application of U.S. GAAP to complex financial transactions in the first and second quarter of 2016.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position Held
Kevin A. Richardson, II	48	Director, Chairman and Acting Chief Executive Officer
Lisa E. Sundstrom	47	Chief Financial Officer
Peter Stegagno	57	Vice President, Operations
Iulian Cioanta, PhD	54	Vice President, Research and Development
John F. Nemelka	51	Director
Alan L. Rubino	62	Director
A. Michael Stolarski	46	Director

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

Iulian Cioanta, PhD joined the Company in June 2007 as Vice President of Research and Development. Dr. Cioanta most recently served as Business Unit Manager with Cordis Endovascular, a Johnson & Johnson company. Prior to that, Dr. Cioanta worked as Director of Development Engineering with Kensey Nash Corporation, Research Manager at ArgoMed Inc. and Project Manager and Scientist with the Institute for the Design of Research Apparatus. Dr. Cioanta also worked in academia at Polytechnic University of Bucharest in Romania, Leicester University in the United Kingdom and Duke University in the United States. Dr. Cioanta received a Master of Science degree in Mechanical Engineering and Technology form the Polytechnic University of Bucharest and he earned his PhD degree in Biomedical Engineering from Duke University in the field of extracorporeal shock wave lithotripsy.

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

A. Michael Stolarski joined the Company as a member of the board of directors in April 2016. Mr. Stolarski founded Premier Shockwave, Inc. in October 2008 and has since served as its President & CEO. From 2005 to 2008, Mr. Stolarski was the Vice President of Business Development and, previously, Acting CFO of SANUWAVE, Inc. From 2001 to 2005, he was the President – Orthopaedic Division and Vice President of Finance for HealthTronics Surgical Services, Inc. From 1994 to 2001, he was the CFO and Controller of the Lithotripsy Division, Internal Auditor, and Paralegal of Integrated Health Services, Inc. Mr. Stolarski brings to our board an in-depth understanding of the orthopaedic and podiatric shock wave market. In addition to being a Certified Public Accountant in the state of Maryland (inactive), he holds a M.S. in Finance from Loyola College, Baltimore a B.S. in Accounting and a B.S. in Finance from the University of Maryland, College Park.

CORPORATE GOVERNANCE AND BOARD MATTERS

The Company adopted a formal Corporate Governance policy in January 2012 which included establishing formal board committees and a code of conduct for the board of directors and the Company.

The Board of Directors

Recent Developments

The Company’s current board of directors consists of four members, one of whom has been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The Company expects to add additional independent directors in 2017.

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

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. The Company’s current board of directors consists of three members, only one of whom has been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The board of directors has determined that Mr. Richardson, Mr. Nemelka and Mr. Stolarski are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add additional independent directors in 2017.

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

Audit Committee

The current members of the Company’s audit committee are Kevin A. Richardson, II, John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. Mr. Richardson, who chairs the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC. Pursuant to the Company’s Audit Committee Charter, the audit committee is required to consist of at least two independent directors. The Company currently only has one independent director. The Company expects to add additional independent directors to the board of directors in 2017.

The audit committee operates under a written charter adopted by the board of directors which is available on the Company’s website at www.sanuwave.com. The primary responsibility of the audit committee is to oversee the Company’s financial reporting process on behalf of the board of directors. Among other things, the audit committee is responsible for overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements, reviewing and discussing with the independent auditors the critical accounting policies and practices for the Company, engaging in discussions with management and the independent auditors to assess risk for the Company and management thereof, and reviewing with management the effectiveness of the Company’s internal controls and disclosure controls and procedures. The audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditor, currently Cherry Bekaert LLP, including the resolution of disagreements, if any, between management and the auditors regarding financial reporting. In addition, the audit committee is responsible for reviewing and approving any related party transaction that is required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act.

Compensation Committee

The current members of the Company’s compensation committee are Kevin A. Richardson, II, John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers. Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors. The Company currently only has one independent director. The Company expects to add additional independent directors to the board of directors in 2017.

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

Nominating and Corporate Governance Committee

The current members of the Company’s nominating and corporate governance committee are Kevin A. Richardson, II, John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors. The Company currently only has one independent director. The Company expects to add additional independent directors to the board of directors in 2017.

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

Shareholder Communications with the Board of Directors

The board of directors has implemented a process for shareholders to send communications to the board of directors. Shareholders who wish to communicate directly with the board of directors or any particular director should deliver any such communications in writing to the Secretary of the Company. The Secretary will compile any communications they receive from shareholders and deliver them periodically to the board of directors or the specific directors requested. The Secretary of the Company will not screen or edit such communications, but will deliver them in the form received from the shareholder.

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2016, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2016 and 2015

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)		(d)	(e)		(f)	(g)	(h)	(i)	(j)

Kevin A. Richardson, II	2016	$120,000	(1)	-	$114,021	(3)	-	-	-	-	$234,021
Chairman of the Board and Acting Chief Executive Officer (principal executive officer)	2015	$120,000	(1)	-	$79,524	(3)	-	-	-	-	$199,524

Lisa E. Sundstrom (2)	2016	$115,000		-	$81,444	(3)	-	-	-	$13,284	$209,728
Chief Financial Officer (principal financial officer)	2015	$111,587		-	$53,016	(3)	-	-	-	$11,895	$176,498

Peter Stegano	2016	$200,000		-	$81,444	(3)	-	-	-	$13,339	$294,783
Vice President, Operations	2015	$200,000		-	$53,016	(3)	-	-	-	$13,852	$266,868

Iulian Cioanta	2016	$200,000		-	$81,444	(3)	-	-	-	$19,892	$301,336
Vice President, Research and Development	2015	$200,000		-	$53,016	(3)	-	-	-	$17,514	$270,530

Barry J. Jenkins	2016	-		-	-		-	-	-	-	$-
Chief Financial Officer and COO	2015	$143,160	(5)	-	-		-	-	-	$10,234	$153,394

(1) Mr. Richardson has been the Company's Chairman of the Board since the Company's inception. Since 2014, Mr. Richardson has also been our Acting Chief Executive Officer. We continue to compensate Mr. Richardson as a director as described in "Discussion of Director Compensation" below, however we pay him an additional $10,000 per month in recognition of his additional role as Acting Chief Financial Officer.

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

Change of Control. In addition to any other termination benefits that Mr. Jenkins was entitled to receive, if a change of control occurs, then subject to his compliance with certain other provisions of the employment agreement related to non-competition and confidentiality and the execution of an effective release of claims, Mr. Jenkins would have been entitled to receive 100% accelerated vesting of his options.

Stock Incentive Plan

On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”). On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to three years, and have a maximum ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company. The Stock Incentive Plan had 22,500,000 shares of common stock reserved for grant at December 31, 2016 and had 12,500,000 shares of common stock reserved for grant at December 31, 2015.

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

On December 31, 2016, there were 7,628,281 shares of common stock available for grant under the Stock Incentive Plan. For the years ended December 31, 2016 and 2015, there were 4,067,800 and 1,750,000 options, respectively, granted to the Company’s executive officers under the Stock Incentive Plan.

Outstanding Equity Awards at 2016 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2016.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin A. Richardson, II	115,000	(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	452,381	(3)	-	-	$0.11	10/1/2025	-	-	-	-
	297,619	(3)	-	-	$0.06	10/1/2025	-	-	-	-
	700,000	(4)	-	-	$0.04	6/16/2026	-	-	-	-
	594,300	(5)	-	-	$0.18	11/9/2026	-	-	-	-
Lisa Sundstrom	65,000	(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Finanical Officer (principal executive officer)	25,000	(2)	-	-	$0.55	5/7/2024	-	-	-	-
	301,587	(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413	(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000	(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500	(5)	-	-	$0.18	11/9/2026	-	-	-	-
Peter Stegano	333,644	(1)	-	-	$0.35	02/21/2023	-	-	-	-
Vice President, Operations	50,000	(2)	-	-	$0.55	5/7/2024	-	-	-	-
	301,587	(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413	(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000	(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500	(5)	-	-	$0.18	11/9/2026	-	-	-	-
Iulian Cioanta	296,241	(1)	-	-	$0.35	02/21/2023	-	-	-	-
Vice President, Research and Development	50,000	(2)	-	-	$0.55	5/7/2024	-	-	-	-
	301,587	(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413	(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000	(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500	(5)	-	-	$0.18	11/9/2026	-	-	-	-
Barry J. Jenkins (6)	-		-	-	-	-	-	-	-	-
(Chief Financial Officer and COO)	-		-	-	-	-	-	-	-	-

(1) On February 21, 2013, the Company, by mutual agreement with all active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. The Company cancelled all options which were previously granted to Mr. Richardson, Ms. Sundstrom, Mr. Stegagno and Mr. Cioanta. The Company granted Mr. Richardson 115,000 options, Ms. Sundstrom 65,000 options, Mr. Stegagno 333,644 options and Mr. Cioanta 296,241 options on February 21, 2013 which vests one-third at grant date, one-third on February 21, 2014 and one-third on February 21, 2015.

(2) The Company granted Ms. Sundstrom 25,000 options, Mr. Stegagno 50,000 options and Mr. Cioanta 50,000 options on May 7, 2014 which vests one-third at grant date, one-third on May 7, 2015 and one-third on May 7, 2016.

(3) The Company granted Mr. Richardson 750,000 options, Ms. Sundstrom 500,000 options, Mr. Stegagno 500,000 options and Mr. Cioanta 500,000 options on October 1, 2015 which vests at grant date.
(4) The Company granted Mr. Richardson 700,000 options, Ms. Sundstrom 500,000 options, Mr. Stegagno 500,000 options and Mr. Cioanta 500,000 options on June 16, 2016 which vests at grant date.
(5) The Company granted Mr. Richardson 594,300 options, Ms. Sundstrom 424,500 options, Mr. Stegagno 424,500 options and Mr. Cioanta 424,500 options on November 9, 2016 which vests at grant date.
(6) Mr. Jenkins terminated his employment with the company on July 31, 2015 and forfeited all of his options.

Director Compensation Table for Fiscal 2016

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Kevin A. Richardson, II (1)	$16,000	-	$114,021	-	-	-	$130,021

John F. Nemelka	$16,000	-	$32,578	-	-	-	$48,578

Alan L. Rubino	$16,000	-	$32,578	-	-	-	$48,578

A. Michael Stolarski	$11,333	-	$32,578	-	-	-	$43,911

(1) Mr. Richardson has been the Company's Chairman of the Board since the Company's inception. Since 2014, Mr. Richardson has also been our Acting Chief Executive Officer. We continue to compensate Mr. Richardson as a director as described in "Discussion of Director Compensation" below, however we pay him an additional $10,000 per month in recognition of his additional role as Acting Chief Financial Officer.

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2016: Kevin A. Richardson, II – 2,159,300, John F. Nemelka – 734,800, Alan L. Rubino – 719,800 and A. Michael Stolarski – 369,800.

Discussion of Director Compensation

Effective January 1, 2013, the Company began to compensate its directors at an annual rate of $16,000 each. On November 9, 2016, the Company issued 594,300 options to purchase the Company’s common stock at $0.18 per share to director Kevin A. Richardson, II and the Company issued 169,800 options to purchase the Company’s common stock at $0.18 per share to directors John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. On June 16, 2016, the Company issued 700,000 options to purchase the Company’s common stock at $0.04 per share to director Kevin A. Richardson, II and the Company issued 200,000 options to purchase the Company’s common stock at $0.04 per share to directors John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. On October 1, 2015, the Company issued 452,381 options to purchase the Company’s common stock at $0.11 per share and 297,619 options to purchase the Company’s common stock at $0.50 per share to director Kevin A. Richardson, II and the Company issued 150,795 options to purchase the Company’s common stock at $0.11 per share and 99,205 options to purchase the Company’s common stock at $0.50 per share to directors John F. Nemelka and Alan L. Rubino. The options above issued at $0.50 per share were re-priced to $0.06 per share in March 2016 as the result of the public offering. On September 3, 2013, the Company issued 100,000 options to purchase the Company’s common stock at $0.65 per share to director Alan L. Rubino. On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. Kevin A. Richardson, II, and John F. Nemelka, each cancelled 15,000 options and were each issued 115,000 options at an exercise price of $0.35 per share.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 23, 2017, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s named executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

	Number of Shares	Percent of
	Beneficially	Shares
Name of Beneficial Owner (1)	Owned	Outstanding (2)
Kevin A. Richardson, II (3)	9,559,216	6.8%
Anthony M. Stolarski (4)	6,848,423	4.8%
Lisa E. Sundstrom (5)	1,514,500	1.1%
John F. Nemelka (6)	746,055	0.5%
Alan Rubino (7)	719,800	0.5%
All directors and executive officers as a group (5 persons)	19,387,994	13.7%
5% Beneficial Owner:
Jerome Gildner (8)	13,333,334	9.2%
John McDermott (8)	11,666,666	8.1%
James McGraw (8)	9,592,512	6.7%

(1) Unless otherwise noted, each beneficial owner has the same address as us.

(2) Applicable percentage ownership is based on 138,815,329 shares of common stock outstanding as of March 23, 2017, “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of March 23, 2017. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(3) Includes options to purchase up to 2,159,300 shares of common stock and warrants to purchase up to 218,947 shares of common stock. In addition, this amount includes 4,876,409 shares of common stock owned directly by Prides Capital Fund I, L.P. Prides Capital Partners LLC is the general partner of Prides Capital Fund I, L.P. and Mr. Richardson is the controlling shareholder of Prides Capital Partners LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. Richardson has also been deputized by Prides Capital Partners LLC to serve on the board of directors of the Company. Mr. Richardson disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(4) Includes options to purchase up to 369,800 shares of common stock and warrants to purchase up to 2,753,997 shares of common stock.

(5) Consists of options to purchase up to 1,514,500 shares of common stock.

(6) Includes options to purchase up to 734,800 shares of common stock.

(7) Consists of options to purchase up to 719,800 shares of common stock.

(8) Based on records of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Information on securities authorized for issuance under the Company's equity compensation plans can be found in Item 5 under the same caption in this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, for the fiscal years ended December 31, 2016 and 2015, there were no transactions with related persons required to be disclosed in this report.

On August 11, 2016, we began a private placement of securities (the “2016 Private Placement”) with select accredited investors in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (the “Commission”) under the Securities Act. The 2016 Private Placement offered Units (the “Units”) at a purchase price of $0.06 per Unit, with each Unit consisting of (i) one (1) share of our common stock, $0.001 par value (the “Common Stock”) and, (ii) one (1) detachable warrant (the “Warrants”) to purchase one (1) share of our Common Stock at an exercise price of $0.08 per share. On August 25, 2016 and September 27, 2016 in conjunction with the 2016 Private Placement, the Company issued an aggregate of 22,766,667 and 5,533,334, respectively, shares of common stock for an aggregate purchase price of $1,366,000 and $332,000, respectively. The Company, in connection with the 2016 Private Placement, issued to the investors an aggregate of 28,300,001 warrants (the “Class L Warrants”) to purchase shares of common stock at an exercise price of $0.08 per share. Each Class L Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on March 17, 2019. Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Private Placement of $75,000. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Private Placement of $60,000.

On March 11, 2016, April 6, 2016, and April 15, 2016 in conjunction with an equity offering of securities (the “2016 Equity Offering”) to select accredited investors, the Company issued an aggregate of 25,495,835, 3,083,334 and 1,437,501, respectively, shares of common stock for an aggregate purchase price of $1,529,750, $185,000, and $86,200, respectively. The mandatory prepayment of principal on the Notes payable, related parties equal to 20% of the proceeds received by the Company required by the Note Amendment on June 15, 2015 was waived by HealthTronics, Inc. for this 2016 Equity Offering. The Company, in connection with the 2016 Equity Offering, issued to the investors an aggregate of 30,016,670 warrants (the “Class L Warrants”) to purchase shares of common stock at an exercise price of $0.08 per share. Each Class L Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on March 17, 2019. Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Equity Offering of $100,000. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Equity Offering of $75,000.

Director Independence

Our board of directors has determined that Alan L. Rubino qualifies as independent director based on the NASDAQ stock market definition of “independent director.” Our board of directors has determined that our other three directors, Kevin A. Richardson, II, John F. Nemelka and A. Michael Stolarski, do not qualify as independent directors based on the NASDAQ stock market definition of “independent director.” There are no family relationships among any of the directors or executive officers of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our principal independent registered public accounting firm, Cherry Bekaert LLP, for the year ended December 31, 2016:

Fee Category	2016
Audit fees	$80,000
Tax fees	20,000
Audit related fees	-
All other fees	-
Total fees	$100,000

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

During the course of 2016 and the first quarter of 2017, the audit committee met and held discussions with management and the independent auditors. In the discussions related to the Company’s consolidated financial statements for fiscal year 2016, management represented to the audit committee that such consolidated financial statements were prepared in accordance with United States generally accepted accounting principles. The audit committee reviewed and discussed with management and the independent auditors the audited consolidated financial statements for fiscal year 2016.

In fulfilling its responsibilities, the audit committee discussed with the independent auditors the matters that are required to be discussed by PCAOB Auditing Standards No. 16, Communication with Audit Committees. In addition, the audit committee received from the independent auditors the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the audit committee concerning independence, and the audit committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the audit committee also considered whether the provision of services by the independent auditors not related to the audit of the Company’s financial statements for fiscal year 2016 were compatible with maintaining the independent auditors’ independence. The audit committee’s policy requires that the audit committee approve any audit or permitted non-audit service proposed to be performed by its independent auditors in advance of the performance of such service.

Based upon the audit committee’s discussions with management and the independent auditors and the audit committee's review of the representations of management and the written disclosures and letter of the independent auditors provided to the audit committee, the audit committee recommended to the board of directors that the audited consolidated financial statements for the year ended December 31, 2016 be included in the Company’s Annual Report on Form 10-K, for filing with the SEC.

The Audit Committee

Kevin A. Richardson, II (Chair)
John F. Nemelka
Alan L. Rubino
A. Michael Stolarski

March 31, 2017

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

Item 16.     Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: March 31, 2017	By:	/s/ Kevin A. Richardson, II
	Name:	Kevin A. Richardson, II
	Title:	Acting Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II	Acting Chief Executive Officer and	March 31, 2017
Name: Kevin A. Richardson, II	Chairman of the Board of Directors
(principal executive officer)

By: /s/ Lisa E. Sundstrom	Chief Financial Officer	March 31, 2017
Name: Lisa E. Sundstrom	(principal financial and accounting officer)

By: /s/ John F. Nemelka	Director	March 31, 2017
Name: John F. Nemelka

By: /s/ Alan L. Rubino	Director	March 31, 2017
Name: Alan L. Rubino

By: /s/ A. Michael Stolarski	Director	March 31, 2017
Name: A. Michael Stolarski

EXHIBIT INDEX

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of September 25, 2009, by and between Rub Music Enterprises, Inc., RME Delaware Merger Sub, Inc. and SANUWAVE, Inc. (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

3.1	Articles of Incorporation (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to the Form 10-SB filed with the SEC on December 18, 2007).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company dated March 14, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

3.6	Certificate of Amendment to the Articles of Incorporation, dated September 8, 2015 (Incorporated by reference to the Form 10-K filed with the SEC on March 30, 2016).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company dated January 12, 2016 (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.2	Form of Class B Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.3	Form of Class D Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

4.4	Form of Class E Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

4.5	Form of Series A Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.6	Form of Series B Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.7	Form of 18% Senior Secured Convertible Promissory Note issued by SANUWAVE Health, Inc. to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

4.8	Form of Convertible Promissory Note between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.9	Amendment No. 1 to the Convertible Note Agreement between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.10	Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015).

4.11	Amendment No. 1 to Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 28, 2016 (Incorporated by reference to the Form 10-Q filed with the SEC on August 15, 2016).

4.12	Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 17, 2016).

4.13	Second Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on August 24, 2016).

4.14	Registration Rights Agreement dated January 13, 2016 among the Company and the investors listed therein (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

10.1∞	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).

10.2	Form of Securities Purchase Agreement, by and among the Company and the accredited investors party thereto, dated March 17, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.3	Form of Registration Rights Agreement, by and among the Company and the holders party thereto, dated March 17, 2014 (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.4	Form of Subscription Agreement for the 18% Convertible Promissory Notes between the Company and the accredited investors a party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

10.5	Amendment to certain Promissory Notes that were dated August 1, 2005, by and among the Company, SANUWAVE, Inc. and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015.)

10.6	Security Agreement, by and between the Company and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015).

10.7	Exchange Agreement dated January 13, 2016 among the Company and the investors listed therein (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

10.8	Escrow Deposit Agreement dated January 25, 2016 among the Company, Newport Coast Securities, Inc. and Signature Bank (Incorporated by reference to the Form S-1/A filed with the SEC on February 3, 2016).

10.9	Second Amendment to Certain Promissory Notes entered into as of June 28, 2016 by and among the Company, SANUWAVE, Inc. and HealthTronics, Inc. (Incorporated by reference to the Form 10-Q filed with the SEC on August 15, 2016).

10.10	Form of Securities Purchase Agreement, by and among the Company and the accredited investors a party thereto, dated March 11, 2016 (Incorporated by reference to the Form 8-K filed with the SEC on March 17, 2016).

10.11

Form of Securities Purchase Agreement, by and between the Company and the accredited investors a party thereto, dated August 24, 2016 (Incorporated by reference to the Form 8-K filed with the SEC on J August 25, 2016).

10.12	Form of Registration Rights Agreement, by and between the Company and the holders a party thereto, dated August 24, 2016 (Incorporated by reference to the Form 8-K filed with the SEC on August 25, 2016).

14.1	Code of Business Conduct and Ethics of SANUWAVE Health, Inc. (Incorporated by reference to the Form 10-K filed with the SEC on March 30, 2016).

21.1*	List of subsidiaries

23.1*	Consent of Cherry Bekaert LLP, independent registered public accountants.

23.2*	Consent of BDO USA, LLP, independent registered public accountants.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

______________________________________________________________

∞ Indicates management contract or compensatory plan or arrangement.

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SANUWAVE Health, Inc. and Subsidiaries

Suwanee, Georgia

We have audited the accompanying consolidated balance sheet of SANUWAVE Health, Inc. and Subsidiaries as of December 31, 2016 and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SANUWAVE Health, Inc. and Subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP

Atlanta, Georgia

March 31, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

SANUWAVE Health, Inc. and Subsidiaries

Suwanee, Georgia

We have audited the accompanying consolidated balance sheet of SANUWAVE Health, Inc. and Subsidiaries as of December 31, 2015 and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SANUWAVE Health, Inc. and Subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Atlanta, Georgia

March 30, 2016

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$133,571	$152,930
Accounts receivable, net of allowance for doubtful accounts of $35,196 in 2016 and $8,963 in 2015	460,799	74,454
Inventory (Note 3)	231,953	284,908
Prepaid expenses	87,823	123,988
TOTAL CURRENT ASSETS	914,146	636,280

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	76,938	4,228

OTHER ASSETS	13,786	11,097

INTANGIBLE ASSETS, at cost, less accumulated amortization (Note 5)	-	306,756
TOTAL ASSETS	$1,004,870	$958,361

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$712,964	$509,266
Accrued expenses (Note 6)	375,088	359,374
Accrued employee compensation	64,860	241,542
Interest payable, related parties (Note 7)	109,426	239,803
Short term loan, net (Note 8)	47,440	-
Warrant liability (Note 12)	1,242,120	138,100
Notes payable, related parties, net (Note 7)	5,364,572	-
TOTAL CURRENT LIABILITIES	7,916,470	1,488,085

NON-CURRENT LIABILITIES
Notes payable, related parties, net (Note 7)	-	5,348,112
TOTAL LIABILITIES	7,916,470	6,836,197

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 0 shares outstanding in 2016 and 2015 (Note 11)	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001, 293 authorized; 293 shares issued and 0 shares outstanding in 2016 and 2015, respectively (Note 11)	-	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,532 shares authorized; no shares issued and outstanding (Note 11)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized; 137,219,968 and 63,056,519 issued and outstanding in 2016 and 2015, respectively (Note 10)	137,220	63,057

ADDITIONAL PAID-IN CAPITAL	92,436,697	87,086,677

ACCUMULATED DEFICIT	(99,433,448)	(92,994,408)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(52,069)	(33,162)
TOTAL STOCKHOLDERS' DEFICIT	(6,911,600)	(5,877,836)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,004,870	$958,361

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2016 and 2015

	2016	2015

REVENUES	$1,376,063	$965,501

COST OF REVENUES (exclusive of depreciation and amortization shown below)	565,129	284,962

OPERATING EXPENSES
Research and development	1,128,640	2,172,819
General and administrative	2,673,773	2,735,129
Depreciation	19,858	3,612
Amortization	306,756	306,757
Gain of sale of assets, property and equipment	(1,594)	(100,000)
TOTAL OPERATING EXPENSES	4,127,433	5,118,317

OPERATING LOSS	(3,316,499)	(4,437,778)

OTHER INCOME (EXPENSE)
Gain (loss) on warrant valuation adjustment and conversion	(2,223,718)	58,515
Interest expense, net	(854,980)	(399,832)
Amortization of debt discount	(31,514)	(12,358)
Loss on foreign currency exchange	(12,329)	(18,832)
TOTAL OTHER INCOME (EXPENSE), NET	(3,122,541)	(372,507)

NET LOSS	(6,439,040)	(4,810,285)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(18,907)	(20,685)
TOTAL COMPREHENSIVE LOSS	$(6,457,947)	$(4,830,970)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.06)	$(0.08)

Weighted average shares outstanding - basic and diluted	107,619,869	63,025,202

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Income (Loss)	Total

Balances as of December 31, 2014	1,165	$1	60,726,519	$60,727	$86,584,472	$(88,184,123)	$(12,477)	$(1,551,400)
Net loss	-	-	-	-	-	(4,810,285)	-	(4,810,285)
Preferred stock conversion to common stock	(1,165)	(1)	2,330,000	2,330	(2,329)	-	-	-
Stock-based compensation - options	-	-	-	-	504,534	-	-	504,534
Foreign currency translation adjustment	-	-	-	-	-	-	(20,685)	(20,685)

Balances as of December 31, 2015	-	-	63,056,519	63,057	87,086,677	(92,994,408)	(33,162)	(5,877,836)
Net loss	-	-	-	-	-	(6,439,040)	-	(6,439,040)
Series A Warrant conversion to stock	293	-	7,447,954	7,447	880,971	-	-	888,418
Equity Offering	-	-	30,016,670	30,017	1,566,838	-	-	1,596,855
Preferred stock conversion	(293)	-	3,657,278	3,657	(3,657)	-	-	-
Peak One - Convertible Debenture	-	-	835,000	835	49,265	-	-	50,100
PIPE Offering	-	-	28,300,001	28,300	1,499,900	-	-	1,528,200
Warrant exercise	-	-	843,333	843	66,623	-	-	67,466
Cashless warrant conversion	-	-	2,627,821	2,628	263,093	-	-	265,721
Shares issued for services	-	-	435,392	436	43,104	-	-	43,540
Stock-based compensation - options	-	-	-	-	547,842	-	-	547,842
Beneficial conversion feature on debt	-	-	-	-	191,231	-	-	191,231
Warrants issued for services	-	-	-	-	186,410	-	-	186,410
Warrants issued with short term loan	-	-	-	-	58,400	-	-	58,400
Foreign currency translation adjustment	-	-	-	-	-	-	(18,907)	(18,907)

Balances as of December 31, 2016	-	$-	137,219,968	$137,220	$92,436,697	$(99,433,448)	$(52,069)	$(6,911,600)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,439,040)	$(4,810,285)
Adjustments to reconcile loss from continuing operations to net cash used by operating activities
Amortization	306,756	306,757
Depreciation	19,858	3,612
Change in allowance for doubtful accounts	26,233	(6,055)
Stock-based compensation - employees, directors and advisors	547,842	504,534
Warrants issued for services	186,410	-
(Gain) loss on warrant valuation adjustment	2,223,718	(58,515)
Amortization of debt issuance costs	225,786	-
Loss on conversion option of promissory notes payable	75,422	-
Stock issued with convertible debenture	50,100	-
Stock issued for consulting services	43,540	-
Amortization of debt discount	31,514	12,358
Gain on sale of asset, property and equipment	(1,594)	(100,000)
Changes in assets - (increase)/decrease
Accounts receivable - trade	(412,578)	18,005
Inventory	(29,249)	(13,037)
Prepaid expenses	36,165	4,562
Other	(2,689)	9
Changes in liabilities - increase/(decrease)
Accounts payable	203,698	277,426
Accrued expenses	15,714	(10,082)
Accrued employee compensation	(176,682)	239,316
Interest payable, related parties	(130,377)	157,939
NET CASH USED BY OPERATING ACTIVITIES	(3,199,453)	(3,473,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1,594	100,000
Purchases of property and equipment	(10,364)	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(8,770)	100,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from 2016 Public Offering, net	1,596,855	-
Proceeds from 2016 Private Offering, net	1,528,200	-
Proceeds from convertible promissory notes, net	106,000	-
Proceeds from convertible debenture, net	175,000	-
Proceeds from short term loan	100,000	-
Proceeds from warrant exercise	67,466	-
Payment of convertible promissory notes	(155,750)	-
Payment of convertible debenture	(210,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,207,771	-

EFFECT OF EXCHANGE RATES ON CASH	(18,907)	(20,685)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,359)	(3,394,141)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,930	3,547,071
CASH AND CASH EQUIVALENTS, END OF PERIOD	$133,571	$152,930

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$630,549	$242,904

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued with convertible debenture	$50,100	$-

Stock issued for services	$43,540	$-

Loss on warrant conversion to stock	$888,418	$-

Beneficial conversion feature on convertible promissory notes	66,331	-
Beneficial conversion feature on convertible debenture	124,900	-
Beneficial conversion feature on convertible debt	$191,231	$-

Warrants issued for services	$186,410	$-

Warrants issued for short tem loan	$58,400	$-

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

1.	Going Concern

As shown in the accompanying consolidated financial statements, SANUWAVE Health, Inc. and Subsidiaries (the “Company”) incurred a net loss of $6,439,040 and $4,810,285 during the years ended December 31, 2016 and 2015, respectively, and the net cash used by operating activities was $3,199,453 and $3,473,456, respectively. As of December 31, 2016, the Company had a net working capital deficit of $7,002,324, total stockholders’ deficit of $6,911,600 and cash and cash equivalents of $133,571. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company does not currently generate significant recurring revenue and will require additional capital during or before the second quarter of 2017. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the second quarter of 2017.

The continuation of the Company’s business is dependent upon raising additional capital during or before the second quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.	Summary of significant accounting policies

Description of the business – SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an acoustic pressure shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for indications such as regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue, and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase II clinical studies. The results of these clinical studies were submitted to the FDA in late July 2016 for possible FDA approval in 2017. Our revenues are generated from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific as we do not currently have any approved devices or accessories to sell in the United States.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

2.	Summary of significant accounting policies (continued)

Estimates – These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimated reserves for inventory, valuation of derivatives, accrued expenses, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, estimated fair value of warrant liabilities and the estimated fair value of intangible assets.

Cash and cash equivalents - For purposes of the consolidated financial statements, liquid instruments with an original maturity of 90 days or less when purchased are considered cash and cash equivalents. The Company maintains its cash in bank accounts which may exceed federally insured limits.

Concentration of credit risk and limited suppliers - Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Two distributors accounted for 50% and 32% of revenues for the year ended December 31, 2016, and 87% and 10% of accounts receivable at December 31, 2016. Two distributors accounted for 37% and 29% of revenues for the year ended December 31, 2015, and 63% and 10% of accounts receivable at December 31, 2015.

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

Depreciation of property and equipment - The straight-line method of depreciation is used for computing depreciation on property and equipment. Depreciation is based on estimated useful lives as follows: machines and equipment, 3 years; old or used devices, 5 years; new devices, 15 years; office and computer equipment, 3 years; furniture and fixtures, 3 years; and software, 2 years.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

2.	Summary of significant accounting policies (continued)

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

The Company has adopted ASC 820-10, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. The framework that is set forth in this standard is applicable to the fair value measurements where it is permitted or required under other accounting pronouncements.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

2.	Summary of significant accounting policies (continued)

The following table sets forth a summary of changes in the fair value of the derivative liability for the year ended December 31, 2016:

Warrant
Liability
Balance at December 31, 2015	$138,100
New issuances	34,441
Warrant redemption	(1,154,139)
Change in fair value	2,223,718
Balance at December 31, 2016	$1,242,120

The Company’s notes payable, related parties had an aggregate outstanding principal balance of $5,364,572, net of $8,171 debt discount at December 31, 2016 and $5,348,112, net of $24,631 debt discount at December 31, 2015, respectively. Interest accrues on the notes at a rate of eight percent per annum, effective June 15, 2015. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties was $4,923,723 and $4,844,792 at December 31, 2016 and 2015, respectively.

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

Revenue recognition - Sales of medical devices, including related applicators, are recognized when shipped to the customer. Shipments under agreements with distributors are invoiced at a fixed price, are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenues on shipments to distributors in the same manner as with other customers. Fees from services performed are recognized when the service is performed.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

2.	Summary of significant accounting policies (continued)

The Company will recognize in income tax expense interest and penalties related to income tax matters. For the years ended December 31, 2016 and 2015, the Company did not have any amounts recorded for interest and penalties.

Loss per share - The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share.  Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share. As a result of the net loss for the years ended December 31, 2016 and 2015, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 94,290,134 shares and 48,376,071 shares at December 31, 2016 and 2015, respectively.

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

Years Ended December 31, 2016 and 2015

2.	Summary of significant accounting policies (continued)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2019 instead of the current effective date, which was the first quarter of fiscal 2018. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), deferring the effective date of ASU 2014-09 by one year. The Company can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 31, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures in the notes to the financial statements. The amendments in this ASU should help reduce the diversity in the timing and content of disclosures in the notes to the financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, ending after December 15, 2016, with early adoption permitted. The Company adopted this guidance in the fourth quarter of 2016.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11), which proposed that inventory should be measured at the lower of cost and net realizable value for inventory that is measured using first-in, first-out (FIFO) or average cost. The main provision of ASU 2015-11 is that an entity should measure inventory at the lower or cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This amendment does not apply to entities that measure inventory using last-in, first-out (LIFO) or the retail inventory method. The standard is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted as of the beginning of an interim or annual reporting period. The Company elected early adoption of this guidance as it more reasonably states inventory and adopted ASU 2015-11 effective January 1, 2016.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

2.	Summary of significant accounting policies (continued)

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). This ASU provides guidance to simplify several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 31, 2016. Early adoption is permitted for an entity in an interim or annual period. We are currently evaluating the effect that the updated standard will have on our financial statements, but expect the guidance will add modest volatility in our equity-based compensation expense, provision for income taxes, and net income (loss).

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017. This standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management is evaluating the requirements of this guidance and has not yet determined the impact of the adoption on the Company’s financial position or results of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

3.	Inventory

Inventory consists of the following at December 31, 2016 and 2015:

	2016	2015

Inventory - finished goods	$218,592	$290,623
Inventory - parts	89,621	87,450
Gross inventory	308,213	378,073
Provision for losses and obsolescence	(76,260)	(93,165)
Net inventory	$231,953	$284,908

4.	Property and equipment

Property and equipment consists of the following at December 31, 2016 and 2015:

	2016	2015

Machines and equipment	$240,295	$240,295
Office and computer equipment	156,860	166,398
Devices	82,204	-
Software	34,528	34,528
Furniture and fixtures	16,019	20,380
Other assets	2,259	2,259
Total	532,165	463,860
Accumulated depreciation	(455,227)	(459,632)
Net property and equipment	$76,938	$4,228

Depreciation expense was $19,858 and $3,612 for the years ended December 31, 2016 and 2015, respectively. The depreciation policies followed by the Company are described in Note 2.

5.	Intangible assets

Intangible assets consist of the following at December 31, 2016 and 2015:

	2016	2015

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(3,502,135)	(3,195,379)
Net intangible assets	$-	$306,756

Amortization expense was $306,756 and $306,757 for the years ended December 31, 2016 and 2015, respectively. The amortization policies followed by the Company are described in Note 2.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

6.	Accrued expenses

Accrued expenses consist of the following at December 31, 2016 and 2015:

	2016	2015

Accrued executive severance	$100,000	$100,000
Accrued audit and tax preparation	100,000	93,500
Accrued legal professional fees	45,000	76,500
Deferred rent	41,341	-
Accrued outside services	31,533	58,813
Deferred revenue	18,810	-
Accrued board of director's fees	16,000	-
Accrued clinical study expenses	13,650	22,777
Accrued other	8,754	7,784
	$375,088	$359,374

On November 6, 2012, the Company entered into a Severance and Advisory Agreement (the “Severance Agreement”) with Christopher M. Cashman in connection with his resignation as President and Chief Executive Officer, and a director of the Company. Pursuant to the Severance Agreement, Mr. Cashman will receive, as severance along with other non-cash items, six months of his base salary payable over the following six month period and bonus payments of $100,000 upon each of four bonus payment events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first. The Company achieved three of the four bonus payment events in 2014 and paid $300,000 in accrued executive severance during the year ended December 31, 2014. The accrued executive severance at December 31, 2016 and 2015 represents the unpaid portion of the bonus payments.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

7.	Notes payable, related parties (continued)

The notes payable, related parties had an aggregate outstanding principal balance of $5,364,572, net of $8,171 debt discount at December 31, 2016 and $5,348,112, net of $24,631 debt discount at December 31, 2015, respectively.

In addition, the Company, in connection with the Note Amendment, issued to HealthTronics, Inc. on June 15, 2015, a total of 3,310,000 warrants (the “Class K Warrants”) to purchase shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.55 per share, subject to certain anti-dilution protection. Each Class K Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after ten years. The fair value of these warrants on the date of issuance was $0.0112 and $36,989 was recorded as a debt discount to be amortized over the life of the amendment.

In addition, the Company, in connection with the Second Amendment, issued to HealthTronics, Inc. on June 28, 2016, an additional 1,890,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.08 per share, subject to certain anti-dilution protection. The exercise price of the 3,310,000 Class K Warrants issued on June 15, 2015 was decreased to $0.08 per share. The fair value of these warrants on the date of issuance was $0.005 and $9,214 was recorded as a debt discount to be amortized over the life of the amendment.

Accrued interest currently payable totaled $109,426 and $239,803 at December 31, 2016 and 2015, respectively.

As of January 1, 2017, we are in default with our interest payment and the note is callable by HealthTronics, Inc. The notes payable, related parties are shown a current liability.

Maturities on notes payable, related parties are as follows:

Years ending December 31,	Amount

2017	$5,372,742
2018	-
Total	$5,372,742

Interest expense on notes payable, related parties totaled $541,982 and $413,200 for the years ended December 31, 2016 and 2015, respectively.

8.	Short term loan

On December 21, 2016, the Company entered into a short term loan with Millennium Park Capital LLC (the “Holder”) in the principal amount of $100,000. The principal amount shall be due and payable on March 31, 2017, or on the date that money is obtained from the Company's Korean distributor or date that money is obtained from a new distributor.

In addition, the Company will issue to the Holder 500,000 warrants to purchase shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.17. Each warrant will represent the right to purchase one share of Common Stock. The warrants will vest upon issuance and have an expiration date of March 17, 2019. The fair value of these warrants on the date of issuance $0.1168, using the Black-Scholes option pricing model, and $58,400 was recorded as a debt discount to be amortized over the life of the short term loan.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

9.	Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2008.

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

The income tax provision (benefit) from continuing operations consists of the following at December 31, 2016 and 2015:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	(1,367,488)	(1,605,319)
State	(150,246)	(176,377)
Foreign	7,128	2,419
Change in valuation allowance	1,510,606	1,779,277
	$-	$-

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 35% to pretax income (loss) from continuing operations as a result of the following for the years ended December 31, 2016 and 2015:

	2016	2015

Tax expense (benefit) at statutory rate	$(2,253,664)	$(1,683,600)
Increase (reduction) in income taxes resulting from:
State income taxes (benefit), net of federal benefit	(160,335)	(119,778)
Non-deductible (gain) loss on warrant valuation adjustment	665,719	(19,895)
Income from foreign subsidiaries	17,077	12,330
Deferred tax true up	-	1,803,402
Change in valuation allowance - United States	1,510,606	(24,125)
Other	220,597	31,666
Income tax expense (benefit)	$-	$-

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

9.	Income taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$27,839,703	$26,451,449
Net operating loss carryforwards - foreign	120,451	127,578
Excess of tax basis over book value of property and equipment	13,933	20,158
Excess of tax basis over book value of intangible assets	447,626	443,597
Stock-based compensation	2,038,638	1,834,172
Accrued employee compensation	24,030	90,442
Captialized equity costs	75,471	75,471
Inventory reserve	28,777	35,156
	30,588,629	29,078,023
Valuation allowance	(30,588,629)	(29,078,023)
Net deferred tax assets	$-	$-

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

The federal net operating loss carryforwards at December 31, 2016 will begin to expire in 2025.

10.	Equity Transactions

Warrant Exercise

On October 20, 2016, the Company issued 185,000 shares of common stock upon the exercise of 185,000 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant agreement.

On October 14, 2016, the Company issued 258,333 shares of common stock upon the exercise of 258,333 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant agreement.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

10.	Equity Transactions (continued)

On September 20, 2016, the Company issued 400,000 shares of common stock upon the exercise of 400,000 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant agreement.

Cashless Warrant Exercise

On November 18, 2016, the Company issued 117,510 shares of common stock to DeMint Law, PLLC upon the cashless exercise of 143,400 Series A Warrants to purchase shares of stock for $0.0334 per share based on a current market value of $0.185 per share as determined under the terms of the Series A Warrant agreement.

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

2016 Private Placement

On August 11, 2016, the Company began a private placement of securities (the “2016 Private Placement”) with select accredited investors in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), an Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (the “Commission”) under the Securities Act. The 2016 Private Placement offered Units (the “Units”) at a purchase price of $0.06 per Unit, with each Unit consisting of (i) one (1) share of our common stock, $0.001 par value (the “Common Stock”) and, (ii) one (1) detachable warrant (the “Warrants”) to purchase one (1) share of our Common Stock at an exercise price of $0.08 per share.

On August 25, 2016 and September 27, 2016 in conjunction with the 2016 Private Placement, the Company issued an aggregate of 22,766,667 and 5,533,334, respectively, shares of common stock for an aggregate purchase price of $1,366,000 and $332,000, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

10.	Equity Transactions (continued)

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

At the closing of the 2016 Private Placement, the Company paid West Park Capital, Inc., the placement agent for the equity offering, cash compensation of $169,800 based on the gross proceeds of the private placement and 2,830,000 Class L Warrants.

Consulting Agreement

In August 2016, the Company entered into a consulting agreement for which the fee for the services performed was paid with Company common stock. The Company issued 435,392 shares of common stock to Vigere Capital LP under this agreement. The fair value of the common stock issued to the consultant, based upon the closing market price of the Company’s common stock at the date the common stock was issued, was recorded as a non-cash general and administrative expense for the year ended December 31, 2016.

Convertible Debenture and Restricted Stock

On July 29, 2016, the Company entered into a financing transaction for the sale of a Convertible Debenture (the “Debenture”) in the principal amount of $200,000, with gross proceeds of $175,000 to the Company after payment of a 10% original issue discount. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D thereunder. The Company did not utilize any form of general solicitation or general advertising in connection with the offering. The Debenture was offered and sold to one accredited investor (the “Investor”).

The Investor is entitled to, at any time or from time to time, commencing on the date that is one hundred fifty one (151) days from the Issuance Date set forth above convert the Conversion Amount into Conversion Shares, at a conversion price for each share of Common Stock equal to either (i) if the Company is Deposit/Withdrawal at Custodian (“DWAC”) Operational at the time of conversion, Seventy percent (70%) of the lowest closing bid price (as reported by Bloomberg LP) of Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures, or (ii) if either the Company is not DWAC Operational or the Common Stock is traded on the bottom tier OTC Pink (or, “pink sheets”) at the time of conversion, Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of conversion of the Debentures, subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

The Company recorded $124,900 in interest expense for the beneficial conversion feature of the debenture.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

10.	Equity Transactions (continued)

The Debenture is secured by the accounts receivable of the Company and, unless earlier redeemed, matures on the third anniversary date of issuance. The Company paid a commitment fee of of $2,500.00) and issued 835,000 shares of Restricted Stock. The fair value of the Restricted Stock on the date of issuance was $0.06 and $50,100 was recorded as interest expense.

In September 2016, the Company repaid the Debenture in full which totaled $210,000 with a Redemption Price of 105% of the sum of the Principal Amount per the agreement. The premium of $10,000 paid upon redemption was recorded as interest expense.

2016 Equity Offering

On March 11, 2016, April 6, 2016, and April 15, 2016 in conjunction with an equity offering of securities (the “2016 Equity Offering”) with select accredited investors, the Company issued an aggregate of 25,495,835, 3,083,334 and 1,437,501, respectively, shares of common stock for an aggregate purchase price of $1,529,750, $185,000, and $86,200, respectively. The mandatory prepayment of principal on the Notes payable, related parties equal to 20% of the proceeds received by the Company required by the Note Amendment on June 15, 2015 was waived by HealthTronics, Inc. for this 2016 Equity Offering.

The Company, in connection with the 2016 Equity Offering, issued to the investors an aggregate of 30,016,670 warrants (the “Class L Warrants”) to purchase shares of common stock at an exercise price of $0.08 per share. Each Class L Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire on March 17, 2019.

Pursuant to the terms of a Registration Rights Agreement that the Company entered into with the investors in connection with the 2016 Equity Offering, the Company is required to file a registration statement that covers the shares of common stock and the shares of common stock issuable upon exercise of the Class L Warrants. The registration statement was declared effective by the SEC on February 16, 2016.

Michael N. Nemelka, the brother of a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Equity Offering of $100,000. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 2016 Equity Offering of $75,000.

At the closing of the 2016 Equity Offering, the Company paid Newport Coast Securities, Inc., the placement agent for the equity offering, cash compensation of $180,095 based on the gross proceeds of the private placement and 3,001,667 Class L Warrants.  In addition, the Company paid an escrow fee of $4,000 and an attorney fee of $20,000 from the gross proceeds.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

10.	Equity Transactions (continued)

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

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the board of directors.  On January 12, 2016, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for Series B Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Nevada Secretary of State. The Certificate of Designation amends the Company’s Articles of Incorporation to designate 293 shares of preferred stock, par value $0.001 per share, as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated value of $1,000 per share. On January 13, 2016, in connection with the Series A Warrant Conversion, the Company issued 293 shares of Series B Convertible Preferred Stock (for a more detailed discussion regarding the Series A Warrant Conversion, see Note 10).

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

11.	Preferred Stock (continued)

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

12.	Warrants

A summary of warrants as of December 31, 2016 and 2015, and the changes during the years ended December 31, 2016 and 2015, is presented as follows:

	Outstanding				Outstanding					Outstanding
	as of				as of					as of
	December 31,				December 31,					December 31,
Warrant class	2014	Issued	Exercised	Expired	2015	Issued	Exercised	Converted	Expired	2016

Class E Warrants	3,576,737	-	-	-	3,576,737	-	-	-	(3,576,737)	-
Class F Warrants	300,000	-	-	-	300,000	-	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	1,503,409	-	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	1,988,095	-	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	1,043,646	-	-	-	-	1,043,646
Class J Warrants	629,378	-	-	-	629,378	4,012,289	(4,641,667)	-	-	-
Class K Warrants	-	3,310,000	-	-	3,310,000	1,890,000	-	-	-	5,200,000
Class L Warrants	-	-	-	-	-	66,788,338	(843,333)	-	-	65,945,005
Class M Warrants	-	-	-	-	-	1,943,333	(1,943,333)	-	-	-
Series A Warrants	25,951,421	-	-	-	25,951,421	-	(143,400)	(23,701,427)	-	2,106,594
Series B Warrants	15,570,852	-	-	(15,570,852)	-	-	-	-	-	-
	50,563,538	3,310,000	-	(15,570,852)	38,302,686	74,633,960	(7,571,733)	(23,701,427)	(3,576,737)	78,086,749

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class K Warrants	$0.08	June 2025
Class L Warrants	$0.08	March 2019
Series A Warrants	$0.03	February 2021

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

12.	Warrants (continued)

The exercise price of the Class K Warrants and the Series A Warrants are subject to a “down-round” anti-dilution adjustment if the Company issues or is deemed to have issued securities at a price lower than the then applicable exercise price of the warrants.  The Class K Warrants may be exercised on a physical settlement or on a cashless basis.  The Series A Warrants may be exercised on a physical settlement basis if a registration statement underlying the warrants if effective.  If a registration statement is not effective (or the prospectus contained therein is not available for use) for the resale by the holder of the Series A Warrants, then the holder may exercise the warrants on a cashless basis.

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

In June 2016, the Company, in connection with the Second Amendment (Note 7), issued to HealthTronics, Inc., an additional 1,890,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.08 per share, subject to certain anti-dilution protection. The exercise price of the 3,310,000 Class K Warrants issued on June 15, 2015 was decreased to $0.08 per share. The warrants vested upon issuance and expire after ten years.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

12.	Warrants (continued)

A summary of the changes in the warrant liability as of December 31, 2016 and December 31, 2015, and the changes during the years ended December 31, 2016 and 2015, is presented as follows:

	Class J	Class K	Class M	Series A	Series B
	Warrants	Warrants	Warrants	Warrants	Warrants	Total

Warrant liability as of December 31, 2014	$3,839	$-	$-	$155,709	$78	$159,626
Issued	-	36,990	-	-	-	36,990
Change in fair value	(939)	(14,290)	-	(43,209)	(78)	(58,516)
Warrant liability as of December 31, 2015	$2,900	$22,700	$-	$112,500	$-	$138,100
Issued	-	25,350	9,091	-	-	34,441
Change in fair value	150,275	835,950	105,401	1,132,092	-	2,223,718
Redeemed	(153,175)	-	(114,492)	(886,472)	-	(1,154,139)
Warrant liability as of December 31, 2016	$-	$884,000	$-	$358,120	$-	$1,242,120

13.	Commitments and contingencies

Operating Leases

The Company leases office and storage space. Rent expense for the years ended December 31, 2016 and 2015, was $178,073 and $155,926, respectively. Minimum future lease payments under the operating lease consist of the following:

Year ending December 31,	Amount

2017	$115,486
2018	135,704
2019	139,775
2020	143,969
2021	148,288
Total	$683,222

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

Years Ended December 31, 2016 and 2015

14.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At December 31, 2016 and 2015 the Stock Incentive Plan reserved a total of 22,500,000 and 12,500,000 shares of common stock for grant, respectively.

On November 9, 2016, the Company granted to the active employees, members of the board of directors and two members of the Company’s Medical Advisory Board options to purchase 2,830,000 shares each of the Company’s common stock at an exercise price of $0.18 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.1524 resulting in compensation expense of $431,292. Compensation cost was recognized upon grant.

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

On May 7, 2014, the Company granted to the active employees options to purchase 900,000 shares of common stock at an exercise price of $0.55 per share. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.48 resulting in total compensation expense of $429,001 that was recognized over the three year vesting period of the options. Compensation expense related to this grant was $6,000 and $30,000 for the years ended December 31, 2016 and 2015, respectively.

On February 21, 2013, the Company, granted the active employees and directors options to purchase 2,243,644 shares of common stock at an exercise price of $0.35 per share. Using the Black-Scholes option pricing model, management has determined that the options had an average fair value per share of $0.223 resulting in total compensation of $499,621. Compensation cost is being recognized over the requisite service period. Compensation expense related to this grant was $0 and $11,327 for the years ended December 31, 2016 and 2015, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

14.	Stock-based compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended December 31, 2016 and 2015:

	2016	2015
Weighted average expected life in years	5.0	5.0
Weighted average risk free interest rate	1.28%	1.42%
Weighted average volatility	133.54%	120.63%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

For the years ended December 31, 2016 and 2015, the Company recognized $547,842 and $504,534, respectively, as compensation cost related to options granted.

A summary of option activity as of December 31, 2016 and 2015, and the changes during the years ended December 31, 2016 and 2015, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2014	7,206,830	$1.31
Granted	4,950,000	$0.35
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	(2,083,445)	$2.39
Outstanding at December 31, 2015	10,073,385	$0.62
Granted	6,130,000	$0.10
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2016	16,203,385	$0.38

Vested and exercisable at December 31, 2016	16,203,385	$0.38

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

14.	Stock-based compensation (continued)

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at December 31, 2016 and 2015. The aggregate intrinsic value for outstanding options was $702,500 and $0 at December 31, 2016 and 2015, respectively. The aggregate intrinsic value for all vested and exercisable options was $702,500 and $0 at December 31, 2016 and 2015, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options is 5.88 years and 7.46 years as of December 31, 2016 and 2015, respectively.

A summary of the Company’s nonvested options as of December 31, 2016 and 2015, and changes during the years ended December 31, 2016 and 2015, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2014	914,542	$0.37
Granted	4,950,000	$0.35
Vested	(5,672,874)	$0.36
Cancelled	-	$-
Forfeited or expired	(16,666)	$0.55
Outstanding at December 31, 2015	175,002	$0.36
Granted	6,130,000	$0.10
Vested	(6,305,002)	$0.11
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2016	-	$-

15.	Segment and geographic information

The Company has one line of business with revenues being generated from sales in Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States. All significant assets are located in the United States.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

16.	Subsequent events

Warrant Exercise

On January 24, 2017, the Company issued 600,000 shares of common stock upon the exercise of 600,000 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant Public Offering agreement. The Company received proceeds of $48,000.

On March 10, 2017, the Company issued 363,333 shares of common stock upon the exercise of 363,333 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant Public Offering agreement. The Company received proceeds of $29,067.

Cashless Warrant Exercise

On January 20, 2017, the Company issued 15,951 shares of common stock to Intracoastal Capital, LLC upon the cashless exercise of 20,000 Series A Warrants to purchase shares of stock for $0.0334 per share based on a current market value of $0.165 per share as determined under the terms of the Series A Warrant agreement.

On January 26, 2017, the Company issued 79,998 shares of common stock to Intracoastal Capital, LLC upon the cashless exercise of 100,000 Series A Warrants to purchase shares of stock for $0.0334 per share based on a current market value of $0.1669 per share as determined under the terms of the Series A Warrant agreement.

On February 2, 2017, the Company issued 158,240 shares of common stock to Intracoastal Capital, LLC upon the cashless exercise of 100,000 Series A Warrants to purchase shares of stock for $0.0334 per share based on a current market value of $0.17 per share as determined under the terms of the Series A Warrant agreement.

On February 6, 2017, the Company issued 80,804 shares of common stock to Intracoastal Capital, LLC upon the cashless exercise of 100,000 Series A Warrants to purchase shares of stock for $0.0334 per share based on a current market value of $0.174 per share as determined under the terms of the Series A Warrant agreement.

On March 13, 2017, the Company issued 297,035 shares of common stock to Lucas Hoppel upon the cashless exercise of 583,333 Class L Warrants to purchase shares of stock for $0.08 per share based on a current market value of $0.163 per share as determined under the terms of the Class L Warrant Private Offering agreement.