Form 10-Q
period 2017-03-31
SANUWAVE Health, Inc.
filed 2017-05-15
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of May 10, 2017, there were issued and outstanding 139,015,329 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, the Company’s near term cash requirements and cash sources, clinical trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 31, 2017 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 31, 2017.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$97,538	$133,571
Accounts receivable, net of allowance for doubtful accounts of $40,348 in 2017 and $35,196 in 2016	451,369	460,799
Inventory	202,879	231,953
Prepaid expenses	115,377	87,823
TOTAL CURRENT ASSETS	867,163	914,146

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	70,818	76,938

OTHER ASSETS	13,841	13,786
TOTAL ASSETS	$951,822	$1,004,870

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,033,341	$712,964
Accrued expenses (Note 5)	546,829	375,088
Accrued employee compensation	64,860	64,860
Interest payable, related parties (Note 6)	246,264	109,426
Short term loan, net (Note 7)	100,000	47,440
Warrant liability (Note 11)	861,525	1,242,120
Notes payable, related parties, net (Note 6)	5,367,912	5,364,572
TOTAL LIABILITIES	8,220,731	7,916,470

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 0 shares outstanding in 2017 and 2016 (Note 10)	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001, 293 authorized; 293 shares issued and 0 shares outstanding in 2017 and 2016, respectively (Note 10)	-	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,532 shares authorized; no shares issued and outstanding (Note 10)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized; 138,815,329 and 137,219,968 issued and outstanding in 2017 and 2016, respectively (Note 9)	138,815	137,220

ADDITIONAL PAID-IN CAPITAL	92,569,540	92,436,697

ACCUMULATED DEFICIT	(99,926,980)	(99,433,448)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(50,284)	(52,069)
TOTAL STOCKHOLDERS' DEFICIT	(7,268,909)	(6,911,600)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$951,822	$1,004,870

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

REVENUES	$149,569	$269,324

COST OF REVENUES (exclusive of depreciation and amortization shown below)	55,144	73,181

OPERATING EXPENSES
Research and development	260,338	309,955
General and administrative	448,606	499,132
Depreciation	6,120	836
Amortization	-	76,689
Gain of sale of assets, property and equipment	-	(1,000)
TOTAL OPERATING EXPENSES	715,064	885,612

OPERATING LOSS	(620,639)	(689,469)

OTHER INCOME (EXPENSE)
Gain (loss) on warrant valuation adjustment and conversion	323,223	(797,697)
Interest expense, net	(192,738)	(234,430)
Loss on foreign currency exchange	(3,378)	(2,980)
TOTAL OTHER INCOME (EXPENSE), NET	127,107	(1,035,107)

NET LOSS	(493,532)	(1,724,576)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	1,785	2,972
TOTAL COMPREHENSIVE LOSS	$(491,747)	$(1,721,604)

LOSS PER SHARE:
Net loss - basic and diluted	$0.00	$(0.02)

Weighted average shares outstanding - basic and diluted	138,042,070	75,220,485

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(493,532)	$(1,724,576)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	6,120	836
Change in allowance for doubtful accounts	5,152	1,052
Amortization	-	76,689
Stock-based compensation - employees, directors and advisors	-	4,500
(Gain) loss on warrant valuation adjustment	(323,223)	873,118
Amortization of debt discount	55,900	5,694
Amortization of debt issuance costs	-	74,549
Gain on sale of asset, property and equipment	-	(1,000)
Changes in assets - (increase)/decrease
Accounts receivable - trade	4,278	27,370
Inventory	29,074	26,413
Prepaid expenses	(27,554)	(23,530)
Other	(55)	(94)
Changes in liabilities - increase/(decrease)
Accounts payable	320,377	(153,022)
Accrued expenses	171,741	(107,371)
Accrued employee compensation	-	44,613
Interest payable, related parties	136,838	(56,835)
Promissory notes, accrued interest	-	(79,948)
NET CASH USED BY OPERATING ACTIVITIES	(114,884)	(1,011,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	1,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercise	77,066	-
Proceeds from 2016 Public Offering, net	-	1,352,775
Proceeds from convertible promissory notes, net	-	106,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	77,066	1,458,775

EFFECT OF EXCHANGE RATES ON CASH	1,785	2,972

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,033)	451,205

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	133,571	152,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,538	$604,135

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$-	$209,549

The accompanying notes to condensed consolidated financial

statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1.            Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an acoustic shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies were submitted to the U.S. Food and Drug Adminstration (“FDA”) in late July 2016, after our in-person meeting to discuss the submission strategy, for possible approval in the second half of 2017.

The Company’s portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. The Company intends to apply its Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. The Company currently does not market any commercial products for sale in the United States. Revenues are from sales of the European Conformity Marking (“CE Mark”) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

2.            Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during the second quarter of 2017. As of March 31, 2017, the Company had an accumulated deficit of $99,926,980 and cash and cash equivalents of $97,538. For the three months ended March 31, 2017 and 2016, the net cash used by operating activities was $114,884 and $1,011,542, respectively. The Company incurred a net loss of $493,532 for the three months ended March 31, 2017 and a net loss of $6,439,040 for the year ended December 31, 2016. The operating losses create an uncertainty about the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional capital during the second quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

3.            Summary of Significant Accounting Policies (continued)

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

Significant Accounting Policies

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

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

March 31, 2017

3.            Summary of Significant Accounting Policies (continued)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The provisions of this guidance are effective for the annual periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Management is evaluating the requirements of this guidance and has not yet determined the impact of the pending adoption on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). This ASU provides guidance to simplify several aspects of the accounting for share-based payments transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 31, 2016. Early adoption is permitted for an entity in an interim or annual period. We have evaluated the effect the updated standard will have on our financial statements, with the effect of the guidance adding modest volatility in our equity-based compensation expense, provision for income taxes, and net income (loss).

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

4.            Property and equipment

Property and equipment consists of the following:

	March 31,	December 31,
	2017	2016

Machines and equipment	$240,295	$240,295
Office and computer equipment	156,860	156,860
Devices	82,204	82,204
Software	34,528	34,528
Furniture and fixtures	16,019	16,019
Other assets	2,259	2,259
Total	532,165	532,165
Accumulated depreciation	(461,347)	(455,227)
Net property and equipment	$70,818	$76,938

Depreciation expense was $6,120 and $836 for the three months ended March 31, 2017 and 2016, respectively.

5.            Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016

Deposits	$158,000	$-
Accrued executive severance	100,000	100,000
Deferred rent	49,841	41,341
Accrued outside services	47,615	31,533
Accrued audit and tax preparation	45,000	100,000
Deferred revenue	33,824	18,810
Accrued board of director's fees	32,000	16,000
Accrued executive compensation	30,000	-
Accrued legal professional fees	29,184	45,000
Accrued clinical study expenses	13,650	13,650
Accrued other	7,715	8,754
	$546,829	$375,088

6.            Notes payable, related parties

The notes payable, related parties were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. on August 1, 2005. The notes payable, related parties bore interest at 6% per annum. Quarterly interest through June 30, 2010, was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal was due August 1, 2015.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

6.            Notes payable, related parties (continued)

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provided for the extension of the due date to January 31, 2017. In the period ending March, 31, 2016, the Company reclassified the outstanding principal balance from non-current liabilities to current liabilities. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties will bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

On June 28, 2016, the Company and HealthTronics, Inc. entered into a second amendment (the “Second Amendment”) to amend certain provisions of the notes payable, related parties. The Second Amendment provides for the extension of the due date to January 31, 2018.

The notes payable, related parties had an aggregate outstanding principal balance of $5,367,912, net of $4,831 debt discount at March 31, 2017 and $5,364,572, net of $8,171 debt discount at December 31, 2016, respectively.

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

Accrued interest currently payable totaled $246,264 and $109,426 at March 31, 2017 and December 31, 2016, respectively. Interest expense on notes payable, related parties totaled $140,178 and $152,713 for the three months ended March 31, 2017 and 2016, respectively.

7.            Short term loan

On December 21, 2016, the Company entered into a short term loan with Millennium Park Capital LLC (the “Holder”) in the principal amount of $100,000. The principal amount shall be due and payable on March 31, 2017, or on the date that money is obtained from the Company’s Korean distributor, or date that money is obtained from a new distributor.

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

March 31, 2017

8.            Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2007.

At March 31, 2017, the Company had federal net operating loss (“NOL”) carryforwards for tax years through the year ended December 31, 2016, that will begin to expire in 2025. The use of deferred tax assets, including federal net operating losses, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at March 31, 2017 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2017. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

9.            Equity transactions

Warrant Exercise

On March 10, 2017, the Company issued 363,333 shares of common stock upon the exercise of 363,333 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant Public Offering agreement. The Company received proceeds of $29,066.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

9.            Equity transactions (continued)

On February 2, 2017, the Company issued 158,240 shares of common stock to Intracoastal Capital, LLC upon the cashless exercise of 200,000 Series A Warrants to purchase shares of stock for $0.0334 per share based on a current market value of $0.17 per share as determined under the terms of the Series A Warrant agreement.

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

March 31, 2017

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

The Debenture is secured by the accounts receivable of the Company and, unless earlier redeemed, matures on the third anniversary date of issuance. The Company paid a commitment fee of $2,500 and issued 835,000 shares of Restricted Stock. The fair value of the Restricted Stock on the date of issuance was $0.06 and $50,100 was recorded as interest expense.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

9.            Equity transactions (continued)

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

March 31, 2017

9.            Equity transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

11.          Warrants

A summary of the warrant activity as of March 31, 2017 and December 31, 2016, and the changes during the three months ended March 31, 2017, is presented as follows:

	Outstanding					Outstanding
	as of					as of
	December 31,					March 31,
Warrant class	2016	Issued	Exercised	Converted	Expired	2017

Class F Warrants	300,000	-	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	-	1,043,646
Class K Warrants	5,200,000	-	-	-	-	5,200,000
Class L Warrants	65,945,005	-	(1,546,666)	-	-	64,398,339
Series A Warrants	2,106,594	-	(420,000)	-	-	1,686,594
	78,086,749	-	(1,966,666)	-	-	76,120,083

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class K Warrants	$0.08	June 2025
Class L Warrants	$0.08	March 2019
Series A Warrants	$0.0334	March 2019

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

11.          Warrants (continued)

In June 2015, the Company, in connection with the Note Amendment (Note 6), issued to HealthTronics, Inc. an aggregate total of 3,310,000 Class K Warrants to purchase shares of the Company’s common stock, $0.001 par value, at an exercise price of $0.55 per share, subject to certain anti-dilution protection. Each Class K Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after ten years.

In June 2016, the Company, in connection with the Second Amendment (Note 6), issued to HealthTronics, Inc., an additional 1,890,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.08 per share, subject to certain anti-dilution protection. The exercise price of the 3,310,000 Class K Warrants issued on June 15, 2015 was decreased to $0.08 per share. The warrants vested upon issuance and expire after ten years.

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

A summary of the changes in the warrant liability as of March 31, 2017 and December 31, 2016, and the changes during the three months ended March 31, 2017, is presented as follows:

	Class K	Series A
	Warrants	Warrants	Total

Warrant liability as of December 31, 2016	$884,000	$358,120	$1,242,120
Issued	-	-	-
Warrant redemption	-	(57,372)	(57,372)
Change in fair value	(208,000)	(115,223)	(323,223)
Warrant liability as of March 31, 2017	$676,000	$185,525	$861,525

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

12.         Commitments and contingencies

Operating Leases

Rent expense for the three months ended March 31, 2017 and 2016, was $33,107 and $42,519, respectively. Minimum future lease payments under the operating lease consist of the following:

Year ending December 31,	Amount

Remainder of 2017	$99,220
2018	135,704
2019	139,775
2020	143,969
2021	148,288
Total	$666,956

Litigation

The Company is involved in various legal matters that have arisen in the ordinary course of business. While the ultimate outcome of these matters is not presently determinable, it is the opinion of management that the resolution will not have a material adverse effect on the financial position or results of operations of the Company.

13.          Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At March 31, 2017 and December 31, 2016, the Stock Incentive Plan reserved 22,500,000 shares of common stock for grant.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

13.          Stock-based compensation (continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the year ended December 31, 2016:

2016
Weighted average expected life in years	5.0
Weighted average risk free interest rate	1.10%
Weighted average volatility	140.0%
Forfeiture rate	0.0%
Expected dividend yield	0.0%

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $0 and $4,500 for the three months ended March 31, 2017 and 2016, respectively.

A summary of option activity as of March 31, 2017 and December 31, 2016, and the changes during the three months ended March 31, 2017, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2016	16,203,385	$0.38
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2017	16,203,385	$0.38

Exercisable	16,203,385	$0.38

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at March 31, 2017 and December 31, 2016, respectively. The aggregate intrinsic value for all vested and exercisable options was $436,500 and $702,500 at March 31, 2017 and December 31, 2016, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 5.67 and 5.88 years as of March 31, 2017 and December 31, 2016, respectively.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

14.          Earnings (loss) per share (continued)

As a result of the net loss for the three months ended March 31, 2017 and 2016, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 92,323,468 shares and 62,332,963 shares at March 31, 2017 and 2016, respectively.

15.          Subsequent events

Warrant Exercise

On April 3, 2017, the Company issued 100,000 shares of common stock upon the exercise of 100,000 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant Public Offering agreement. The Company received proceeds of $8,000.

On April 25, 2017, the Company issued 100,000 shares of common stock upon the exercise of 100,000 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant Public Offering agreement. The Company received proceeds of $8,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2016 included in our Annual Report on Form 10-K, filed with the SEC on March 31, 2017.

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies were submitted to the U.S. Food and Drug Administration (FDA) in late July 2016, after our in-person meeting to discuss the submission strategy, for possible approval in the second half of 2017.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At March 31, 2017, we had cash and cash equivalents totaling $97,538. Management expects the cash used in operations for the Company during 2017 will be devoted to the commercialization of the dermaPACE, assuming FDA approval in 2017, and will continue to research and develop the non-medical uses of the product, both of which will require additional capital resources.

The continuation of our business is dependent upon raising additional capital during the second quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of March 31, 2017, we had an accumulated deficit of $99,926,980. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to incur expenses related to seeking FDA approval for our dermaPACE device and then commercialization of the product when approval is received. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to the recording of the allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, the determination of the valuation allowance for deferred taxes, the estimated fair value of the warrant liability, and the estimated fair value of stock-based compensation. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, liabilities related to warrants issued, stock-based compensation and income taxes are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.

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

Inventory is carried at the lower of cost or net realizable value, which is valued using the first in, first out (FIFO) method, and consists primarily of devices and the component material for assembly of finished products, less reserves for obsolescence.

Liabilities related to Warrants Issued

We record certain common stock warrants we issued at fair value and recognize the change in the fair value of such warrants as a gain or loss, which we report in the Other Income (Expense) section in our Condensed Consolidated Statements of Comprehensive Loss. We report the warrants that we record at fair value as liabilities because they contain certain down-round provisions allowing for reduction of their exercise price. We estimate the fair value of these warrants using a binomial options pricing model.

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

Results of Operations for the Three Months ended March 31, 2017 and 2016 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended March 31, 2017 were $149,569, compared to $269,324 for the same period in 2016, a decrease of $119,755, or 44%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The decrease in revenues for 2017 was due to lower sales of new orthoPACE devices and applicators, lower applicator refurbishments and lower wound kit sales in Europe and Asia/Pacific in 2017. There were two new and two clinical devices and four new applicators sold in 2017 and four new devices and twenty new applicators sold in 2016.

Cost of revenues for the three months ended March 31, 2017 were $55,144, compared to $73,181 for the same period in 2016. Gross profit as a percentage of revenues was 63% for the three months ended March 31, 2017, compared to 73% for the same period in 2016. The decrease in gross profit as a percentage of revenues in 2017 was due to sale of two clinical devices in 2017 (as compared to no such sales in 2016), which devices have a lower gross margin.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2017 were $260,338, compared to $309,955 for the same period in 2016, a decrease of $49,617, or 16%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2017 as a result of lower payments to consultants related to the de novo petition submission to the FDA in July 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017 were $448,606, as compared to $499,132 for the same period in 2016, a decrease of $50,526, or 10%. The decrease in general and administrative expenses is due to reduced salary and related costs as a result of reduction in headcount in June 2016, lower rent expense due to move to new facility and lower travel expenses.

Other Income (Expense)

Other income (expense) was a net income of $127,107 for the three months ended March 31, 2017, as compared to a net expense of $1,035,107 for the same period in 2016, an increase in other income of $1,162,214. The increase in other income for 2017 was due to gain on warrant valuation related to the lower stock price and loss on warrant conversion of $888,419 recorded in 2016.

Provision for Income Taxes

At March 31, 2017, we had federal net operating loss carryforwards of $73,775,701 through the year ended December 31, 2016 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended March 31, 2017 was $493,532, or ($0.00) per basic and diluted share, compared to a net loss of $1,724,576, or ($0.02) per basic and diluted share, for the same period in 2016, a decrease in the net loss of $1,231,044, or 71%. The decrease in the net loss for 2017 was primarily due to the gain on the warrant valuation and lower operating expenses as noted above.

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

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At March 31, 2017, we had cash and cash equivalents totaling $97,538. Management expects the cash used in operations for the Company during 2017 will be devoted to the commercialization of the dermaPACE, assuming FDA approval in 2017, and will continue to research and develop the non-medical uses of the product, both of which will require additional capital resources.

The continuation of our business is dependent upon raising additional capital during the second quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents decreased by $36,033 for the three months ended March 31, 2017 and increased by $451,205 for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, net cash used by operating activities was $114,884 and $1,011,542, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the three months ended March 31, 2017, as compared to the same period for 2016, of $896,658, or 89%, was primarily due to the decreased operating expenses and increased payables in 2017. Net cash provided by financing activities for the three months ended March 31, 2017 was $77,066 from the exercise of warrants. Net cash provided by financing activities for the three months ended March 31, 2016 was $1,458,775, which consisted of the net proceeds from the 2016 Public Offering of $1,352,775 and proceeds of $106,000 from issuance of convertible promissory notes.

Segment and Geographic Information

We have determined that we are principally engaged in one operating segment. Our products are primarily used for the repair and regeneration of tissue, musculoskeletal and vascular structures in wound healing and orthopedic conditions. Our revenues are generated from sales in Europe, Canada, Asia and Asia/Pacific.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable. We have disclosed these obligations in our most recent Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 31, 2017.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

SANUWAVE HEALTH, INC.

Dated: May 15, 2017	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Acting Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 15, 2017

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	May 15, 2017

By: /s/ John F. Nemelka Name: John F. Nemelka By: /s/ Alan L. Rubino Name: Alan L. Rubino By: /s/ A. Michael Stolarski	Director Director Director	May 15, 2017 May 15, 2017 May 15, 2017

Name: A. Michael Stolarski

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

* Filed herewith.

† XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.