Form 10-Q
period 2017-06-30
SANUWAVE Health, Inc.
filed 2017-08-14
CIK 1417663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒
(Do not check if a smaller reporting company)	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

As of August 7, 2017, there were issued and outstanding 139,099,843 shares of the registrant’s common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$62,069	$133,571
Accounts receivable, net of allowance for doubtful accounts of $152,029 in 2017 and $35,196 in 2016	191,932	460,799
Inventory, net	198,778	231,953
Prepaid expenses	95,741	87,823
TOTAL CURRENT ASSETS	548,520	914,146

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	64,860	76,938

OTHER ASSETS	13,977	13,786
TOTAL ASSETS	$627,357	$1,004,870

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,188,459	$712,964
Accrued expenses (Note 5)	470,585	375,088
Accrued employee compensation	65,154	64,860
Advances from related parties (Note 6)	421,690	-
Interest payable, related parties (Note 7)	388,095	109,426
Short term loan, net (Note 8)	100,000	47,440
Warrant liability (Note 12)	816,521	1,242,120
Notes payable, related parties, net (Note 7)	5,369,361	5,364,572
TOTAL LIABILITIES	8,819,865	7,916,470

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 authorized; 6,175 shares issued and 0 shares outstanding in 2017 and 2016 (Note 11)	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001, 293 authorized; 293 shares issued and 0 shares outstanding in 2017 and 2016, respectively (Note 11)	-	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,532 shares authorized; no shares issued and outstanding (Note 11)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized; 139,099,843 and 137,219,968 issued and outstanding in 2017 and 2016, respectively (Note 10)	139,100	137,220

ADDITIONAL PAID-IN CAPITAL	93,077,145	92,436,697

ACCUMULATED DEFICIT	(101,342,917)	(99,433,448)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(65,836)	(52,069)
TOTAL STOCKHOLDERS' DEFICIT	(8,192,508)	(6,911,600)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$627,357	$1,004,870

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

REVENUES	$111,045	$203,406	$260,614	$472,730

COST OF REVENUES (exclusive of depreciation and amortization shown below)	24,695	77,988	79,839	151,169

OPERATING EXPENSES
Research and development	437,909	476,167	698,247	786,122
General and administrative	951,908	589,896	1,400,514	1,089,028
Depreciation	5,958	837	12,078	1,673
Amortization	-	76,689	-	153,378
Gain on sale of property and equipment	-	-	-	(1,000)
TOTAL OPERATING EXPENSES	1,395,775	1,143,589	2,110,839	2,029,201

OPERATING LOSS	(1,309,425)	(1,018,171)	(1,930,064)	(1,707,640)

OTHER INCOME (EXPENSE)
Gain (loss) on warrant valuation adjustment and conversion	35,410	28,250	358,633	(769,447)
Interest expense, net	(143,281)	(129,334)	(336,019)	(363,764)
Gain (loss) on foreign currency exchange	1,359	(2,868)	(2,019)	(5,848)
TOTAL OTHER INCOME (EXPENSE), NET	(106,512)	(103,952)	20,595	(1,139,059)

NET LOSS	(1,415,937)	(1,122,123)	(1,909,469)	(2,846,699)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(15,552)	(5,684)	(13,767)	(2,713)
TOTAL COMPREHENSIVE LOSS	$(1,431,489)	$(1,127,807)	$(1,923,236)	$(2,849,412)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	138,992,669	102,645,697	138,517,370	88,933,089

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,909,469)	$(2,846,699)
Adjustments to reconcile net loss to net cash used by operating activities to net cash used by operating activities
Depreciation	12,078	1,673
Change in allowance for doubtful accounts	116,833	5,613
Amortization	-	153,378
Stock-based compensation - employees, directors and advisors	482,295	116,550
(Gain) loss on warrant valuation adjustment	(358,633)	769,447
Amortization of debt discount	57,349	11,472
Amortization of debt issuance costs	-	87,548
Loss on conversion option of promissory note payable	-	75,422
Gain on sale of property and equipment	-	(1,000)
Changes in assets - (increase)/decrease
Accounts receivable - trade	152,034	(28,313)
Inventory	33,175	54,002
Prepaid expenses	(7,918)	26,165
Other	(191)	(45)
Changes in liabilities - increase/(decrease)
Accounts payable	475,495	(50,989)
Accrued expenses	95,497	(63,551)
Accrued employee compensation	294	167,397
Interest payable, related parties	278,669	(131,579)
Promissory notes, accrued interest	-	(77,615)
NET CASH USED BY OPERATING ACTIVITIES	(572,492)	(1,731,124)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	1,000
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercise	93,067	-
Advances from related parties	421,690	-
Proceeds from 2016 Public Offering, net	-	1,596,855
Proceeds from convertible promissory notes, net	-	106,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	514,757	1,702,855

EFFECT OF EXCHANGE RATES ON CASH	(13,767)	(2,713)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(71,502)	(29,982)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	133,571	152,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,069	$122,948

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$-	$392,516

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1.	Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an acoustic shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies were submitted to the U.S. Food and Drug Administration (“FDA”) in late July 2016, after our in-person meeting to discuss the submission strategy, for possible approval in the fourth quarter of 2017 or first quarter of 2018.

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

The Company does not currently generate significant recurring revenue and will require additional capital during the third quarter of 2017. As of June 30, 2017, the Company had an accumulated deficit of $101,342,917 and cash and cash equivalents of $62,069. For the six months ended June 30, 2017 and 2016, the net cash used by operating activities was $572,492 and $1,731,124, respectively. The Company incurred a net loss of $1,909,469 for the six months ended June 30, 2017 and a net loss of $6,439,040 for the year ended December 31, 2016. The operating losses create an uncertainty about the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional capital during the third quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the current effective date, which was the first quarter of fiscal 2017. This one year deferral was issued by the FASB in ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The Company can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 31, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on the consolidated financial statements and has not yet determined the method by which the Company will adopt the standard.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

3.	Summary of Significant Accounting Policies (continued)

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity and reporting burden associated with the accounting for freestanding and embedded instruments with down round features as liabilities subject to fair value measurement. Part II of this ASU addresses the difficulty of navigating Topic 480. Part I of this ASU will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for an entity in an interim or annual period. Management is evaluating the requirements of this guidance and has not yet determined the impact of the pending adoption on the Company’s financial position or results of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

4.	Property and equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2017	2016

Machines and equipment	$240,295	$240,295
Office and computer equipment	156,860	156,860
Devices	82,204	82,204
Software	34,528	34,528
Furniture and fixtures	16,019	16,019
Other assets	2,259	2,259
Total	532,165	532,165
Accumulated depreciation	(467,305)	(455,227)
Net property and equipment	$64,860	$76,938

Depreciation expense was $5,958 and $837 for the three months ended June 30, 2017 and 2016, respectively and $12,078 and $1,673 for the six months ended June 30, 2017 and 2016, respectively.

5.	Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016

Accrued executive severance	$100,000	$100,000
Accrued board of director's fees	65,000	16,000
Accrued executive compensation	60,000	-
Accrued audit and tax preparation	56,355	100,000
Deferred rent	47,217	41,341
Accrued outside services	46,048	31,533
Deferred revenue	28,184	18,810
Accrued clinical expenses	23,650	13,650
Accrued travel and entertainment	21,094	-
Accrued legal professional fees	18,000	45,000
Accrued other	5,037	8,754
	$470,585	$375,088

6.	Advances from related parties

The Company has received cash advances from related and third parties to help fund the Company’s operations. These advances are a part of a subscription agreement that the Company is offering to issue convertible promissory notes.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provided for the extension of the due date to January 31, 2017. In the period ending March 31, 2016, the Company reclassified the outstanding principal balance from non-current liabilities to current liabilities. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties will bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure by SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of teh Company and the borrower under the notes payable, related parties, to make the requried payments of interest which were due December 31, 2016, March 31, 2017 and June 30, 2017 (collectively, the "Defaults").  As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 1,2017 and continue to accrue interest at such rate.  The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

On June 28, 2016, the Company and HealthTronics, Inc. entered into a second amendment (the “Second Amendment”) to amend certain provisions of the notes payable, related parties. The Second Amendment provides for the extension of the due date to January 31, 2018.

The notes payable, related parties had an aggregate net outstanding principal balance of $5,369,361, net of $3,382 debt discount at June 30, 2017 and $5,364,572, net of $8,171 debt discount at December 31, 2016, respectively.

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

Accrued interest currently payable totaled $388,095 and $109,426 at June 30, 2017 and December 31, 2016, respectively. Interest expense on notes payable, related parties totaled $143,281 and $108,224 for the three months ended June 30, 2017 and 2016, respectively, and $283,459 and $260,937 for the six months ended June 30, 2017 and 2016, respectively.

8.	Short term loan

On December 21, 2016, the Company entered into a short term loan with Millennium Park Capital LLC (the “Holder”) in the principal amount of $100,000. The principal amount shall be due and payable on the date that substantial money is obtained from the Company’s Korean distributor or date that money is obtained from a new distributor.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

8.	Short term loan (continued)

In addition, the Company will issue to the Holder 500,000 warrants to purchase shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.17. Each warrant will represent the right to purchase one share of Common Stock. The warrants will vest upon issuance and have an expiration date of March 17, 2019. The fair value of the yet to be issued warrants on the date of issuance of the short term loan was $0.1168, using the Black-Scholes option pricing model, and $58,400 was recorded as a debt discount to be amortized over the life of the short term loan.

9.	Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2007.

At June 30, 2017, the Company had federal net operating loss (“NOL”) carryforwards for tax years through the year ended December 31, 2016, that will begin to expire in 2025. The use of deferred tax assets, including federal NOLs, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at June 30, 2017 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2017. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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

10.	Equity transactions

Warrant Exercise

In April 2017, the Company issued 200,000 shares of common stock upon the exercise of 200,000 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant Public Offering agreement. The Company received proceeds of $16,000.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

10.	Equity transactions (continued)

Cashless Warrant Exercise

On June 22, 2017, the Company issued 84,514 shares of common stock to Arthur Motch III upon the cashless exercise of 125,246 Series A Warrants to purchase shares of stock for $0.0334 per share based on a current market value of $0.1027 per share as determined under the terms of the Series A Warrant agreement.

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

2016 Private Placement

On August 11, 2016, the Company began a private placement of securities (the “2016 Private Placement”) with select accredited investors in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), an Rule 506 of Regulation D (“Regulation D”) as promulgated by the Securities and Exchange Commission under the Securities Act. The 2016 Private Placement offered Units (the “Units”) at a purchase price of $0.06 per Unit, with each Unit consisting of (i) one (1) share of Common Stock and, (ii) one (1) detachable warrant (the “Warrants”) to purchase one (1) share of Common Stock at an exercise price of $0.08 per share.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

10.	Equity transactions (continued)

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

Consulting Agreement

In August 2016, the Company entered into a consulting agreement for which the fee for the services performed was paid with Common Stock. The Company issued 435,392 shares of Common Stock to Vigere Capital LP under this agreement. The fair value of the Common Stock issued to the consultant, based upon the closing market price of the Common Stock at the date the Common Stock was issued, was recorded as a non-cash general and administrative expense for the three months ended September 30, 2016.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

10.	Equity transactions (continued)

The Company recorded $124,900 in interest expense for the beneficial conversion feature of the debenture in December 2016.

The Debenture is secured by the accounts receivable of the Company and, unless earlier redeemed, matures on the third anniversary date of issuance. The Company paid a commitment fee of $2,500 and issued 835,000 shares of Restricted Stock. The fair value of the Restricted Stock on the date of issuance was $0.06 and $50,100 was recorded as interest expense in July 2016.

In September 2016, the Company repaid the Debenture in full which totaled $210,000 with a Redemption Price of 105% of the sum of the Principal Amount per the agreement. The premium of $10,000 paid upon redemption was recorded as interest expense in September 2016.

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

Series A Warrant Conversion

On January 13, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with certain beneficial owners (the “Investors”) of Series A warrants (the “Warrants”) to purchase shares of Common Stock, pursuant to which the Investors exchanged (the “Exchange”) all of their respective Warrants for either (i) shares of Common Stock or (ii) shares of Common Stock and shares of the Company’s Series B Convertible Preferred Stock, $0.001 par value (the “Preferred Stock”).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

In the Exchange, an aggregate number of 23,701,428 Warrants were exchanged for 7,447,954 shares of Common Stock and 293 shares of Preferred Stock. Pursuant to the Series B Certificate of Designation, each of the Preferred Stock shares is convertible into shares of Common Stock at an initial rate of 1 Preferred Stock share for 12,500 Common Stock shares, which conversion rate is subject to further adjustment as set forth in the Series B Certificate of Designation. Pursuant to the terms of the Series B Certificate of Designation, the holders of the Preferred Stock shares will generally be entitled to that number of votes as is equal to the number of shares of Common Stock into which the Preferred Stock may be converted as of the record date of such vote or consent, subject to the Beneficial Ownership Limitation.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

11.	Preferred Stock (continued)

On March 14, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for Series A Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Nevada Secretary of State. The Certificate of Designation amends the Company’s Articles of Incorporation to designate 6,175 shares of preferred stock, par value $0.001 per share, as Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a stated value of $1,000 per share. On March 17, 2014, in connection with a Private Placement, the Company issued 6,175 shares of Series A Convertible Preferred Stock. As of January 6, 2015, there were no outstanding shares of Series A Convertible Preferred Stock.

12.	Warrants

A summary of the warrant activity as of June 30, 2017 and December 31, 2016, and the changes during the six months ended June 30, 2017, is presented as follows:

	Outstanding					Outstanding
	as of					as of
	December 31,					June 30,
Warrant class	2016	Issued	Exercised	Converted	Expired	2017

Class F Warrants	300,000	-	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	-	1,043,646
Class K Warrants	5,200,000	-	-	-	-	5,200,000
Class L Warrants	65,945,005	-	(1,746,666)	-	-	64,198,339
Series A Warrants	2,106,594	-	(545,246)	-	-	1,561,348
	78,086,749	-	(2,291,912)	-	-	75,794,837

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class K Warrants	$0.08	June 2025
Class L Warrants	$0.08	March 2019
Series A Warrants	$0.03	March 2019

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

June 30, 2017

12.	Warrants (continued)

A summary of the changes in the warrant liability as of June 30, 2017 and December 31, 2016, and the changes during the three and six months ended June 30, 2017, is presented as follows:

	Class K	Series A
	Warrants	Warrants	Total

Warrant liability as of December 31, 2016	$884,000	$358,120	$1,242,120
Issued	-	-	-
Warrant redemption	-	(57,372)	(57,372)
Change in fair value	(208,000)	(115,223)	(323,223)
Warrant liability as of March 31, 2017	$676,000	$185,525	$861,525
Issued	-	-	-
Warrant redemption	-	(9,594)	(9,594)
Change in fair value	-	(35,410)	(35,410)
Warrant liability as of June 30, 2017	$676,000	$140,521	$816,521

13.	Commitments and contingencies

Operating Leases

Rent expense for the three months ended June 30, 2017 and 2016, was $33,120 and $40,455, respectively and for the six months ended June 30, 2017 and 2016 was $66,227 and $82,974, respectively. Minimum future lease payments under the operating lease consist of the following:

Year ending December 31,	Amount

Remainder of 2017	$66,689
2018	135,704
2019	139,775
2020	143,969
2021	148,288
Total	$634,425

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

June 30, 2017

14.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At June 30, 2017 and December 31, 2016, the Stock Incentive Plan reserved 22,500,000 shares of common stock for grant.

On June 15, 2017, the Company granted to the active employees, members of the board of directors and members of the Company’s Medical Advisory Board options to purchase 5,550,000 shares each of the Company’s common stock at an exercise price of $0.11 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.0869 resulting in compensation expense of $482,295. Compensation cost was recognized upon grant.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the six months ended June 30, 2017 and the year ended December 31, 2016:

	2017	2016
Weighted average expected life in years	5.0	5.0
Weighted average risk free interest rate	1.76%	1.28%
Weighted average volatility	120.0%	133.54%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $482,295 and $112,050 for the three months ended June 30, 2017 and 2016, respectively and $482,295 and $116,550 for the six months ended June 30, 2017 and 2016, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

14.	Stock-based compensation (continued)

A summary of option activity as of June 30, 2017 and December 31, 2016, and the changes during the three and six months ended June 30, 2017, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2016	16,203,385	$0.38
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2017	16,203,385	$0.38
Granted	5,550,000	$0.11
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	(160,000)	$0.22
Outstanding as of June 30, 2017	21,593,385	$0.31

Exercisable	21,593,385	$0.31

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at June 30, 2017 and December 31, 2016, respectively. The aggregate intrinsic value for all vested and exercisable options was $301,516 and $702,500 at June 30, 2017 and December 31, 2016, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 7.87 and 5.88 years as of June 30, 2017 and December 31, 2016, respectively.

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

As a result of the net loss for the six months ended June 30, 2017 and 2016, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 97,388,222 shares and 65,261,866 shares at June 30, 2017 and 2016, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

16.	Subsequent events

               On August 3, 2017, the Company and its wholly owned subsidiary SANUWAVE, Inc., a Delaware corporation (the “Borrower”) and HealthTronics, Inc. entered into a third amendment (the “Third Amendment”) to amend certain provisions of two promissory notes dated August 1, 2005 between the Borrower and HealthTronics, Inc., as amended on June 15, 2015 and June 28, 2016 (the "Promissory Notes"), with an aggregate outstanding principal balance of $5,372,743 as of August 3, 2017. The Third Amendment amends various provisions of the Promissory Notes, including to extend the due date of the Promissory Notes to December 31, 2018, to revise the mandatory prepayment provisions of the Promissory Notes and to provide for the future issuance of additional warrants to HealthTronics, Inc. upon certain conditions.

               In connection with the Third Amendment, on August 3, 2017, the Company entered into a new warrant agreement with HealthTronics, Inc. (the “Class K Warrant Agreement”) for the purchase shares of 2,000,000 warrant shares of Common Stock, at an exercise price of $0.11 per share, subject to certain anti-dilution protection (the "Class K Warrants").  Each Class K Warrant represents the right to purchase one share of Common Stock. The Class K Warrants vested upon issuance and expire after ten (10) years.  The fair value of the Class K Warrants will be recorded as an additional debt discount to be recognized over the life of the Third Amendment.

               Events of default under the Promissory Notes have occurred and are continuing on account of the Borrower's failure to make the required payments of interest which were due on December 31, 2016, March 31, 2017, and June 30, 2017 (collectively, the "Defaults").  As a result of the Defaults, the Promissory Notes have been accruing interest at the rate of 10.00% per annum since January 2, 2017 and continue to accrue interest at such rate.  The aggregate outstanding principal amount under the Promissory Notes as of August 3, 2017 is $5,372,743.  HealthTronics, Inc.'s entry into the Third Amendment did not waive the Defaults.

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

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies were submitted to the U.S. Food and Drug Administration (FDA) in late July 2016, after our in-person meeting to discuss the submission strategy, for possible approval in the fourth quarter of 2017 or first quarter of 2018.

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

We retained Musculoskeletal Clinical Regulatory Advisers, LLC (MCRA) in January 2015 to lead the Company’s interactions and correspondence with the FDA for the dermaPACE. MCRA has successfully worked with the FDA on numerous Premarket Approvals (PMAs) for various musculoskeletal, restorative and general surgical devices since 2006.

In June 2015, we met with the FDA to discuss analysis strategy for the data for the supplemental clinical trial and for the combined data of the two studies. In addition to the original data analysis plan for wound closure at 12 weeks, we proposed to analyze wound closure data at time points beyond 12 weeks, up to and including 24 weeks as we had positive results in the first study of 206 patients completed in 2011 at the 20 week endpoint. The FDA agreed to the additional analyses and stressed that their review and eventual decision will be based upon the totality of the data, both for efficacy and safety.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At June 30, 2017, we had cash and cash equivalents totaling $62,069. Management expects the cash used in operations for the Company during 2017 will be devoted to the commercialization of the dermaPACE, assuming FDA approval in late 2017 or early 2018, and will continue to research and develop the non-medical uses of the product, both of which will require additional capital resources.

The continuation of our business is dependent upon raising additional capital during the third quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of June 30, 2017, we had an accumulated deficit of $101,342,917. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to incur expenses related to seeking FDA approval for our dermaPACE device and then commercialization of the product when approval is received. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Results of Operations for the Three Months ended June 30, 2017 and 2016 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended June 30, 2017 were $111,045, compared to $203,406 for the same period in 2016, a decrease of $92,361, or 45%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The decrease in revenues for 2017 was due to lower sales of new orthoPACE devices and applicators in Europe and Asia/Pacific in 2017.

Cost of revenues for the three months ended June 30, 2017 were $24,695, compared to $77,988 for the same period in 2016. Gross profit as a percentage of revenues was 78% for the three months ended June 30, 2017, compared to 62% for the same period in 2016. The increase in gross profit as a percentage of revenues in 2017 was due to sale of devices in 2016, which have a lower gross margin than refurbishments.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2017 were $437,909, compared to $476,167 for the same period in 2016, a decrease of $38,258, or 8%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2017 as a result of lower payments to consultants related to the de novo petition submission to the FDA in July 2016 and lower travel costs. This was partially offset by non-cash stock compensation expense for stock options issued in June 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 were $951,908, as compared to $589,896 for the same period in 2016, an increase of $362,012, or 61%. The increase in general and administrative expenses was due to non-cash stock compensation expense for stock options issued in June 2017, tradeshow attendance in Europe and related travel expenses and increase in bad debt reserve.

Other Income (Expense)

Other income (expense) was a net expense of $106,512 for the three months ended June 30, 2017, as compared to $103,952 for the same period in 2016, an increase in other expense of $2,560. The increase in other expense for 2017 was due to higher interest expense on the notes payable, related parties and was partially offset by higher gain on warrant valuation adjustment.

Provision for Income Taxes

At June 30, 2017, we had federal net operating loss carryforwards through the year ended December 31, 2016 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended June 30, 2017 was $1,415,937, or ($0.01) per basic and diluted share, compared to a net loss of $1,122,123, or ($0.01) per basic and diluted share, for the same period in 2016, an increase in the net loss of $293,814, or 26%. The increase in the net loss for 2017 was primarily due to the stock compensation expense for stock options issued during in June 2017 and an increase in the bad debt reserve and was partially offset by lower research and development expenses as noted above.

We anticipate that our operating losses will continue over the next few years as we continue to incur expenses related to seeking FDA approval for our dermaPACE device for treatment of diabetic foot ulcers and then commercialization of the product when approval is received.  If we obtain such FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, we hope to partially or completely offset these losses in the future.

Results of Operations for the Six Months ended June 30, 2017 and 2016 (Unaudited)

Revenues and Cost of Revenues

Revenues for the six months ended June 30, 2017 were $260,614, compared to $472,730 for the same period in 2016, a decrease of $212,116, or 45%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The decrease in revenues for 2017 was due to lower sales of new orthoPACE devices and applicators and lower applicator refurbishments in Europe and Asia/Pacific in 2017.

Cost of revenues for the six months ended June 30, 2017 were $79,839, compared to $151,169 for the same period in 2016. Gross profit as a percentage of revenues was 69% for the six months ended June 30, 2017, compared to 68% for the same period in 2016.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2017 were $698,247, compared to $786,122 for the same period in 2016, a decrease of $87,875, or 11%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2017 as a result of lower payments to consultants related to the de novo petition submission to the FDA in July 2016 which was partially offset by higher audit costs related to ISO certification and non-cash stock compensation expense for stock option issued in June 2017.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were $1,400,514, as compared to $1,089,028 for the same period in 2016, an increase of $311,486, or 29%. The increase in general and administrative expenses was due to non-cash stock compensation expense for stock options issued in June 2017, tradeshow attendance in Europe and related travel expenses and increase in bad debt reserve.

Other Income (Expense)

Other income (expense) was a net income of $20,595 for the six months ended June 30, 2017, as compared to a net expense of $1,139,059 for the same period in 2016, an increase in other income of $1,159,654. The increase in other income for 2017 was due to gain on warrant valuation related to the lower stock price and less warrants outstanding and loss on warrant conversion of $888,419 recorded in 2016.

Provision for Income Taxes

At June 30, 2017, we had federal net operating loss carryforwards through the year ended December 31, 2016 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2017 was $1,909,469, or ($0.01) per basic and diluted share, compared to a net loss of $2,846,699, or ($0.03) per basic and diluted share, for the same period in 2016, a decrease in the net loss of $937,230, or 33%. The decrease in the net loss for 2017 was primarily due to the gain on the warrant valuation and lower operating expenses as noted above.

We anticipate that our operating losses will continue over the next few years as we continue to incur expenses related to seeking FDA approval for our dermaPACE device for treatment of diabetic foot ulcers and then commercialization of the product when approval is received.  If we obtain such FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, we hope to partially or completely offset these losses in the future.

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At June 30, 2017, we had cash and cash equivalents totaling $62,069. Management expects the cash used in operations for the Company during 2017 will be devoted to the commercialization of the dermaPACE, assuming FDA approval in 2017, and will continue to research and develop the non-medical uses of the product, both of which will require additional capital resources.  At June 30, 2017, the Company's distributor in South Korea accounted for 88% of the total outstanding accounts receivable.  Due to the political climate and uncertainty in South Korea, this distributor has not been able to finalize the expected sales in late 2016 or early 2017 and therefore has been unable to pay the Company in a timely manner.  The Company has accounted for 50% of their outstanding balance as a bad debt reserve as of June 30, 2017 and continues to work with the distributor on a payment plan to get the distributor's account current by early in the fourth quarter of 2017.

The continuation of our business is dependent upon raising additional capital during the second quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not ,08include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We may also attempt to raise additional capital if there are favorable market conditions or other strategic considerations even if we have sufficient funds for planned operations. To the extent that we raise additional funds by issuance of equity securities, our shareholders will experience dilution and we may be required to use some or all of the net proceeds to repay our indebtedness, and debt financings, if available, may involve restrictive covenants or may otherwise constrain our financial flexibility. To the extent that we raise additional funds through collaborative arrangements, it may be necessary to relinquish some rights to our intellectual property or grant licenses on terms that are not favorable to us. In addition, payments made by potential collaborators or licensors generally will depend upon our achievement of negotiated development and regulatory milestones. Failure to achieve these milestones would harm our future capital position.

Cash and cash equivalents decreased by $71,502 for the six months ended June 30, 2017 and by $29,982 for the six months ended June 30, 2016. For the six months ended June 30, 2017 and 2016, net cash used by operating activities was $572,492 and $1,731,124, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the six months ended June 30, 2017, as compared to the same period for 2016, of $1,158,632, or 67%, was primarily due to the decreased operating expenses and increased payables in 2017. Net cash provided by financing activities for the six months ended June 30, 2017 was $93,067 from the exercise of warrants and $421,690 form the addvances from related parties for subscription agreements to be executied in the third quarter. Net cash provided by financing activities for the six months ended June 30, 2016 was $1,702,855, which consisted of the net proceeds from the 2016 Public Offering of $1,596,855 and proceeds of $106,000 from issuance of convertible promissory notes.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6.      EXHIBITS

Exhibit No.	Description

4.1	Class K Warrant Agreement dated as of August 3, 2017, between SANUWAVE Health, Inc. and HealthTronics, Inc. (Incorporated by
reference to Form 8-K filed with the SEC on August 4, 2017.)

10.1	Third Amendment to promissory notes entered into as of August 3, 2017 by and among SANUWAVE Health, Inc., SANUWAVE, Inc.
and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

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

SANUWAVE HEALTH, INC.

Dated: August 14, 2017	By: /s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Acting Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 14, 2017

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	August14, 2017

EXHIBIT INDEX

Exhibit No.	Description

4.1	Class K Warrant Agreement dated as of August 3, 2017, between SANUWAVE Health, Inc. and HealthTronics, Inc. (Incorporated by
reference to Form 8-K filed with the SEC on August 4, 2017).

10.1	Third Amendment to promissory notes entered into as of August 3, 2017 by and among SANUWAVE Health, Inc., SANUWAVE Inc.
and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

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