Form 10-Q
period 2017-09-30
SANUWAVE Health, Inc.
filed 2017-11-14
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017, there were issued and outstanding 139,249,926 shares of the registrant’s common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$40,226	$133,571
Accounts receivable, net of allowance for doubtful accounts
of $123,026 in 2017 and $35,196 in 2016	172,119	460,799
Inventory, net	176,109	231,953
Prepaid expenses	103,539	87,823
TOTAL CURRENT ASSETS	491,993	914,146

PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation (Note 4)	59,395	76,938

OTHER ASSETS	13,922	13,786
TOTAL ASSETS	$565,310	$1,004,870

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,435,431	$712,964
Accrued expenses (Note 5)	459,735	375,088
Accrued employee compensation	65,154	64,860
Advances from related parties and accredited investors (Note 6)	751,616	-
Interest payable, related parties (Note 7)	535,125	109,426
Short term loan, net (Note 8)	100,000	47,440
Warrant liability (Note 12)	1,058,202	1,242,120
Notes payable, related parties, net (Note 7)	5,183,310	5,364,572
TOTAL LIABILITIES	9,588,573	7,916,470

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001,
6,175 authorized; 6,175 shares issued and 0 shares outstanding
in 2017 and 2016 (Note 11)	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001,
293 authorized; 293 shares issued and 0 shares outstanding
in 2017 and 2016, respectively (Note 11)	-	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,532
shares authorized; no shares issued and outstanding (Note 11)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized;
139,099,843 and 137,219,968 issued and outstanding in 2017 and
2016, respectively (Note 10)	139,100	137,220

ADDITIONAL PAID-IN CAPITAL	93,077,145	92,436,697

ACCUMULATED DEFICIT	(102,194,242)	(99,433,448)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(45,266)	(52,069)
TOTAL STOCKHOLDERS' DEFICIT	(9,023,263)	(6,911,600)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$565,310	$1,004,870

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

REVENUES	$161,585	$255,652	$422,199	$728,382

COST OF REVENUES (exclusive of depreciation and amortization shown below)	61,684	98,678	141,523	249,847

OPERATING EXPENSES
Research and development	266,837	266,473	965,084	1,052,595
General and administrative	475,377	645,863	1,875,891	1,734,891
Depreciation	5,465	1,554	17,543	3,227
Amortization	-	76,689	-	230,067
Gain on sale of property and equipment	-	-	-	(1,000)
TOTAL OPERATING EXPENSES	747,679	990,579	2,858,518	3,019,780

OPERATING LOSS	(647,778)	(833,605)	(2,577,842)	(2,541,245)

OTHER INCOME (EXPENSE)
(Loss) Gain on warrant valuation adjustment and conversion	(41,681)	(43,536)	316,952	(812,983)
Interest expense, net	(160,978)	(259,302)	(496,997)	(623,066)
Loss on foreign currency exchange	(888)	(3,367)	(2,907)	(9,215)
TOTAL OTHER INCOME (EXPENSE), NET	(203,547)	(306,205)	(182,952)	(1,445,264)

NET LOSS	(851,325)	(1,139,810)	(2,760,794)	(3,986,509)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	20,570	(2,268)	6,803	(4,980)
TOTAL COMPREHENSIVE LOSS	$(830,755)	$(1,142,078)	$(2,753,991)	$(3,991,489)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average shares outstanding - basic and diluted	139,099,843	115,528,604	138,711,527	97,798,261

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,760,794)	$(3,986,509)
Adjustments to reconcile net loss to net cash used by operating activities to net cash used by operating activities
Depreciation	17,543	3,227
Change in allowance for doubtful accounts	87,830	15,376
Amortization	-	230,067
Stock-based compensation - employees, directors and advisors	482,295	116,550
(Gain) Loss on warrant valuation adjustment	(316,952)	812,982
Amortization of debt discount	71,298	18,548
Amortization of debt issuance costs	-	114,522
Loss on conversion option of promissory note payable	-	75,422
Loss on conversion option of convertible debenture	-	50,100
Stock issued for consulting services	-	43,540
Gain on sale of property and equipment	-	(1,000)
Changes in assets - (increase)/decrease
Accounts receivable - trade	200,850	(82,219)
Inventory	55,844	17,922
Prepaid expenses	(15,716)	755
Other	(136)	(2,843)
Changes in liabilities - increase/(decrease)
Accounts payable	722,467	(133,173)
Accrued expenses	84,647	60,369
Accrued employee compensation	294	209,465
Interest payable, related parties	425,699	(239,803)
Promissory notes, accrued interest	-	(32,271)
NET CASH USED BY OPERATING ACTIVITIES	(944,831)	(2,708,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	1,000
Purchases of property and equipment	-	(7,878)
NET CASH USED BY INVESTING ACTIVITIES	-	(6,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrant exercise	93,067	32,000
Advances from related parties and accredited investors	751,616	-
Proceeds from 2016 Public Offering, net	-	1,596,855
Proceeds from 2016 Private Offering, net	-	1,528,200
Proceeds from convertible promissory notes, net	-	106,000
Proceeds from convertible debenture, net	-	175,000
Payment of convertible promissory notes	-	(155,750)
Payment of convertible debenture	-	(210,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	844,683	3,072,305

EFFECT OF EXCHANGE RATES ON CASH	6,803	(4,980)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93,345)	351,474

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	133,571	152,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,226	$504,404

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$-	$630,549

NONCASH INVESTING ACTIVITIES
Cashless warrant conversion	$66,966	$-

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

1. Nature of the Business

SANUWAVE Health, Inc. and subsidiaries (the “Company”) is an acoustic shock wave technology company using a patented system of noninvasive, high-energy, acoustic pressure shock waves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. The results of these clinical studies were submitted to the U.S. Food and Drug Administration (“FDA”) in late July 2016, after our in-person meeting to discuss the submission strategy.

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

2. Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during the thirdfourth quarter of 2017. As of September 30, 2017, the Company had an accumulated deficit of $102,194,242 and cash and cash equivalents of $40,226. For the nine months ended September 30, 2017 and 2016, the net cash used by operating activities was $944,831 and $2,708,973, respectively. The Company incurred a net loss of $2,760,794 for the nine months ended September 30, 2017 and a net loss of $6,439,040 for the year ended December 31, 2016. The operating losses and the Events of Default on the Notes payable, related parties (see Note 7) create an uncertainty about the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional capital during the fourth quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. The financial information as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the current effective date, which was the first quarter of fiscal 2017. This one year deferral was issued by the FASB in ASU 2015-14, Revenue from Contracts with Customers (Topic 606.). The Company can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 31, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company will adopt the standard effective January 1, 2018 and currently anticipates using the retrospective approach with the cumulative effect of initially adopting the new accounting standard at the date of adoption. The Company has completed a high-level impact assessment and has commenced an in-depth evaluation of the adoption impact, which involves the review of pre-existing customer contracts and arrangements. The Company is still in the process of evaluating the impact that the pending adoption of the new standard will have on these contracts and transactions. The new standard will require the Company to include expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including specific judgments and estimates used by management.

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
September 30, 2017

3. Summary of Significant Accounting Policies (continued)

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

4. Property and equipment

Property and equipment consists of the following:

	September 30,	December 31,
	2017	2016

Machines and equipment	$240,295	$240,295
Office and computer equipment	156,860	156,860
Devices	82,204	82,204
Software	34,528	34,528
Furniture and fixtures	16,019	16,019
Other assets	2,259	2,259
Total	532,165	532,165
Accumulated depreciation	(472,770)	(455,227)
Net property and equipment	$59,395	$76,938

Depreciation expense was $5,465 and $1,554 for the three months ended September 30, 2017 and 2016, respectively and $17,543 and $3,227 for the nine months ended September 30, 2017 and 2016, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

5. Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016

Accrued executive severance	$100,000	$100,000
Accrued board of director's fees	95,000	16,000
Accrued audit and tax preparation	83,095	100,000
Accrued outside services	53,912	31,533
Deferred rent	44,594	41,341
Accrued clinical expenses	23,650	13,650
Deferred revenue	21,060	18,810
Accrued travel and entertainment	20,000	-
Accrued legal professional fees	13,609	45,000
Accrued other	4,815	8,754
Total Accrued expenses	$459,735	$375,088

6. Advances from related parties

The Company has received cash advances from related parties and accredited investors to help fund the Company’s operations. These advances are a part of a subscription agreement that the Company is offering to issue convertible promissory notes. As of September 30, 2017, the Company had received $751,616 from related parties and accredited investors.

10% Convertible Promissory Notes

On March 27, 2017, the Company began offering subscriptions for 10% convertible promissory notes (the “10% Convertible Promissory Notes”) to selected accredited investors. Up to $2,500,000 aggregate principal amount of 10% Convertible Promissory Notes are being offered by the Company. The Company is currently working on completing this offering.

The 10% Convertible Promissory Notes have a six month term from the subscription date and the note holders can convert the 10% Convertible Promissory Notes at any time during the term to the number of shares of Common Stock equal to the amount obtained by dividing (i) the amount of unpaid principal and accrued interest on the note by (ii) $0.11. The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant Agreement”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount, by (ii) $0.11. The Class N Warrant Agreement expires March 17, 2019.

On November 3, 2017, the Company issued $1,124,440 in 10% Convertible Promissory Notes to related parties and accredited investors and issued 10,222,180 Class N Warrants. The fair value of the Class N Warrants will be calculated and recorded in November 2017. On November 3, 2017, Premier Shockwave Inc., a company owned by Anthony Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, purchased $330,000 of the 10% Convertible Promissory Notes and was issued 3,000,000 Class N Warrants.

The Company, the related parties and the accredited investors are executing and delivering the 10% Convertible Promissory Notes and the Class N Warrants in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D (“Regulation D”).

Pursuant to the terms of a Registration Rights Agreement that the Company entered with the accredited investors in connection with the 10% Convertible Promissory Note, the Company is required to file a registration statement that covers the shares of Common Stock issuable upon conversion of the 10% Convertible Promissory Notes or upon exercise of the Class N Warrants. The failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.

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

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provided for the extension of the due date to January 31, 2017. In the period ending March 31, 2016, the Company reclassified the outstanding principal balance from non-current liabilities to current liabilities. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties will bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, and September 30, 2017 (collectively, the “Defaults”). As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 12, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

7. Notes payable, related parties (continued)

On June 28, 2016, the Company and HealthTronics, Inc. entered into a second amendment (the “Second Amendment”) to amend certain provisions of the notes payable, related parties. The Second Amendment provides for the extension of the due date to January 31, 2018.

On August 3, 2017, the Company and HealthTronics, Inc. entered into a third amendment (the “Third Amendment”) to amend certain provisions of the notes payable, related parties. The Third Amendment provides for the extension of the due date to December 31, 2018 and revision of the mandatory prepayment provisions.

The notes payable, related parties had an aggregate net outstanding principal balance of $5,183,310, net of $189,433 debt discount, at September 30, 2017 and $5,364,572, net of $8,171 debt discount, at December 31, 2016, respectively.

In addition, the Company, in connection with the Note Amendment, issued to HealthTronics, Inc. on June 15, 2015, a total of 3,310,000 warrants (the “Class K Warrants”) to purchase shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.55 per share, subject to certain anti-dilution protection. Each Class K Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after ten years. The fair value of these warrants on the date of issuance was $0.0112 per warrant and $36,989 was recorded as a debt discount to be amortized over the life of the amendment.

In addition, the Company, in connection with the Second Amendment, issued to HealthTronics, Inc. on June 28, 2016, an additional 1,890,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.08 per share, subject to certain anti-dilution protection. The exercise price of the 3,310,000 Class K Warrants issued on June 15, 2015 was decreased to $0.08 per share. The fair value of these warrants on the date of issuance was $0.005 per warrant and $9,214 was recorded as a debt discount to be amortized over the life of the amendment.

In addition, the Company, in connection with the Third Amendment, issued to HealthTronics, Inc. on August 3, 2017, an additional 2,000,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.11 per share, subject to certain anti-dilution protection. The fair value of these warrants on the date of issuance was $0.10 per warrant and $200,000 was recorded as a debt discount to be amortized over the life of the amendment.

Accrued interest currently payable totaled $535,125 and $109,426 at September 30, 2017 and December 31, 2016, respectively. Interest expense on notes payable, related parties totaled $160,979 and $129,808 for the three months ended September 30, 2017 and 2016, respectively, and $444,437 and $390,746 for the nine months ended September 30, 2017 and 2016, respectively.

8. Short term loan

On December 21, 2016, the Company entered into a short term loan with Millennium Park Capital LLC (the “Holder”) in the principal amount of $100,000. The principal amount shall be due and payable on the date that substantial money is obtained from the Company’s Korean distributor or date that money is obtained from a new distributor. This short term note is currently in default.

In addition, the Company will issue to the Holder 500,000 warrants to purchase shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at an exercise price of $0.17. Each warrant will represent the right to purchase one share of Common Stock. The warrants will vest upon issuance and have an expiration date of March 17, 2019. The fair value of the yet to be issued warrants on the date of issuance of the short term loan was $0.1168 per warrant, using the Black-Scholes option pricing model, and $58,400 was recorded as a debt discount to be amortized over the life of the short term loan.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

9. Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2014.

At September 30, 2017, the Company had federal net operating loss (“NOL”) carryforwards for tax years through the year ended December 31, 2016, that will begin to expire in 2025. The use of deferred tax assets, including federal NOLs, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at September 30, 2017 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2017. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

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
September 30, 2017

10. Equity transactions (continued)

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
September 30, 2017

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

Consulting Agreement

In August 2016, the Company entered into a consulting agreement for which the fee for the services performed was paid with Common Stock. The Company issued 435,392 shares of Common Stock to Vigere Capital LP under this agreement. The fair value of the Common Stock issued to the consultant, based upon the closing market price of the Common Stock at the date the Common Stock was issued, was recorded as a non-cash general and administrative expense in the amount of $43,539 for the three months ended September 30, 2016.

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
September 30, 2017

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
September 30, 2017

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
September 30, 2017

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

12. Warrants

A summary of the warrant activity as of September 30, 2017 and December 31, 2016, and the changes during the nine months ended September 30, 2017, is presented as follows:

	Outstanding					Outstanding
	as of					as of
	December 31,					September 30,
Warrant class	2016	Issued	Exercised	Converted	Expired	2017

Class F Warrants	300,000	-	-	-	-	300,000
Class G Warrants	1,503,409	-	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	-	1,043,646
Class K Warrants	5,200,000	2,000,000	-	-	-	7,200,000
Class L Warrants	65,945,005	-	(1,746,666)	-	-	64,198,339
Series A Warrants	2,106,594	-	(545,246)	-	-	1,561,348
	78,086,749	2,000,000	(2,291,912)	-	-	77,794,837

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class F Warrants	$ 0.35	February 2018
Class G Warrants	$ 0.80	July 2018
Class H Warrants	$ 0.80	July 2018
Class I Warrants	$ 0.85	September 2018
Class K Warrants	$ 0.08	June 2025
Class K Warrants	$ 0.11	August 2027
Class L Warrants	$ 0.08	March 2019
Series A Warrants	$ 0.03	March 2019

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

12. Warrants (continued)

The exercise price of the Class K Warrants and the Series A Warrants are subject to a “down-round” anti-dilution adjustment if the Company issues or is deemed to have issued certain securities at a price lower than the then applicable exercise price of the warrants.  The exercise price of the Series A Warrants was adjusted to $0.0334 due to the 2016 Equity Offering (see Note10). The Class K Warrants may be exercised on a physical settlement or on a cashless basis.  The Series A Warrants may be exercised on a physical settlement basis if a registration statement underlying the warrants is effective.  If a registration statement is not effective (or the prospectus contained therein is not available for use) for the resale by the holder of the Series A Warrants, then the holder may exercise the warrants on a cashless basis.

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

In June 2015, the Company, in connection with the Note Amendment (see Note 7), issued to HealthTronics, Inc. an aggregate total of 3,310,000 Class K Warrants to purchase shares of the Company’s common stock, $0.001 par value, at an exercise price of $0.55 per share, subject to certain anti-dilution protection. Each Class K Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after ten years.

In June 2016, the Company, in connection with the Second Amendment (see Note 7), issued to HealthTronics, Inc., an additional 1,890,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.08 per share, subject to certain anti-dilution protection. The exercise price of the 3,310,000 Class K Warrants issued on June 15, 2015 was decreased to $0.08 per share. The warrants vested upon issuance and expire after ten years.

In August 2017, the Company, in connection with the Third Amendment (see Note 7), issued to HealthTronics, Inc., an additional 2,000,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.11 per share, subject to certain anti-dilution protection. The warrants vested upon issuance and expire after ten years.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

12. Warrants (continued)

A summary of the changes in the warrant liability as of September 30, 2017 and December 31, 2016, and the changes during the three and nine months ended September 30, 2017, is presented as follows:

	Class K	Series A
	Warrants	Warrants	Total

Warrant liability as of December 31, 2016	$884,000	$358,120	$1,242,120
Issued	-	-	-
Warrant redemption	-	(57,372)	(57,372)
Change in fair value	(208,000)	(115,223)	(323,223)
Warrant liability as of March 31, 2017	$676,000	$185,525	$861,525
Issued	-	-	-
Warrant redemption	-	(9,594)	(9,594)
Change in fair value	-	(35,410)	(35,410)
Warrant liability as of June 30, 2017	$676,000	$140,521	$816,521
Issued	200,000	-	200,000
Warrant redemption	-	-	-
Change in fair value	(52,000)	93,681	41,681
Warrant liability as of September 30, 2017	$824,000	$234,202	$1,058,202

13. Commitments and contingencies

Operating Leases

Rent expense for the three months ended September 30, 2017 and 2016, was $33,572 and $47,108, respectively and for the nine months ended September 30, 2017 and 2016 was $99,800 and $130,083, respectively. Minimum future lease payments under the operating lease consist of the following:

Year ending December 31,	Amount

Remainder of 2017	$33,507
2018	135,704
2019	139,775
2020	143,969
2021	148,288
Total	$601,243

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

14. Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At September 30, 2017 and December 31, 2016, the Stock Incentive Plan reserved 22,500,000 shares of common stock for grant.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	2017	2016
Weighted average expected life in years	5.0	5.0
Weighted average risk free interest rate	1.76%	1.28%
Weighted average volatility	120.0%	133.54%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $0 for each of the three months ended September 30, 2017 and 2016, and $482,295 and $116,550 for the nine months ended September 30, 2017 and 2016, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

14. Stock-based compensation (continued)

A summary of option activity as of September 30, 2017 and December 31, 2016, and the changes during the three and nine months ended September 30, 2017, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding as of December 31, 2016	16,203,385	$0.38
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of March 31, 2017	16,203,385	$0.38
Granted	5,550,000	$0.11
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	(160,000)	$0.22
Outstanding as of June 30, 2017	21,593,385	$0.31
Granted	-	$-
Exercised	-	$-
Cancelled	-	$-
Forfeited or expired	-	$-
Outstanding as of September 30, 2017	21,593,385	$0.31

Exercisable	21,593,385	$0.31

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at September 30, 2017 and December 31, 2016, respectively. The aggregate intrinsic value for all vested and exercisable options was $1,027,516 and $702,500 at September 30, 2017 and December 31, 2016, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 7.62 and 5.88 years as of September 30, 2017 and December 31, 2016, respectively.

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

As a result of the net loss for the three and nine months ended September 30, 2017 and 2016, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 99,388,222 shares and 92,046,867 shares at September 30, 2017 and 2016, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

16. Subsequent events

Brazil Joint Venture

On September 27, 2017, we entered into a binding term sheet with MundiMed Distribuidora Hospitalar LTDA
(“MundiMed”), effective as of September 25, 2017, for a joint venture for the manufacture, sale and distribution of our dermaPACE device. Under the binding term sheet, MundiMed will pay the Company an initial partnership fee, with monthly partnership fees payable thereafter over the following eighteen months. Profits from the joint venture are distributed as follows: 45% to the Company, 45% to MundiMed and 5% each to LHS Latina Health Solutions Gestão Empresarial Ltda. and Universus Global Advisors LLC, who acted as advisors in the transaction. The initial partnership fee was received on October 6, 2017.

Cashless Warrant Exercise

On October 24, 2017, the Company issued 150,083 shares of common stock upon the cashless exercise of 300,166 Class L Warrants to purchase shares of stock for $0.08 per share based on a current market value of $0.16 per share as determined under the terms of the Class L Warrant Private Offering agreement.

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

Recent Developments

On September 27, 2017, we entered into a binding term sheet with MundiMed Distribuidora Hospitalar LTDA (“MundiMed”), effective as of September 25, 2017, for a joint venture for the manufacture, sale and distribution of our dermaPACE device. Under the binding term sheet, MundiMed will pay the Company an initial partnership fee, with monthly partnership fees payable thereafter over the following eighteen months. Profits from the joint venture are distributed as follows: 45% to the Company, 45% to MundiMed and 5% each to LHS Latina Health Solutions Gestão Empresarial Ltda. and Universus Global Advisors LLC, who acted as advisors in the transaction. The initial partnership fee was received on October 6, 2017.

Clinical Trials and Marketing

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At September 30, 2017, we had cash and cash equivalents totaling $40,226. Management expects the cash used in operations for the Company during 2017 will be devoted to the commercialization of the dermaPACE, assuming FDA approval in late 2017 or early 2018, and will continue to research and develop the non-medical uses of the product, both of which will require additional capital resources.

The continuation of our business is dependent upon raising additional capital during the fourth quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of September 30, 2017, we had an accumulated deficit of $102,194,242. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses will continue over the next several years as we continue to incur expenses related to seeking FDA approval for our dermaPACE device and then commercialization of the product when approval is received. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Results of Operations for the Three Months ended September 30, 2017 and 2016 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months ended September 30, 2017 were $161,585, compared to $255,652 for the same period in 2016, a decrease of $94,067, or 37%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The decrease in revenues for 2017 was due to lower sales of new orthoPACE devices and refurbishment of applicators in Europe and Asia/Pacific in 2017.

Cost of revenues for the three months ended September 30, 2017 were $61,684, compared to $98,678 for the same period in 2016. Gross profit as a percentage of revenues was 62% for the three months ended September 30, 2017, compared to 61% for the same period in 2016. The increase in gross profit as a percentage of revenues in 2017 was due to sale of devices in 2016, which have a lower gross margin than new and refurbishment of applicators.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2017 were $266,837, compared to $266,473 for the same period in 2016, an increase of $364. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 were $475,377, as compared to $645,863 for the same period in 2016, a decrease of $170,486, or 26%. The decrease in general and administrative expenses was due to lower legal fees, lower salary and benefits as a result of reduced headcount and decrease in bad debt reserve.

Other Income (Expense)

Other income (expense) was a net expense of $203,547 for the three months ended September 30, 2017, as compared to $306,205 for the same period in 2016, a decrease in other expense of $102,658 or 34%. The decrease in other expense for 2017 was due to lower interest expense related to promissory notes in 2016.

Provision for Income Taxes

At September 30, 2017, we had federal net operating loss carryforwards through the year ended December 31, 2016 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Provision for Income Taxes

At September 30, 2017, we had federal net operating loss carryforwards through the year ended December 31, 2016 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended September 30, 2017 was $851,325, or ($0.01) per basic and diluted share, compared to a net loss of $1,139,810, or ($0.01) per basic and diluted share, for the same period in 2016, a decrease in the net loss of $288,485, or 25%. The decrease in the net loss for 2017 was primarily due to lower general and administrative expenses as noted above as well as reduction of amortization expense.

We anticipate that our operating losses will continue over the next few years as we continue to incur expenses related to seeking FDA approval for our dermaPACE device for the treatment of diabetic foot ulcers and then commercialization of the product when approval is received. If we obtain such FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, we hope to partially or completely offset these losses in the future.

Results of Operations for the Nine Months ended September 30, 2017 and 2016 (Unaudited)

Revenues and Cost of Revenues

Revenues for the nine months ended September 30, 2017 were $422,199, compared to $728,382 for the same period in 2016, a decrease of $306,183, or 42%. Revenues resulted primarily from sales in Europe, Asia and Asia/Pacific of our orthoPACE device and related applicators. The decrease in revenues for 2017 was due to lower sales of new orthoPACE devices and applicators and lower applicator refurbishments in Europe and Asia/Pacific in 2017.

Cost of revenues for the nine months ended September 30, 2017 were $141,523, compared to $249,847 for the same period in 2016. Gross profit as a percentage of revenues was 66% for the nine months ended September 30, 2017 and 2016.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2017 were $965,084, compared to $1,052,595 for the same period in 2016, a decrease of $87,511, or 8%. Research and development costs include payments to third parties that specifically relate to our products in clinical development, such as payments to contract research organizations, clinical investigators, clinical monitors, clinical related consultants and insurance premiums for clinical studies. In addition, employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs. Research and development expenses decreased in 2017 as a result of lower payments to consultants related to the de novo petition submission to the FDA in July 2016.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were $1,875,891, as compared to $1,734,891 for the same period in 2016, an increase of $141,000, or 8%. The increase in general and administrative expenses was due to non-cash stock compensation expense for stock options issued in June 2017 and increase in bad debt reserve which was partially offset by lower legal and investor relations fees.

Other Income (Expense)

Other income (expense) was a net expense of $182,952 for the nine months ended September 30, 2017, as compared to a net expense of $1,445,264 for the same period in 2016, a decrease in other expense of $1,262,312, or 87%. The decrease in other expense for 2017 was due to gain on warrant valuation and lower interest expense related to promissory notes in 2016.

Provision for Income Taxes

At September 30, 2017, we had federal net operating loss carryforwards through the year ended December 31, 2016 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Provision for Income Taxes

At September 30, 2017, we had federal net operating loss carryforwards through the year ended December 31, 2016 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the nine months ended September 30, 2017 was $2,760,794, or ($0.02) per basic and diluted share, compared to a net loss of $3,986,509, or ($0.04) per basic and diluted share, for the same period in 2016, a decrease in the net loss of $1,225,715, or 31%. The decrease in the net loss for 2017 was primarily due to the gain on the warrant valuation and lower operating expenses as noted above.

We anticipate that our operating losses will continue over the next few years as we continue to incur expenses related to seeking FDA approval for our dermaPACE device for the treatment of diabetic foot ulcers and then commercialization of the product when approval is received. If we obtain such FDA approval and are able to successfully commercialize, market and distribute the dermaPACE device, we hope to partially or completely offset these losses in the future.

Liquidity and Capital Resources

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  At September 30, 2017, we had cash and cash equivalents totaling $40,226. Management expects the cash used in operations for the Company during 2017 will be devoted to the commercialization of the dermaPACE, assuming FDA approval in 2017, and will continue to research and develop the non-medical uses of the product, both of which will require additional capital resources. At September 30, 2017, the Company’s distributor in South Korea accounted for 78% of the total outstanding accounts receivable. Due to the political climate and uncertainty in South Korea, this distributor has not been able to finalize the expected sales in late 2016 and 2017 and therefore has been unable to pay the Company in a timely manner. The Company has accounted for 48% of their outstanding balance as a bad debt reserve as of September 30, 2017 and continues to work with the distributor on a payment plan to get the distributor’s account current by December 31, 2017.

The continuation of our business is dependent upon raising additional capital during the fourth quarter of 2017 to fund operations. Management’s plans are to obtain additional capital in 2017 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents decreased by $93,345 for the nine months ended September 30, 2017 and increased by $351,474 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, net cash used by operating activities was $944,831 and $2,708,973, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the nine months ended September 30, 2017, as compared to the same period for 2016, of $1,764,142, or 65%, was primarily due to the decreased operating expenses and increased payables in 2017. Net cash provided by financing activities for the nine months ended September 30, 2017 was $93,067 from the exercise of warrants and $751,616 from the advances from related parties for subscription agreements to be executed in the fourth quarter. Net cash provided by financing activities for the nine months ended September 30, 2016 was $3,072,305, which consisted of the net proceeds from the 2016 Public Offering of $1,596,855, net proceeds from the 2016 Private Offering of $1,528,200 and proceeds of $32,000 from exercise of warrants and net payments of $84,750 of convertible debt.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2017. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

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

Management’s Plan to Remediate Material Weakness

Management has developed a remediation plan to address the material weakness related to its processes and procedures surrounding the accounting for complex financial instruments and derivatives. Implementation of the remediation plan is in review by the Board of Director’s and could consist of, among other things, redesigning the procedures to enhance its identification, capture, review, approval and recording of contractual terms included in contractual debt and equity arrangements. Management is also pursuing obtaining additional interpretive guidance on identifying and accounting for complex financial instruments and derivatives as well as engaging, as necessary, an outside consultant to assist in the application of United States GAAP to complex transactions, including the accounting for derivatives. These measures are intended both to address the identified material weakness and to enhance our overall internal control environment.

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting that occurred during the period covered by this report that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of designing changes to its controls as discussed above in Management’s Plan to Remediate Material Weakness.

PART II — OTHER INFORMATION

Item 6.      EXHIBITS

Exhibit No.	Description

4.1	Class K Warrant Agreement dated as of August 3, 2017, between SANUWAVE Health, Inc. and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).

4.2	Form of Class N Warrant. (Incorporated by reference to Form 8-K filed with the SEC on November 9, 2017).

10.1
Third Amendment to promissory notes entered into as of August 3, 2017 by and among SANUWAVE Health, Inc., SANUWAVE, Inc. and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).

10.2*#	Binding Term Sheet for Joint Venture Agreement between SANUWAVE Health, Inc. and MundiMed Distribuidora Hospitalar LTDA effective as of September 25, 2017.

10.3
Form of 10% Convertible Promissory Note, by and among the Company and the accredited investors a party thereto, dated November 3, 2017. (Incorporated by reference to Form 8-K filed with the SEC on November 9, 2017).

10.4
 Form of Registration Rights Agreement, by and among the Company and the accredited investors a party thereto, dated November 3, 2017 (Incorporated by reference to Form 8-K filed with the SEC on November 9, 2017).

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

______________________________________________________________
* Filed herewith.
# Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and Submitted separately to the Securities and Exchange Commission.
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

SANUWAVE HEALTH, INC.

Dated: November 14, 2017	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors	November 14, 2017
Name: Kevin A. Richardson, II	(principal executive officer)

By: /s/ Lisa E. Sundstrom	Chief Financial Officer	November 14, 2017
Name: Lisa E. Sundstrom	(principal financial and accounting officer)