Form 10-Q/A
period 2017-09-30
SANUWAVE Health, Inc.
filed 2017-11-15
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

As of November 10, 2017, there were issued and outstanding 139,249,926 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Table of Contents

EXPLANATORY NOTE		3

PART II – OTHER INFORMATION

Item 6.	Exhibits	4

	SIGNATURES	5

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 14, 2017 (the “Form 10-Q”), is to furnish Exhibit 10.2 to the Form 10-Q. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing and does not modify or update in any way disclosures made in the original Form 10-Q.

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

SANUWAVE HEALTH, INC.

Dated: November 15, 2017	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors	November 15, 2017
Name: Kevin A. Richardson, II	(principal executive officer)

By: /s/ Lisa E. Sundstrom	Chief Financial Officer	November 15, 2017
Name: Lisa E. Sundstrom	(principal financial and accounting officer)

5