Form 10-K
period 2017-12-31
SANUWAVE Health, Inc.
filed 2018-03-29
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes    ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $14.1 million.

As of March 28, 2018, there were issued and outstanding 140,966,236 shares of the registrant’s common stock.

 SANUWAVE Health, Inc.

iii

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

Item 1. BUSINESS

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies.  On December 28, 2017, the U.S. Food and Drug Administration (the "FDA") notified the Company to permit the marketing of the dermaPACE System for the treatment of diabetic foot ulcers in the United States.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. In 2018, we plan to begin marketing our dermaPACE System for sale in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

Our lead product candidate for the global wound care market, dermaPACE, has received FDA approval for commercial use to treat diabetic foot ulcers in the United States and the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our orthoPACE®, OssaTron, and Evotron® devices in Europe and Asia.

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

We were formed as a Nevada corporation in 2004.

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

Currently, there are limited biological or mechanical therapies available to activate the healing and regeneration of skin, musculoskeletal tissue and vascular structures. As baby boomers age, the incidence of their targeted diseases and musculoskeletal injuries and ailments will be far more prevalent. We believe that our pre-clinical and clinical studies suggest that our PACE technology will be effective in targeted applications. We anticipate that future clinical studies should lead to regulatory approval of our regenerative product candidates in the Americas, Middle East and Africa. If approved by the appropriate regulatory authorities, we believe that our product candidates will offer new, effective and noninvasive (extracorporeal) treatment options in wound healing, orthopedic injuries, plastic/cosmetic uses and cardiovascular procedures, improving the quality of life for millions of patients suffering from injuries or deterioration of tissue, bones and vascular structures.

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

A total of 336 patients were enrolled in the dermaPACE studies at 37 sites. The patients in the studies were followed for a total of 24 weeks. The studies’ primary endpoint, wound closure, was defined as “successful” if the skin was 100% re-epithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits.

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
●
At 12 and 24 weeks, the dermaPACE group had a higher percentage of subjects with a 50% wound reduction compared to the control (p=0.0554 and p=0.0899, respectively). Both time points demonstrate a trend towards statistical significance.
●
The mean wound reduction for dermaPACE subjects at 24 weeks was 2.10cm2 compared to 0.83cm2 in the control group. There was a statistically significant difference between the wound area reductions of the two cohorts from the 6 week follow-up visit through the end of the study.
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

Working with MCRA, we submitted to FDA a de novo petition on July 23, 2016. Due to the strong safety profile of our device and the efficacy of the data showing statistical significance for wound closure for dermaPACE subjects at 20 weeks, we believe that the dermaPACE device should be considered for classification into Class II as there is no legally marketed predicate device and there is not an existing Class III classification regulation or one or more approved PMAs (which would have required a reclassification under Section 513(e) or (f)(3) of the FD&C Act). On December 28, 2017, the FDA determined that the criteria at section 513(a)(1)(A) of (B) of the FD&C Act were met and granted the de novo clearance classifying dermaPACE as Class II and available to be marketed immediately.

Finally, our dermaPACE device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. The dermaPACE is also licensed for sale in Canada, Australia, New Zealand and South Korea.

We are actively marketing the dermaPACE to the European Community, Canada and Asia/Pacific, utilizing distributors in select countries.

Growth Opportunity in Wound Care Treatment

We are focused on the development of products that treat unmet medical needs in large market opportunities. Our FDA approval in the United States for our lead product candidate, dermaPACE, is the first step in providing an option to a currently unmet need in the treatment of diabetic foot ulcers. Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions. Based on our research, foot ulcerations are one of the leading causes of hospitalization in diabetic patients and lead to billions of dollars in health care expenditures annually.  According to a 2015 report by the Centers for Disease Control and Prevention, approximately 30.3 million people (diagnosed and undiagnosed), roughly 9.4% of the United States population, have diabetes and 1.5 million new cases of diabetes were diagnosed in people aged 18 years or older in 2015. According to the same study, approximately 25% of diabetics will develop a diabetic foot ulceration ("DFU") during their lifetime. Foot ulcers are a significant complication of diabetes mellitus and often precede lower-extremity amputation. The most frequent underlying etiologies are neuropathy, trauma, deformity, high plantar pressures, and peripheral arterial disease. Over 50% of DFUs will become infected, resulting in high rates of hospitalization, increased morbidity and potential lower extremity amputation. Diabetic foot infections ("DFI") are one of the most common diabetes related cause of hospitalization in the United States, accounting for 20% of all hospital admissions. Readmission rates for DFI patients are approximately 40% and nearly one in six patients die within 1 year of their infection. In a large prospective study of patients with DFU, the presence of infection increased the risk of a minor amputation by 50% compared to ulcer patients without infection. DFUs account for more than half of the non-traumatic lower-extremity amputations in the world. The Advanced Medical Technology Association (“AdvaMed”) estimates that chronic leg wounds (ulcers) account for the loss of many workdays per year, at a cost of approximately $20.8 billion in lost productivity. Advanced, cost-effective treatment modalities for diabetes and its comorbidities, including diabetic foot ulcers, are in great need globally, yet in short supply. According to the International Diabetes Federation, 1 in 11 adults has diabetes (approximately 425 million people) and 12% of global health expenditure is spent on diabetes (approximately $727 billion).

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

Non-Medical Uses For Our Shock wave Technology

We believe there are significant license/partnership opportunities for our acoustic pressure shock wave technology in non-medical uses, including in the energy, water, food, and industrial markets.

Due to their powerful pressure gradients and localized cavitational effects, we believe that high-energy, acoustic pressure shock waves can be used to clean, in an energy efficient manner, contaminated fluids from impurities, bacteria, viruses, and other harmful micro-organisms, which provides opportunities for our technology in cleaning industrial and domestic/municipal waters. Based on the same principles of action of the acoustic pressure shock waves against bacteria, viruses, and harmful micro-organisms, we believe our technology can be applied for cleaning or sterilization of various foods such as milk, natural juices, and meats.

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

Additionally, we demonstrated through three studies performed at Montana State University that high-energy, acoustic pressure shock waves are disrupting biofilms and thus can be used for surface cleaning monuments, ship hulls, and underwater structure cleaning, or to unclog pipes in the energy industry (shore or off-shore installations), food industry, and water management industry, which will reduce or eliminate down times with significant financial benefits for maintenance of existing infrastructure. Also, our technology should have a significant environmental impact by eliminating or reducing the use of harmful chemicals, which are the preferred biofilm cleaning method at this time.

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

Strategy

Our primary objective is to be a leader in the development and commercialization of our acoustic pressure shock wave technology for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. Our lead regenerative product in the United States is the dermaPACE device for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies and cleared by the FDA on December 28, 2017.

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

The key elements of our strategy include the following:

●
Commercialize and support the domestic distribution of our dermaPACE device to treat diabetic foot ulcers.

We initially focused on obtaining FDA approval in the United States for our lead product candidate, dermaPACE, for the treatment of diabetic foot ulcers, which we believe represents a large, unmet need.  On December 28, 2017, the FDA notified the Company to permit the marketing of the dermaPACE System for the treatment of diabetic foot ulcers in the United States.  We plan to begin the commercialization of dermaPACE in the United States in 2018 through strategic partnerships or commercialize the product ourselves.  For example, in February 2018, we entered into an agreement with Premier Shockwave Wound Care, Inc. ("PSWC") and Premier Shockwave, Inc. ("PS") for the purchase by PSWC and PS of dermaPACE Systems and related equipment sold by us, including a minimun purchase of 100 units over 3 years, and granting PSWC and PS limited but exclusive distribution rights to provide dermaPACE Systems to certain government healthcare facilities in exchange for the payment of certain royalties to us.

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

Our portfolio of products, the dermaPACE and orthoPACE, are CE Marked and sold through select distributors in certain countries in Europe, Canada, Asia and Asia/Pacific. Our revenues will continue from sales of the devices and related applicators in these markets. We intend to continue to add additional distribution partners in the Americas, Middle East, Africa, Europe and Asia/Pacific.

Scientific Advisors

We have established a network of scientific advisors that brings expertise in wound healing, orthopedics, cosmetics, clinical and scientific research, and FDA experience. We consult our scientific advisors on an as-needed basis on clinical and pre-clinical study design, product development, and clinical indications.

We pay consulting fees to certain members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses. The amounts vary depending on the nature of the services. We paid our advisors aggregate consulting fees through the issuance of stock options and warrants in 2017 and 2016 and recorded stock-based compensation expense of $39,127 and $30,421 for the years ended December 31, 2017 and 2016, respectively.

Sales, Marketing and Distribution

Following FDA approval in December 2017, we intend to seek a development and/or commercialization partnership or commercialize the product ourselves. Outside the United States, we retain distributors to represent our products in selective international markets. These distributors have been selected based on their existing business relationships and the ability of their sales force and distribution capabilities to effectively penetrate the market with our PACE product line. We rely on these distributors to manage physical distribution, customer service and billing services for our international customers. Two distributors accounted for 38% and 8% of revenues for the year ended December 31, 2017, and 17% and 69% of accounts receivable at December 31, 2017.

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

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing upon our proprietary rights. We seek to protect our proprietary position by, among other methods, filing United States and selected foreign patent applications and United States and selected foreign trademark applications related to our proprietary technology, inventions, products, and improvements that are important to the development of our business. Effective trademark, service mark, copyright, patent, and trade secret protection may not be available in every country in which our products are made available. The protection of our intellectual property may require the expenditure of significant financial and managerial resources.

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

We are the assignee of twenty-eight issued United States patents and eighteen issued foreign patents, which on average have remaining useful lives of ten years with the longest useful life extending to 2036. Our current issued United States and foreign patents include patent claims directed to particular electrode configurations, piezoelectric fiber shock wave devices, chemical components for shock wave generation, reflector geometries, medical systems general construction, and detachable therapy heads with data storage devices. Our United States patents also include patent claims directed to methods of using acoustic pressure shock waves, including devices such as our products, to treat ischemic conditions, spinal cord scar tissue and spinal injuries, bone fractures and osteoporosis, blood sterilization, stem cell stimulation, tissue cleaning, and, within particular treatment parameters, diabetic foot ulcers and pressure sores. While such patented method claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our method patents as compared to device and non-medical method patents.

We also currently maintain eleven United States non-provisional patent applications and seven foreign patent applications. Our patent-pending rights include inventions directed to certain shock wave devices and systems, ancillary products, and components for acoustic pressure shock wave treatment devices, and various methods of using acoustic pressure shock waves. Such patent-pending methods include, for example, using acoustic pressure shock waves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels and circulatory disorders, lymphatic disorders, cardiac tissue, fat and cellulite, cancer, blood and fluids sterilization, to destroy pathogens, to process fluids, meat and dairy products, to destroy blood vessels occlusions and plaques, and to perform personalized medical treatments. All of our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.

Under our license to HealthTronics, we reserve exclusive rights in our purchased portfolio as to orthopedic, tendonopathy, skin wounds, cardiac, dental, neural medical conditions and to all conditions in animals (Ortho Field). HealthTronics receives field-exclusive and sublicensable rights under the purchased portfolio as to (1) certain HealthTronics lithotripsy devices in all fields other than the Ortho Field, and (2) all products in the treatment of renal, ureteral, gall stones and other urological conditions (Litho Field). HealthTronics also receives non-exclusive and non-sublicensable rights in the purchased portfolio as to any products in all fields other than the Ortho Field and Litho Field.

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

Given our international patent portfolio, there are growing risks of challenges to our existing and future patent rights. Such challenges may result in invalidation or modification of some or all of our patent rights in a particular patent territory and reduce our competitive advantage with respect to third party products and services. Such challenges may also require the expenditure of significant financial and managerial resources.

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

We also maintain trademark registrations for: OssaTron® (United States and Germany), evoPACE® (Australia, European Community and Switzerland), Evotron® (Germany and Switzerland), Evotrode® (Germany and Switzerland), Orthotripsy® (United States). We are phasing out the Reflectron® (Germany and Switzerland) and Reflectrode® (Germany and Switzerland) trademarks due to the fact that these two products are no longer available for sale in any market.

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

Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products and product candidates, or to obtain and use information that we regard as proprietary. In enforcement proceedings in Switzerland, we assisted HealthTronics as an informer of misappropriation by a Swiss company called SwiTech and related third parties of intellectual property rights in legacy proprietary software and devices relating to assets we purchased from HealthTronics in August 2005. As a result of this action, SwiTech was forced into bankruptcy. We also pursued the alleged misappropriation by another Swiss company called SwiTalis and related third parties of intellectual property rights in legacy proprietary software and devices relating to assets we purchased from HealthTronics in August 2005. In 2016, SwiTalis claimed copyright rights on the High Voltage Modules that were used in our devices and the old line of Pulse Vet devices during the manufacturing process at Swisstronics in Switzerland.  At this time, however, no such court action against Swisstronics is pending in Switzerland and we believe that it is unlikely that SwiTalis will pursue their earlier allegations against SwissTronics and indirectly, us.  In 2017, we abandoned our action against SwiTalis.  There can be no assurance, however, that future claims or lawsuits against us may not be brought, and such present or future actions against violations of our intellectual property rights may result in us incurring material expense and divert the attention of management.

Third parties that license our proprietary rights, such as trademarks, patented technology or copyrighted material, may also take actions that diminish the value of our proprietary rights or reputation. In addition, the steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks, trade dress, patents, and similar proprietary rights.

We collaborate with other persons and entities on research, development, and commercialization activities and expect to do so in the future. Disputes may arise about inventorship and corresponding rights in know-how and inventions resulting from the joint creation or use of intellectual property by us and our collaborators, researchers, licensors, licensees and consultants. In addition, other parties may circumvent any proprietary protection that we do have. As a result, we may not be able to maintain our proprietary position.

Competition

We believe the advanced wound care market can benefit from our technology which up-regulates the biological factors that promote wound healing. Current medical technologies developed by Acelity (formerly Kinetic Concepts, Inc.), Organogenesis, Inc., Smith & Nephew plc, Derma Sciences, Inc., MiMedx Group, Inc., Osiris Therapeutics, Inc., Molnlycke Health Care, and Systagenix Wound Management (US), Inc. (now owned by Acelity) manage wounds, but, in our opinion, do not provide the value proposition to the patients and care givers like our PACE technology has the potential to do. The leading medical device serving this market is the Vacuum Assisted Closure (“V.A.C.”) System marketed by KCI. The V.A.C. is a negative pressure wound therapy device that applies suction to debride and manage wounds.

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
●
Class II: special controls, pre-market notification (510(k)), specific controls such as performance standards, patient registries, and post market surveillance, and additional controls such as labeling and adherence to quality system regulations; and
●
Class III: special controls and approval of a pre-market approval (PMA) application.

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
●
the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product; and
●
post market surveillance, including documentation of clinical experience and also follow-on, confirmatory studies.

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

The initial phase of establishing a professional billing code for a medical service typically includes applying for a CPT Category III code for both hospital and in-office procedures. This is a tracking code without relative value assigned that allows third party payers to identify and monitor the service as well as establish value if deemed medically necessary. The process includes CPT application submission, clinical discussion with Medical Professional Society CPT advisors as well as American Medical Association (AMA) CPT Editorial Panel review. A new CPT Category III code will be assigned if the AMA CPT Editorial Panel committee deems it meets the applicable criteria and is appropriate. In 2018, we applied for two, new CPT Category III codes for extracorporeal shock wave therapy (ESWT) in wound healing. It is anticipated these codes will be published by AMA/CPT for use beginning in 2020.

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

Confidentiality and Security of Personal Health Information

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”). HIPAA also requires that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and to standardize national provider identification codes. In addition, the American Recovery and Reinvestment Act (“ARRA”) enacted the HITECH Act, which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of HHS of a breach of HIPAA, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be promulgated.

We anticipate that, as we expand our dermaPACE business, we will in the future be a covered entity under HIPAA. We intend to adopt policies and procedures to comply with the Privacy Rule, the Security Rule and the HIPAA statute as such regulations become applicable to our business and as such regulations are in effect at such time.

In addition to the HIPAA Privacy Rule and Security Rule described above, we may become subject to state laws regarding the handling and disclosure of patient records and patient health information. These laws vary widely. Penalties for violation include sanctions against a laboratory’s licensure as well as civil or criminal penalties. Additionally, private individuals may have a right of action against us for a violation of a state’s privacy laws. We intend to adopt policies and procedures to ensure material compliance with state laws regarding the confidentiality of health information as such laws become applicable to us and to monitor and comply with new or changing state laws on an ongoing basis.

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

Research and Development

For the years ended December 31, 2017 and 2016, we spent $1,292,531 and $1,128,640, respectively, on research and development activities which consists of fixes to the dermaPACE device software per FDA request, responses to FDA questions and research costs from partnering universities for non-medical uses of the PACE technology.

Employees

As of March 20, 2018, we had a total of eight full time employees in the United States. Of these, five were engaged in research and development which includes clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $5,537,936 and $6,439,040 for the years ended December 31, 2017 and 2016, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

At December 31, 2017, we had cash and cash equivalents totaling $730,184 and negative working capital of $9,955,113. For the years ended December 31, 2017 and 2016, our net cash used by operating activities was $1,528,971 and $3,199,453, respectively. Management expects the cash used in operations for the Company will be approximately $225,000 to $300,000 per month for the first quarter of 2018 and $275,000 to $350,000 per month for the second quarter of 2018 as resources are devoted to the expansion of our international business, preparations for commercialization of the dermaPACE product including hiring of new employees and continued research and development of non-medical uses of our technology.

The continuation of our business is dependent upon raising additional capital during the second quarter of 2018 and potentially into 2019 to fund operations. Management’s plans are to obtain additional capital in 2018 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have a history of losses and we may continue to incur losses and may not achieve or maintain profitability.

For the year ended December 31, 2017, we had a net loss of $5,537,936 and used $1,528,971 of cash in operations. For the year ended December 31, 2016, we had a net loss of $6,439,040 and used $3,199,453 of cash in operations. As of December 31, 2017, we had an accumulated deficit of $104,971,384 and a total stockholders' deficit of $9,880,827. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses as we continue to incur expenses related to commercialization of the dermaPACE System and research and development of the non-medical uses of the PACE technology. Even if we succeed in developing and commercializing the dermaPACE System or any other product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

If we are unable to successfully raise additional capital, our viability may be threatened; however, if we do raise additional capital, your percentage ownership as a shareholder could decrease and constraints could be placed on the operations of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our capital stock, the issuance of convertible promissory notes, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009 and product sales. We will seek to obtain additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern. Additionally, we will be required to make mandatory prepayments of principal to HealthTronics, Inc. on the notes payable, related parties equal to 20% of the proceeds received through the issuance or sale of any equity securities in cash or through the licensing of our patents or other intellectual property rights.

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
●
delays in timing of receipt of required regulatory approvals;
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

    Our strategy for the development, testing, manufacturing, and commercialization of our technology for non-medical uses generally relies on establishing and maintaining collaborations with licensors and other third parties. We may not be able to obtain, maintain or expand these or other licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to obtain, maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Any failure to obtain, maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our technology for non-medical uses.

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

We currently sell our products through two distributors whose sales account for the majority of our revenues and accounts receivable. Our business and results of operations could be adversely affected by any business disruptions or credit or other financial difficulties experienced by such distributors.

    A majority of our revenues, and a majority of our accounts receivable, are from two distributors. Three distributors accounted for 8%, 38% and 24% of revenues for the year ended December 31, 2017, and 69%, 17% and 0% of accounts receivable at December 31, 2017. Two distributors accounted for 50% and 32% of revenues for the year ended December 31, 2016, and 87% and 10% of accounts receivable at December 31, 2016. At December 31, 2017, the Company’s distributor in South Korea accounted for 69% of the total outstanding accounts receivable. Due to the political climate and uncertainty in South Korea, this distributor has not been able to finalize the expected sales in late 2016 and 2017 and therefore has been unable to pay the Company in a timely manner. The Company has accounted for 38% of the total outstanding accounts receivable balance as a bad debt reserve as of December 31, 2017.  The Companycontinues to work with the distributor representing 69% of the total accounts receivable on a payment plan to get their account current by April 30, 2018. To the extent that our two distributors experience any business disruptions or credit or other financial difficulties, our revenues and the collectability of our accounts receivable could be negatively impacted. If we are unable to establish, on a timely basis, relationships with new distributors, our business and results of operations could be negatively impacted.

We have entered into an agreement with companies owned by a current board member and stockholder that could delay or prevent an acquisition of our company and could result in the dilution of our shareholders in the event of our change of control.

    On February 13, 2018, the Company entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc. (“PSWC”) and Premier Shockwave, Inc. (“PS”), each of which is owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. Among other terms, the agreement contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions and other terms. Such provision may have the effect of delaying or deterring a change in control of us, and as a result could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. In addition, in the event we do experience a change of control, such provision may cause dilution of our existing shareholders in the event that PSWC exercises its option to require the Company to purchase all issued and outstanding shares of PSWC and the Company finances some or all of such purchase price through equity issuances.

The loss of our key management would likely hinder our ability to execute our business plan.

As a small company with seven employees, our success depends on the continuing contributions of our management team and qualified personnel. Our success depends in large part on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical, biotechnology and medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.

We rely to a large extent upon sophisticated information technology systems to operate our businesses, some of which are managed, hosted, provided and/or used by third parties or their vendors. We collect, store and transmit large amounts of confidential information, and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact our operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience a business interruption, theft of confidential information or reputational damage from industrial espionage attacks, malware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our third-party providers. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

We generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.

    A portion of our revenue comes from international sources, and we anticipate that we will continue to expand our overseas operations. Engaging in international business involves a number of difficulties and risks, including:

●
required compliance with existing and changing foreign healthcare and other regulatory requirements and laws, such as those relating to patient privacy or handling of bio-hazardous waste.
●
required compliance with anti-bribery laws, data privacy requirements, labor laws and anti-competition regulations.
●
export or import restrictions.
●
various reimbursement and insurance regimes.
●
laws and business practices favoring local companies.
●
political and economic instability.
●
potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers.
●
foreign exchange controls. and
●
difficulties protecting or procuring intellectual property rights.

    As we expand internationally, our results of operations and cash flows will become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our expenses are generally denominated in the currencies in which our operations are located, which is in the United States. If the value of the U.S. dollar increases relative to foreign currencies in the future, in the absence of a corresponding change in local currency prices, our future revenue could be adversely affected as we convert future revenue from local currencies to U.S. dollars.

Provisions in our Articles of Incorporation, Bylaws and Nevada law might decrease the chances of an acquisition.

Provisions of our Articles of Incorporation and Bylaws and applicable provisions of Nevada law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Some of the following provisions in our Articles of Incorporation and Bylaws that implement these are:

●
stockholders may not vote by written consent;
●
advance notice of business to be brought is required for a meeting of the Company’s stockholders;
●
no cumulative voting rights for the holders of common stock in the election of directors; and
●
vacancies in the board of directors may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

In addition, Section 78.438 of the Nevada Revised Statutes prohibits a publicly-held Nevada corporation from engaging in a business combination with an interested stockholder (generally defined as a person which together with its affiliates owns, or within the last three years has owned, 10% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder) unless the business combination is approved in a prescribed manner. The existence of the foregoing provisions and other potential anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

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

We are also subject to inspection by the FDA and other international regulatory bodies to determine our compliance with regulatory requirements, as are our suppliers and contract manufacturers, and we cannot be sure that the FDA and other international regulatory bodies will not identify compliance issues that may disrupt production or distribution or require substantial resources to correct.

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

After regulatory approval has been obtained for medical device products, the product and the manufacturer are subject to continual review, including the review of adverse experiences and clinical results that are reported after our products are made available to patients, and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, such studies may involve significant time and expense.

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

International sales of our products and any of our product candidates that we commercialize are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our product candidates in markets outside the United States will be subject to regulatory approvals in those jurisdictions. The regulatory review process varies from country to country. Many countries impose product standards, packaging and labeling requirements, and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by foreign government authorities is unpredictable and uncertain and can be expensive. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

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

The availability and levels of reimbursement by governmental and other third party payers affect the market for our approved products. The efficacy, safety, performance and cost-effectiveness of our product and product candidates, and of any competing products, will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our approved products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our approved products in the international markets in which those pricing approvals are sought.

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

Uncertainty surrounding and future changes to reform healthcare law in the United States, may have a material adverse effect on us.

The healthcare regulatory environment in the United States is currently subject to significant uncertainty and the industry may in the future continue to experience fundamental change as a result of regulatory reform.  In March 2010, the former U.S. President signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the PPACA), which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the biotechnology and medical device industries. The PPACA includes, among other things, the following measures:

●
a 2.3% excise tax on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions, began in 2013 but a two year moratorium has been issued for sales during 2016 and 2017, and new legislation was passed in January 2018 such that the tax will be delayed until January 1, 2020;
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

However, some of the provisions of the PPACA have yet to be fully implemented and certain provisions have been subject to judicial and Congressional challenges. Furthermore, President Trump has vowed to repeal the PPACA, and it is uncertain whether new legislation will be enacted to replace the PPACA. On January 20, 2017, President Trump signed an executive order stating that the administration intended to seek prompt repeal of teh healthcare reform law, and, pending repeal, directed the U.S. Department of Health and Human Services and other executive departments and agencies to take all steps necessary to limit any fiscal or regulatory burdens of the healthcare reform law.  On October 12, 2017, President Trump signed another executive order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the healthcare reform law.  The U.S. Congress has also made several attempts to repeal or modify healthcare reform law.  In the coming years, there may continue to be additional proposals relating to the reform of the United States healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products, and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations and financial condition.

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

If we fail to comply with the United States Federal Anti-Kickback Statute, False Claims Act and similar state laws, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business and results of operations.

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

Our operations may also implicate the False Claims Act.  If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to liability under the federal False Claims Act, including criminal and/or civil penalties, loss of licenses and exclustion from the Medicare and Medicaid programs.  The False Claims Act prohibits individuals and companies from knowingly submitting false claims for payments to, or improperly retaining payments from, the government.

All of our financial relationships with healthcare providers and others who provide products or services to Federal healthcare program beneficiaries are potentially governed by the Federal Anti-Kickback Statute, False Claims Act and similar state laws. We believe our operations are in compliance with the Federal Anti-Kickback Statute, False Claims Act and similar state laws. However, we cannot be certain that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management’s attention from operating our business, which in turn could have a material adverse effect on our business. In addition, if our arrangements were found to violate the Federal Anti-Kickback Statute, False Claims Act or similar state laws, the consequences of such violations would likely have a material adverse effect on our business, results of operations and financial condition.

Failure to comply with the HIPAA Privacy, Security and Breach Notification Regulations, as such rules become applicable to our business, may increase our operational costs.

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of PHI by certain entities including health plans and health care providers, and set standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, for example: the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient. a patient’s right to access, amend and receive an accounting of certain disclosures of PHI. the content of notices of privacy practices describing how PHI is used and disclosed and individuals’ rights with respect to their PHI. and implementation of administrative, technical and physical safeguards to protect privacy and security of PHI. We anticipate that, as we expand our dermaPACE business, we will in the future be a covered entity under HIPAA. We intend to adopt policies and procedures to comply with the Privacy Rule, the Security Rule and the HIPAA statute as such regulations become applicable to our business and as such regulations are in effect at such time; however, there can be no assurance that our policies and procedures will be adequate or will prevent all incidents of non-compliance with such regulations.

The privacy regulations establish a uniform federal standard but do not supersede state laws that may be more stringent. Therefore, as we expand our deramPACE business, we may also be required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. The federal privacy regulations restrict the ability to use or disclose certain individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations.

The HITECH Act and its implementing regulations also require healthcare providers to notify affected individuals, the Secretary of the U.S. Department of Health and Human Services, and in some cases, the media, when PHI has been breached as defined under and following the requirements of HIPAA. Many states have similar breach notification laws. In the event of a breach, to the extent such regulations are applicable to our business, we could incur operational and financial costs related to remediation as well as preparation and delivery of the notices, which costs could be substantial. Additionally, HIPAA, the HITECH Act, and their implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or impermissible use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, private parties may also seek damages under state laws for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, amendments to HIPAA provide that the state Attorneys General may bring an action against a covered entity for a violation of HIPAA. As we expand our business such that federal and state laws regarding PHI and privacy apply to our operations, any noncompliance with such regulations could have a material adverse effect on our business, results of operations and financial condition.

We face periodic reviews and billing audits from governmental and private payors and these audits could have adverse results that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by the Centers for Medicare & Medicaid Services conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:

●
required refunding or retroactive adjustment of amounts we have been paid by governmental or private payors.
●
state or Federal agencies imposing fines, penalties and other sanctions on us.
●
loss of our right to participate in the Medicare program, state programs, or one or more private payor networks. or
●
damage to our business and reputation in various markets.

Any one of these results could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We also rely upon trade secrets and unpatented proprietary know-how and continuing technological innovation in developing our products, especially where we do not believe patent protection is appropriate or obtainable. We seek to protect this intellectual property, in part, by generally requiring our employees, consultants, and current and prospective business partners to enter into confidentiality agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants, researchers, and advisors who we expect to work on our products and product candidates to agree to disclose and assign to us all inventions conceived during the work day, developed using our property or which relate to our business. We may lack the financial or other resources to successfully monitor and detect, or to enforce our rights in respect of, infringement of our rights or breaches of these confidentiality agreements. In the case of any such undetected or unchallenged infringements or breaches, these confidentiality agreements may not provide us with meaningful protection of our trade secrets and unpatented proprietary know-how or adequate remedies. In addition, others may independently develop technology that is similar or equivalent to our trade secrets or know-how. If any of our trade secrets, unpatented know-how or other confidential or proprietary information is divulged to third parties, including our competitors, our competitive position in the marketplace could be harmed and our ability to sell our products successfully could be severely compromised. Enforcing a claim that a party illegally obtained and is using trade secrets that have been licensed to us or that we own is also difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could have a material adverse effect on our business. Moreover, some of our academic institution licensees, evaluators, collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a material adverse effect on our business.

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

Our patents may not be valid or enforceable and may be challenged by third parties.

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

Item 3. LEGAL PROCEEDINGS

 We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts and intellectual property matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined.

There are no material proceedings known to us to be contemplated by any governmental authority.

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

Item 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCQB under the symbol “SNWV”. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock, as reported on the OTCQB. The quotations reflect inter-dealer prices, without mark-up, mark-down or commissions, and may not represent actual transactions:

	Price Range
	High	Low
2017
First Quarter	$0.19	$0.11
Second Quarter	$0.14	$0.08
Third Quarter	$0.18	$0.09
Fourth Quarter	$0.28	$0.10

	Price Range
	High	Low
2016
First Quarter	$0.09	$0.05
Second Quarter	$0.06	$0.04
Third Quarter	$0.16	$0.03
Fourth Quarter	$0.20	$0.12

Holders of Common Stock

As of March 2, 2018, there were 135 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$0.00	-
Equity compensation plans not approved by security holders	21,593,385	$0.31	2,238,281
Total	21,593,385	$0.31	2,238,281

Stock Incentive Plans

During 2006, the Company adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc., and certain non-statutory stock option agreements with key employees outside of the 2006 Stock Incentive Plan. The non-statutory stock option agreements have terms substantially the same as the 2006 Stock Incentive Plan. The stock options granted under the plans were non-statutory options which vest over a period of up to four years and have a ten year term. The options were granted at an exercise price equal to the fair market value of the common stock on the date of the grant, which was approved by the board of directors of the Company.

 On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which vest over a period of up to three years and have a ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company.

Item 6.
SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies”.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies and cleared by the U.S. Food and Drug Administration (FDA) on December 28, 2017.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. In 2018, we plan to begin marketing our dermaPACE System for sale in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

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

Recent Developments

                On December 28, 2017, the U.S. Food and Drug Administration (the "FDA"), notified the Company to permit the marketing of teh dermaPACE System for the treatment of diabetic foot ulcers in teh United States.

                On September 27, 2017, we entered into a binding term sheet with MundiMed Distribuidora Hospitalar LTDA ("MundiMed"), effective as of September 25, 2017, for a joint venture for the manufacture, sale and distribution of our dermaPACE device.  Under the binding term sheet, MundiMed will pay the Company an initial upfront distribution fee with monthly upfront distribtuion fees payable thereafter over the following eighteen months.  Profts from the joint venture are distributed as follows:  45% to the Company, 45% to MundiMed and 5% each to LHS Latina Health Solutions Gestao Empresarial Ltda. and Universus Global Advisors LLC, who acted as advisors in the transaction.  The initial upfront distritbution fee was received on October 6, 2017.

                On February 13, 2018, the Company entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc., a Georgia Corporation ("PSWC") adn Premier Shockwave, Inc., a Georgia Corporation ("PS").  The agreement provides for the purchase by PSWC and PS of dermaPACE System and related equipment sold by the Company and includes a minimum purchase of 100 units over 3 years.  The agreement grants PSWC and PS limited but exclusive distribution rights to provide dermaPACE Systems to certain governmental healthcare facilities in exchange for the payment of certain royalties to the Company.  Under the agreement, the Company is responsible for the servicing and repairs of such dermaPACE Systems and equipment.  The agreement also contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based on certain defined purchase price provisions and other terms.  The agreement also contains certain transfer restrictions on the sotck of PSWC.  Each of PC and PSWC is owned by A. Michael Stolarski, a member of the Company's board of directors and an existing shareholder of the Company.

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

A total of 336 patients were enrolled in the dermaPACE studies at 37 sites. The patients in the studies were followed for a total of 24 weeks. The studies’ primary endpoint, wound closure, was defined as “successful” if the skin was 100% re-epithelialized at 12 weeks without drainage or dressing requirements confirmed at two consecutive study visits.

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
●
At 12 and 24 weeks, the dermaPACE group had a higher percentage of subjects with a 50% wound reduction compared to the control (p=0.0554 and p=0.0899, respectively). Both time points demonstrate a trend towards statistical significance.

●
The mean wound reduction for dermaPACE subjects at 24 weeks was 2.10cm2 compared to 0.83cm2 in the control group. There was a statistically significant difference between the wound area reductions of the two cohorts from the 6 week follow-up visit through the end of the study.
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

Working with MCRA, we submitted to FDA a de novo petition on July 23, 2016. Due to the strong safety profile of our device and the efficacy of the data showing statistical significance for wound closure for dermaPACE subjects at 20 weeks, we believe that the dermaPACE device should be considered for classification into Class II as there is no legally marketed predicate device and there is not an existing Class III classification regulation or one or more approved PMAs (which would have required a reclassification under Section 513(e) or (f)(3) of the FD&C Act). On December 28, 2017, the FDA determined that the criteria at section 513(a)(1)(A) of (B) of the FD&C Act were met and granted the de novo clearance classifying dermaPACE as Class II and available to be marketed immediately.

Finally, our dermaPACE device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatement of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds.  The dermaPACE is also licensed for sale in Canada, Australia, New Zealand and South Korea.

We are actively marketing the dermaPACE to the European Community, Canada and Asia/Pacific utilizing distributors in select countries.

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.  We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $5,537,936 and $6,439,040 for the years ended December 31, 2017 and 2016, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

The continuation of our business is dependent upon raising additional capital during the second quarter of 2018 to fund operations. Management’s plans are to obtain additional capital in 2018 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of December 31, 2017, we had an accumulated deficit of $104,971,384. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses may continue over the next few years as we prepare for the commercialization of the dermaPACE System for the treatment of diabetic foot ulcers but if we are able to successfully commercialize, market and distribute the dermaPACE System, then we hope to partially or completely offset these losses within the next few years. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to the recording of the allowances for doubtful accounts, estimated reserves for inventory, estimated useful life of property and equipment, the determination of the valuation allowance for deferred taxes, the estimated fair value of warrants and warrant liability, and the estimated fair value of stock-based compensation. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that arenot readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

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

Revenue Recognition

Sales of medical devices, including related applicators and applicator kits, are recognized when shipped to the customer. Shipments under agreements with distributors are invoiced at a fixed price, are not subject to return, and payment for these shipments is not contingent on sales by the distributor. We recognize revenues on shipments to distributors in the same manner as with other customers. We recognize fees from services performed when the service is performed. Fees for upfront distribution license agreements will be recognized as identified performance obligations are satisfied.

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

Inventory Valuation

Inventory is carried at the lower of cost or market, which is valued using the first in, first out (FIFO) method, and consists primarily of devices and the component material for assembly of finished products, less reserves for obsolescence.We regularly review existing inventory quantities and expiration dates of existing inventory to evaluate a provision for excess, expired, obsolete and scrapped inventory based primarily on our historical usage and anticipated future usage. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated change in demand or technological developments could have an impact on the value of our inventory and our reported operating results.

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

Liabilities Related to Warrants Issued

We record certain common stock warrants we issued at fair value and recognize the change in the fair value of such warrants as a gain or loss, which we report in the Other Income (Expense) section in our Consolidated Statements of Comprehensive Loss. We report these warrants at fair value and classified as liabilities because they contain certain down-round provisions allowing for reduction of their exercise price. We estimate the fair value of these warrants using a binomial options pricing model.

Warrants Related to Debt Issued

We record a warrant discount related to warrants issued with debt at fair value and recognize the cost using the straight-line method over the term of the related debt as interest expense, which we report in the Other Income (Expense) section in our Consolidated Statements of Comprehensive Loss. We report this warrant discount as a reduction of the related debt liability.

Beneficial Conversion Feature on Convertible Debt

We record a beneficial conversion feature related convertible debt at fair value and recognize the cost using the straight-line method over the term of the related debt as interest expense, which we report in the Other Income (Expense) section in our Consolidated Statements of Comprehensive Loss. We report this beneficial conversion feature as a reduction of the related debt liability.

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

Results of Operations for the Years ended December 31, 2017 and 2016

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2017 were $738,527, compared to $1,376,063 for the same period in 2016, a decrease of $637,536, or 46%. Revenue resulted primarily from sales in Europe, Asia, and Asia/Pacific of our orthoPACE devices and related applicators and upfront distribution fee from our Brazilian distribution agreement with MundiMed. The decrease in revenue for 2017 is primarily due to a decrease in sales of orthoPACE devices in Asia/Pacific and the European Community, as compared to the prior year, as well as lower sales of new and refurbished applicators.

Cost of revenues for the year ended December 31, 2017 were $241,970, compared to $565,129 for the same period in 2016. Gross profit as a percentage of revenues was 67% for the year ended December 31, 2017, compared to 59% for the same period in 2016. The increase in gross profit as a percentage of revenues in 2017 was primarily due to higher revenue for refurbishment license and upfront distribution fee which have little or no related cost, as compared to 2016. Gross profit as a percentage of revenues excluding refurbishment license and upfront distribution fee revenue decreased for the year ended December 31, 2017, compared to the same period in 2016 due to reduced pricing to customers for refurbishments and higher shipping costs.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2017 were $1,292,531, compared to $1,128,640 for the same period in 2016, an increase of $163,891, or 15%. Research and development expenses include the costs associated with the dermaPACE submission to the FDA, which incurred costs related to responses to questions from the FDA including the hiring of an independent consultant to perform software updates. In addition, a medical device and separate technical audit was performed related to our ISO certification in 2017.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2017 were $3,004,803, as compared to $2,673,773 for the same period in 2016, an increase of $331,030, or 12%. The increase in general and administrative expenses in 2017, as compared to 2016, was due to an increase in board of director’s fees related to adding a member to the board, costs associated with symposium hosted in December 2017, increased costs associated with investor relations consultants, and increased non-cash stock based compensation related to stock option and stock warrants issued in 2017.

Depreciation and Amortization

Depreciation for the year ended December 31, 2017 was $24,069, compared to $19,858 for the same period in 2016, an increase of $4,211, or 21%. The increase was due to the full year of depreciation related to devices added to fixed assets in the prior year.

Amortization for the years ended December 31, 2017 and 2016 was $0 and $306,756, respectively. The decrease is due to the intangible assets being fully amortized as of December 31, 2016.

Other Income (Expense)

Other income (expense) was a net expense of $1,713,490 for the year ended December 31, 2017 as compared to a net expense of $3,122,541 for the same period in 2016, a decrease of $1,409,051 in the net expense. The net expense in 2017 included a non-cash loss of $568,729 for a valuation adjustment on outstanding warrants, as compared to a net expense in 2016 included a non-cash loss of $2,223,718 for a valuation adjustment on outstanding warrants and conversion of Series A Warrants. The is partially offset by increased interest expense, beneficial conversion discount and debt discount in 2017, as compared to 2016, mainly due to convertible promissory notes issued in the fourth quarter of 2017.

Provision for Income Taxes

At December 31, 2017, we had federal net operating loss carryforwards of $78,455,234 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the year ended December 31, 2017 was $5,537,936, or ($0.04) per basic and diluted share, compared to a net loss of $6,439,040, or ($0.06) per basic and diluted share, for the same period in 2016, a decrease in the net loss of $901,104, or 14%. The decrease in the net loss was primarily a result of decreased loss on warrant valuation that is partially offset by increase in operating expenses.

 We anticipate that our operating losses will continue over the next few years as we prepare for the commercialization of the dermaPACE System for the treatment of diabetic foot ulcers in the United States but if we are able to successfully commercialize, market and distribute the dermaPACE System, then we hope to partially or completely offset these losses within the next few years.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $5,537,936 and $6,439,040 for the years ended December 31, 2017 and 2016, respectively. These operating losses create uncertainty about our ability to continue as a going concern.

At December 31, 2017, the Company's distributor in South Korea accounted for 69% of the total oustanding accounts receivable.  Due to the political climate and uncertainty in South Korea, this distributor has not been able to finalize its expected sales in late 2016 and 2017 and therefore has been unable to pay the Company in a timely manner.  The Company has accounted for 38% of their outstanding balance as bad debt reserve as of December 31, 2017 and continues to work with the distributor on a payment plan to get the distributor's account current by April 30, 2018.

The continuation of our business is dependent upon raising additional capital during or before the second quarter of 2018 to fund operations. Management expects the cash used in operations for the Company will be approximately $225,000 to $300,000 per month for the first quarter of 2018 and $275,000 to $350,000 per month for the second quarter of 2018 as resources are devoted to the expansion of our international business, preparations for commercialization of the dermaPACE product including hiring of new employees and continued research and development of non-medical uses of our technology. Management’s plans are to obtain additional capital in 2018 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

On December 29, 2017, the Company entered into a line of credit agreement with A. Michael Stolarski, a member of the Company's board of directors and an existing shareholder of the Company.  The agreement established a line of credit in the amount of $370,000 with an annualized interest rate of 6%.  The line of credit may be called for payment upon demand.  On January 26, 2018, the Company entered into a Master Equipment Lease with NFS Leasing Inc. to provide financing for equipment purchases to enable the Company to begin placing the dermaPACE System in the marketplace.  This agreement provides for a lease line of up to $1,000,000 with a lease term of 36 months, and grants NFS a security interest in the Company's accounts receivable, personal property and money and deposit accounts of the Company.

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

For the years ended December 31, 2017 and 2016, net cash used by operating activities was $1,528,971 and $3,199,453, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the year ended December 31, 2017, as compared to the same period for 2016, of $1,670,482, or 52%, was primarily due to the increase in accounts receivable of $250,678 and in accounts payable and accrued expenses of $1,082,071. Net cash used by investing activities in 2017 was $0 as compared to net cash provided by investing activities in 2016 of $8,770 from the purchase of property and equipment. Net cash provided by financing activities for the year ended December 31, 2017 was $2,117,298, which primarily consisted of the net proceeds from convertible promissory notes of $1,384,232, proceeds from related party line of credit of $370,000, proceeds from advances from related parties of $310,000 and proceeds from warrant exercises of $93,066. Net cash provided by financing activities for the year ended December 31, 2016 was $3,207,771, which primarily consisted of the net proceeds from 2016 Public Offering of $1,596,855, 2016 Private Placement of $1,528,200, and proceeds from warrant exercises of $67,466. Cash and cash equivalents increased by $596,613 for the year ended December 31, 2017 and cash and cash equivalents decreased by $19,359 for the year ended December 31, 2016.

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

In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, Inc., we issued two notes to HealthTronics, Inc. for $2,000,000 each. The notes bear interest at 6% annually. Quarterly interest through June 30, 2010 was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal was due August 1, 2015. Accrued interest on the notes which matured in August 2015 totaled $1,372,743 at December 31, 2017 and 2016.

On June 15, 2015, we entered into an amendment (the “Note Amendment”) with HealthTronics, Inc. to amend certain provisions of the notes payable, related parties. The Note Amendment provides for the extension of the due date to January 31, 2017. In connection with the Note Amendment, we entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties will bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum.  Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017 (collectively, the "Defaults").  As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue at such rate.  The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

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

On August 3, 2017, the Company and HealthTronics, Inc. entered into a third amendment (the “Third Amendment”) to amend certain provisions of the notes payable, related parties. The Third Amendment provides for the extension of the due date to December 31, 2018, revision of the mandatory prepayment provisions and the future issuance of additional warrants to HealthTronics upon certain conditions.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective method, which requires the standard to be applied to each prior period presented, or (ii) a modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to the opening retained earnings in the period of adoption. In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the current effective date, which was the first quarter of fiscal 2017. This one year deferral was issued by the FASB in ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The Company can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 31, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company will adopt the standard effective January 1, 2018 and currently anticipates using the modified retrospective approach with a cumulative effect adjustment to opening retained earnings. The evaluation of our contracts is substantially complete and, based upon the results of our evaluation, we do not expect the application of the new standard to these contracts to have a material impact to our consolidated statements of comprehensive loss, balance sheets, or cash flows either at initial implementation or on an ongoing basis. We will be finalizing our assessment in advance of the filing of our first quarter 2018 Form 10-Q. The disclosures related to revenue recognition will be significantly expanded under the standard, specifically around the quantitative and qualitative information about performance obligations and disaggregation of revenue. The expanded disclosure requirements will be included in our first quarter 2018 Form 10-Q.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017. This standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The new standard will be adopted during the first quarter of 2018 using a retrospective transition method. The adoption of this guidance will not have significant impact on our financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU requires reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate income tax rate. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws of rates be included in income from continuing operations is not affected. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We have elected early adoption of this ASU.  The impact of the newly enacted 21% corporate income tax rate of teh Tax Cuts and Jobs Act was a $11.1 million adjustment to the gross deferred tax assets which was offset by the same adjustment to the valuation adjustment at December 31, 2017.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2017. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

 Management, with the participation of the Acting Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of its review, management concluded that we had three material weaknesses in our internal control over financial reporting process. The first material weakness is due to the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements. The second material weakness is due to the lack of internal resources to analyze and properly apply generally accepted accounting principle to accounting for equity components of service agreements with select vendors. The third material weakness is due to the lack of internal expertise and resources to ensure that generally accepted accounting principle disclosures are complete and accurate. As a result, management concluded that our internal control over reporting was not effective as of December 31, 2017.

Management believes the material weaknesses identified above were due to the complex and non-routine nature of the Company’s complex financial instruments and derivatives and complexity of new sales distribution agreements, as well as lack of internal resources and expertise.

Management’s Plan to Remediate Material Weaknesses

Management will develop an updated remediation plan to address the material weaknesses related to its processes and procedures surrounding the accounting for complex financial instruments and derivatives, accounting for complex sales distribution agreements, accounting for equity component of service agreements and ensuring that generally accepted accounting principle disclosures are complete and accurate. The updated remediation plan could consist of, among other things, redesigning the procedures to enhance their identification, capture, review, approval and recording of terms and components of complex financial instruments and derivatives, complex sales distribution agreements, and any equity components of service agreements as well as identify necessary disclosures.  Management will research where to obtain additional interpretive guidance on identifying and accounting for these identified areas of material weakness as well as engage, as necessary, an outside consultant to assist in the application of United States GAAP to these areas. The updated remediation plan will be reviewed by the Board of Director’s and be implemented upon the board’s approval. These measures are intended both to address the identified material weaknesses and to enhance our overall internal control environment.

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting that occurred during the period covered by this report that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of designing updated changes to its controls as discussed above in “Management’s Plan to Remediate Material Weaknesses.”

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position Held
Kevin A. Richardson, II	49	Director, Chairman and Acting Chief Executive Officer
Lisa E. Sundstrom	48	Chief Financial Officer
Peter Stegagno	58	Vice President, Operations
Iulian Cioanta, PhD	55	Vice President, Research and Development
John F. Nemelka	52	Director
Alan L. Rubino	63	Director
A. Michael Stolarski	47	Director
Maj-Britt Kaltoft	54	Director

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

Peter Stegagno joined the Company as Vice President, Operations in March 2006. Mr. Stegagno brings to the Company sixteen years of experience in the medical device market encompassing manufacturing, design and development, quality assurance and international and domestic regulatory affairs. He most recently served as Vice President of Quality and Regulatory Affairs for Elekta, and other medical device companies including Genzyme Biosurgery. Before focusing on the medical field, Mr. Stegagno enjoyed a successful career encompassing production roles in the space industry, including avionics guidance systems for military applications and control computers for the space shuttle. Mr. Stegagno graduated from Tufts University with a Bachelor of Science degree in Chemical Engineering.

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

A. Michael Stolarski joined the Company as a member of the board of directors in April 2016. Mr. Stolarski founded Premier Shockwave, Inc. in October 2008 and has since served as its President & CEO. From 2005 to 2008, Mr. Stolarski was the Vice President of Business Development and, previously, Acting CFO of SANUWAVE, Inc. From 2001 to 2005, he was the President – Orthopedic Division and Vice President of Finance for HealthTronics Surgical Services, Inc. From 1994 to 2001, he was the CFO and Controller of the Lithotripsy Division, Internal Auditor, and Paralegal of Integrated Health Services, Inc. Mr. Stolarski brings to our board an in-depth understanding of the orthopedic and podiatric shock wave market. In addition to being a Certified Public Accountant in the state of Maryland (inactive), he holds a M.S. in Finance from Loyola College, Baltimore a B.S. in Accounting and a B.S. in Finance from the University of Maryland, College Park.

Dr. Maj-Britt Kaltoft joined the Company as a member of the board of directors in June 2017.  Since January 2017,  Dr. Kaltoft heads the business development and patent functions at the Danish State Serum Institute, an institution under the Danish Ministry of Health. From 2011 to 2016, she was the Vice President - Corporate Alliance Management, Licensing Director and Business Development with Nov Nordisk headquartered in Bagsvaerd, Denmark.  She has obtained outstanding results in the areas of business development, licensing and alliance management in the pharmaceutical and biotech industry at Lundbeck, Nycomed, and EffRx.  Dr. Kaltoft brings 20 years of international specialization in development and successful execution of business development strategies, contractual structures and alliance management within all sectors of the life science industry.

CORPORATE GOVERNANCE AND BOARD MATTERS

The Company adopted a formal Corporate Governance policy in January 2012 which included establishing formal board committees and a code of conduct for the board of directors and the Company.

The Board of Directors

Recent Developments

The Company’s current board of directors consists of five members, two of whom have been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The Company expects to add additional independent directors in 2018.

Board’s Leadership Structure

The Company’s board of directors elects the Company’s chief executive officer and its chairman, and each of these positions may be held by the same person or may be held by two persons. The chairman’s primary responsibilities are to manage the board and serve as the primary liaison between the board of directors and the chief executive officer, while the primary responsibility of the chief executive officer is to manage the day-to-day affairs of the Company, taking into account the policies and directions of the board of directors. Such an arrangement promotes more open and robust communication among the board, and provides an efficient decision making process with proper independent oversight. The Company’s board of directors has determined that it is currently in the best interest of the Company and its shareholders to combine the roles of chairman of the board and chief executive officer.

The Company believes, however, that there is no single leadership structure that is the best and most effective in all circumstances and at all times. Accordingly, the board of directors retains the authority to later combine these roles if doing so would be in the best interests of the Company and its shareholders.

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. The Company’s current board of directors consists of five members, two of whom has been determined by the board to be “independent” as defined under the rules of the NASDAQ stock market. The board of directors has determined that Mr. Richardson, Mr. Nemelka and Mr. Stolarski are not independent under the applicable marketplace rules of the NASDAQ stock market and Rule 10A-3 under the Exchange Act. The Company expects to add additional independent directors in 2018.

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

Audit Committee

The current members of the Company’s audit committee are John F. Nemelka (Chairperson), Kevin A. Richardson, II, and A. Michael Stolarski. Mr. Nemelka, who chairs the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC. Pursuant to the Company’s Audit Committee Charter, the audit committee is required to consist of at least two independent directors. The Company expects to add additional independent directors to the board of directors in 2018.

The audit committee operates under a written charter adopted by the board of directors which is available on the Company’s website at www.sanuwave.com. The primary responsibility of the audit committee is to oversee the Company’s financial reporting process on behalf of the board of directors. Among other things, the audit committee is responsible for overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements, reviewing and discussing with the independent auditors the critical accounting policies and practices for the Company, engaging in discussions with management and the independent auditors to assess risk for the Company and management thereof, and reviewing with management the effectiveness of the Company’s internal controls and disclosure controls and procedures. The audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditors, currently Cherry Bekaert, LLP, including the resolution of disagreements, if any, between management and the auditors regarding financial reporting. In addition, the audit committee is responsible for reviewing and approving any related party transaction that is required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act.

Compensation Committee

The current members of the Company’s compensation committee are Alan L. Rubino (Chairperson), Kevin A. Richardson II, A. Michael Stolarski and Maj-Britt Kaltoft. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers. Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors. The Company expects to add additional independent directors to the board of directors in 2018.

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

Nominating and Corporate Governance Committee

The current members of the Company’s nominating and corporate governance committee are Maj-Britt Kaltoft (Chairperson), Kevin A. Richardson, II, John F. Nemelka, and Alan L. Rubino. Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors.  The Company expects to add additional independent directors to the board of directors in 2018.

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

Director Independence

Our board of directors has determined that Alan L. Rubino and Dr. Maj-Britt Kaltoft qualify as independent directors based on the NASDAQ Stock Market definition of “independent director.”

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2017, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2017 and 2016

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kevin A. Richardson, II	2017	$120,000(1)	-	$130882(2)	-	-	-	-	$250,882
Chairman of the Board and Acting Chief Executive Officer (principal executive officer)	2016	$120,000(1)	-	$114,021(2)	-	-	-	-	$234,021

Lisa E. Sundstrom	2017	$115,000	-	$88,352(2)	-	-	-	$12,652	$216,004
Chief Financial Officer (principal financial officer)	2016	$115,000	-	$81,444(2)	-	-	-	$13,284	$209,728

Peter Stegano	2017	$200,000	-	$88,352(2)	-	-	-	$13,498	$301,850
Vice President, Operations	2016	$200,000	-	$81,444(2)	-	-	-	$13,339	$294,783

Iulian Cioanta	2017	$200,000	-	$88,352(2)	-	-	-	$19,583	$307,935
Vice President, Research and Development	2016	$200,000	-	$81,444(2)	-	-	-	$19,892	$301,336

(1) Mr. Richardson has been the Company's Chairman of the Board since the Company's inception.  Since 2014, Mr. Richardson has also been our Acting Chief Executive Officer.  We continue to compensate Mr. Richardson as a director as described in "Discussion of Director Compensation" below, however we pay him an additional $10,000 per month in recognition of his additional role as Acting Chief Executive Officer.

(2) This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.

(3) Includes health, dental, life and disability insurance premiums and 401(k) matching contributions.

Stock Incentive Plan

On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”). On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to three years, and have a maximum ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company. The Stock Incentive Plan had 22,500,000 shares of common stock reserved for grant at December 31, 2017 and 2016.

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

On December 31, 2017, there were 2,238,281 shares of common stock available for grant under the Stock Incentive Plan. For the years ended December 31, 2017 and 2016, there were 2,700,000 and 4,067,800 options, respectively, granted to the Company’s executive officers under the Stock Incentive Plan.

Outstanding Equity Awards at 2017 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin A. Richardson, II	115,000(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chairman of the Board and Co-Chief Executive Officer (principal executive officer)	452,381(3)	-	-	$0.11	10/1/25	-	-	-	-
	297,619(3)	-	-	$0.06	10/1/25	-	-	-	-
	700,000(4)	-	-	$0.04	6/16/26	-	-	-	-
	594,300(5)	-	-	$0.18	11/9/26	-	-	-	-
	900,000(6)	-	-	$0.11	6/14/27	-	-	-	-
	640,000(7)	-	-	$0.11	3/17/19	-	-	-	-
Lisa Sundstrom	65,000(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Finanical Officer (principal financial officer)	25,000(2)	-	-	$0.55	5/7/24	-	-	-	-
	301,587(3)	-	-	$0.11	10/1/25	-	-	-	-
	198,413(3)	-	-	$0.06	10/1/25	-	-	-	-
	500,000(4)	-	-	$0.04	6/16/26	-	-	-	-
	424,500(5)	-	-	$0.18	11/9/26	-	-	-	-
	600,000(6)	-	-	$0.11	6/14/27	-	-	-	-
	440,000(7)	-	-	$0.11	3/17/19	-	-	-	-
Peter Stegano	333,644(1)	-	-	$0.35	02/21/2023	-	-	-	-
Vice President, Operations	50,000(2)	-	-	$0.55	5/7/24	-	-	-	-
	301,587(3)	-	-	$0.11	10/1/25	-	-	-	-
	198,413(3)	-	-	$0.06	10/1/25	-	-	-	-
	500,000(4)	-	-	$0.04	6/16/26	-	-	-	-
	424,500(5)	-	-	$0.18	11/9/26	-	-	-	-
	600,000(6)	-	-	$0.11	6/14/27	-	-	-	-
	440,000(7)	-	-	$0.11	3/17/19	-	-	-	-
Iulian Cioanta	296,241(1)	-	-	$0.35	02/21/2023	-	-	-	-
Vice President, Research and Development	50,000(2)	-	-	$0.55	5/7/24	-	-	-	-
	301,587(3)	-	-	$0.11	10/1/25	-	-	-	-
	198,413(3)	-	-	$0.06	10/1/25	-	-	-	-
	500,000(4)	-	-	$0.04	6/16/26	-	-	-	-
	424,500(5)	-	-	$0.18	11/9/26	-	-	-	-
	600,000(6)	-	-	$0.11	6/14/27	-	-	-	-
	440,000(7)	-	-	$0.11	3/17/19	-	-	-	-

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
(6) The Company granted Mr. Richardson 900,000 options, Ms. Sundstrom 600,000 options, Mr. Stegagno 600,000 options and Mr. Cioanta 600,000 options on June 15, 2017 which vests at grant date.
(7) The Company granted Mr. Richardson 640,000 warrants, Ms. Sundstrom 440,000 warrants, Mr. Stegagno 440,000 warrants and Mr. Cioanta 440,000 warrants on Deccember 11, 2017 which vests at grant date.

Director Compensation Table for Fiscal 2017

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Kevin A. Richardson, II (1)	$24,000	-	$130,882	-	-	-	$154,882

John F. Nemelka	$24,000	-	$42,530	-	-	-	$66,530

Alan L. Rubino	$24,000	-	$42,530	-	-	-	$66,530

A. Michael Stolarski	$24,000	-	$42,530	-	-	-	$66,530

Maj-Britt Kaltoft	$13,000	-	$42,530	-	-	-	$55,530

(1) Mr. Richardson has been the Company's Chairman of the Board since the Company's inception.  Since 2014, Mr. Richardson has also been our Acting Chief Executive Officer.  We continue to compensate Mr. Richardson as a director as described in "Discussion of Director Compensation" below, however we pay him an additional $10,000 per month in recognition of his additional role as Acting Chief Executive Officer.

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2017: Kevin A. Richardson, II – 3,059,300, John F. Nemelka – 1,034,800, Alan L. Rubino – 1,019,800, A. Michael Stolarski – 669,800 and Maj-Britt Kaltoft – 300,000.

Discussion of Director Compensation

 Effective January 1, 2017, the Company began to compensate its directors at an annual rate of $24,000 each. On June 15, 2017, the Company issued 900,000 options to purchase the Company’s common stock at $0.11 per share to non-employee director Kevin A. Richardson II and the Company issued 300,000 to purchase the Company’s common stock at $0.11 per share to non-employee directors John F. Nemelka, Alan L. Rubino, A. Michael Stolarski and Maj-Britt Kaltoft. On November 9, 2016, the Company issued 594,300 options to purchase the Company’s common stock at $0.18 per share to director Kevin A. Richardson, II and the Company issued 169,800 options to purchase the Company’s common stock at $0.18 per share to directors John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. On June 16, 2016, the Company issued 700,000 options to purchase the Company’s common stock at $0.04 per share to director Kevin A. Richardson, II and the Company issued 200,000 options to purchase the Company’s common stock at $0.04 per share to directors John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. On October 1, 2015, the Company issued 452,381 options to purchase the Company’s common stock at $0.11 per share and 297,619 options to purchase the Company’s common stock at $0.50 per share to director Kevin A. Richardson, II and the Company issued 150,795 options to purchase the Company’s common stock at $0.11 per share and 99,205 options to purchase the Company’s common stock at $0.50 per share to directors John F. Nemelka and Alan L. Rubino. The options above issued at $0.50 per share were re-priced to $0.06 per share in March 2016 as the result of the public offering. On September 3, 2013, the Company issued 100,000 options to purchase the Company’s common stock at $0.65 per share to director Alan L. Rubino. On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. Kevin A. Richardson, II, and John F. Nemelka, each cancelled 15,000 options and were each issued 115,000 options at an exercise price of $0.35 per share.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 2, 2018, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s named executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

	Number of Shares	Percent of
	Beneficially	Shares
Name of Beneficial Owner (1)	Owned	Outstanding (2)
A. Michael Stolarski (3)	16,439,333	10.7%
Kevin A. Richardson, II (4)	12,549,870	8.4%
Peter Stegano (5)	3,511,780	2.4%
Iulian Cioanta (6)	2,826,146	2.0%
Lisa E. Sundstrom (7)	2,554,500	1.8%
John F. Nemelka (8)	1,246,055	0.9%
Alan Rubino (9)	1,219,800	0.9%
Maj-Britt Kaltoft (10)	500,000	0.4%
All directors and executive officers as a group (8 persons)	40,847,484	27.5%
5% Beneficial Owner:
Jerome Gildner (11)	13,333,334	9.1%
John McDermott (11)	12,575,756	8.6%
James McGraw (11)	11,610,694	7.9%

(1) Unless otherwise noted, each beneficial owner has the same address as us.
(2) Applicable percentage ownership is based on 140,357,120 shares of common stock outstanding as of March 15, 2018, “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of March 15, 2018. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(3) Includes options to purchase up to 669,800 shares of common stock, warrants to purchase up to 7,499,452 shares of common stock and 4,545,455 common shares available upon conversion of convertible promissory note.

(4) Includes options to purchase up to 3,059,300 shares of common stock, warrants to purchase up to 3,222,583 shares of common stock and 2,363,636 common shares available upon conversion of convertible promissory note. In addition, this amount includes 1,599,791 shares of common stock owned directly by Prides Capital Fund I, L.P. Prides Capital Partners LLC is the general partner of Prides Capital Fund I, L.P. and Mr. Richardson is the controlling shareholder of Prides Capital Partners LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. Richardson has also been deputized by Prides Capital Partners LLC to serve on the board of directors of the Company. Mr. Richardson disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(5) Consists of options to purchase up to 2,408,144 shares of common stock, warrants to purchase up to 771,818 shares of common stock and 331,818 common shares available upon conversion of convertible promissory note.

(6) Consists of options to purchase up to 2,370,741 shares of common stock and warrants to purchase up to 440,000 shares of common stock.
(7) Consists of options to purchase up to 2,114,500 shares of common stock and warrants to purchase up to 440,000 shares of common stock.
(8) Includes options to purchase up to 1,034,800 shares of common stock and warrants to purchase up to 200,000 shares of common stock.
(9) Includes options to purchase up to 1,019,800 shares of common stock and warrants to purchase up to 200,000 shares of common stock.
(10) Includes options to purchase up to 300,000 shares of common stock and warrants to purchase up to 200,000 shares of common stock.
(11) Based on records of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

Information on securities authorized for issuance under the Company's equity compensation plans can be found in Item 5 under the same caption in this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, since January 1, 2017, there have been no transactions with related persons required to be disclosed in this report.

On February 13, 2018, the Company entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc., a Georgia Corporation (“PSWC”), and Premier Shockwave, Inc., a Georgia Corporation (“PS”). Each of PS and PSWC is owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. The agreement provides for the purchase by PSWC and PS of dermaPACE System and related equipment sold by the Company and includes a minimum purchase of 100 units over 3 years. The agreement grants PSWC and PS limited but exclusive distribution rights to provide dermaPACE Systems to certain governmental healthcare facilities in exchange for the payment of certain royalties to the Company. Under the agreement, the Company is responsible for the servicing and repairs of such dermaPACE Systems and equipment. The agreement also contains provisions whereby in the event of a change of control of the Company(as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions and other terms. The agreement also contains certain transfer restrictions on the stock of PSWC.

On December 29, 2017, the Company entered into a line of credit agreement with A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. The agreement established a line of credit in the amount of $370,000 with an annualized interest rate of 6%. The line of credit may be called for payment upon demand. The outstanding balance as of December 31, 2017 with accrued interest was $370,179 and $0 interest was paid for the period ending December 31, 2017.

On December 11, 2017, the Company issued Class O Warrant Agreements to active employees, independent contractors, members of the board of directors and members of the medical advisory boards to purchase 3,940,000 shares of common stock at an exercise price of $0.11 per share. Kevin A. Richardson II and A. Michael Stolarski, both members of the Company’s board of directors and existing shareholders of the Company, were issued 640,000 and 200,000 warrants, respectively. John Nemelka, Alan Rubino and Maj-Britt Kaltoft, members of the Company’s board of directors, were each issued 200,000 warrants. Lisa E. Sundstrom, an officer of the Company was issued 440,000 warrants.

On March 27, 2017, the Company began offering subscriptions for 10% convertible promissory notes (the “10% Convertible Promissory Notes”) to selected accredited investors. The Company intends to use the proceeds from the 10% Convertible Promissory Notes for working capital and general corporate purposes. The initial offering closed on August 15, 2017, at which time $55,000 aggregate principal amount of 10% Convertible Promissory Notes were issued and the funds paid to the Company. Subsequent offerings were closed on November 3, 2017, November 30, 2017, and December 21, 2017, at which times $1,069,440, $259,310 and $150,000, respectively, aggregate principal amounts of 10% Convertible Promissory Notes were issued and the funds paid to the Company. The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant Agreement”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount, by (ii) $0.11. The Class N Warrant Agreement expires March 17, 2019. On November 3, 2017, the Company issued 10,222,180 Class N Warrants in connection with the initial and second closings of 10% Convertible Promissory Notes. On November 30, 2017, and December 21, 2017, the Company issued 2,357,364 and 1,363,636, respectively, Class N Warrants in connection with the closings of 10% Convertible Promissory Notes. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 10% Convertible Promissory Notes in the amount of $330,000. A. Michael Stolarski and Kevin A. Richardson II, both members of the Company’s board of directors and existing shareholders of the Company, had subscribed $130,000 and $140,000, respectively, to the Company as advances from related parties to be used to purchase 10% Convertible Promissory Notes. The 10% Convertible Promissory Notes associated with these subscriptions were issued in January 2018.

Director Independence

Our board of directors has determined that Alan L. Rubino and Maj-Britt Kaltoft qualify as independent directors based on the NASDAQ stock market definition of “independent director.” Our board of directors has determined that our other three directors, Kevin A. Richardson, II, John F. Nemelka and A. Michael Stolarski, do not qualify as independent directors based on the NASDAQ stock market definition of “independent director.” There are no family relationships among any of the directors or executive officers of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our principal independent registered public accounting firm, Cherry Bekaert LLP, for the years ended December 31, 2017 and 2016:

Fee Category	2017	2016
Audit fees	$199,620	$80,000
Tax fees	21,600	20,000
Audit related fees	-	-
All other fees	-	-
Total fees	$221,220	$100,000

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

During the course of 2017 and the first quarter of 2018, the audit committee met and held discussions with management and the independent auditors. In the discussions related to the Company’s consolidated financial statements for fiscal year 2017, management represented to the audit committee that such consolidated financial statements were prepared in accordance with United States generally accepted accounting principles. The audit committee reviewed and discussed with management and the independent auditors the audited consolidated financial statements for fiscal year 2017.

In fulfilling its responsibilities, the audit committee discussed with the independent auditors the matters that are required to be discussed by PCAOB Auditing Standards No. 1301, Communication with Audit Committees. In addition, the audit committee received from the independent auditors the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the audit committee concerning independence, and the audit committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the audit committee also considered whether the provision of services by the independent auditors not related to the audit of the Company’s financial statements for fiscal year 2017 were compatible with maintaining the independent auditors’ independence. The audit committee’s policy requires that the audit committee approve any audit or permitted non-audit service proposed to be performed by its independent auditors in advance of the performance of such service.

Based upon the audit committee’s discussions with management and the independent auditors and the audit committee's review of the representations of management and the written disclosures and letter of the independent auditors provided to the audit committee, the audit committee recommended to the board of directors that the audited consolidated financial statements for the year ended December 31, 2017 be included in the Company’s Annual Report on Form 10-K, for filing with the SEC.

The Audit Committee

John F. Nemelka (Chair)
Kevin A. Richardson II
A. Michael Stolarski

March 29, 2018

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

3. Exhibits

The exhibits below are furnished or filed and, as applicable, are incorporated by reference herein as part of this Annual Report on Form 10-K.

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

3.7
Certificate of Designation of Preferences, Rights and Limitations of Series B ConvertiblePreferred Stock of the Company dated January 12, 2016 (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

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

4.5
Form of Series A Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.6
Form of Series B Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.7
Form of 18% Senior Secured Convertible Promissory Note issued by the Company to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

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

4.15
Class K Warrant Agreement dated as of August 3, 2017, between the Company and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).

4.16
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

10.4
Form of Subscription Agreement for the 18% Convertible Promissory Notes between theCompany and the accredited investors a party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

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

10.13
Third Amendment to promissory notes entered into as of August 3, 2017 by and among the Company, SANUWAVE, Inc. and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).

10.14#
Binding Term Sheet for Joint Venture Agreement between the Company and MundiMed Distribuidora Hospitalar LTDA effective as of September 25, 2017 (Incorporated by reference to Form 10-Q filed with the SEC on November 15, 2017).

10.15
Form of 10% Convertible Promissory Note, by and among the Company and the accredited investors a party thereto. (Incorporated by reference to Form 8-K filed with the SEC on November 9, 2017).

10.16
Form of Registration Rights Agreement, by and among the Company and the accredited investors a party thereto (Incorporated by reference to Form 8-K filed with the SEC on November 9, 2017).

10.17*#
Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs of dermaPACE Systems and Equipment among the Company, and Premier Shockwave Wound Care, Inc. and Premier Shockwave, Inc. dated as of February 13, 2018.

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

SANUWAVE HEALTH, INC.

Dated: March 29, 2018	By:	/s/ Kevin A. Richardson, II
	Name:	Kevin A. Richardson, II
	Title:	Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors	March 29, 2018
Name: Kevin A. Richardson, II	(principal executive officer)

By: /s/ Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	March 29, 2018
Name: Lisa E. Sundstrom

By: /s/ John F. Nemelka	Director	March 29, 2018
Name: John F. Nemelka

By: /s/ Alan L. Rubino	Director	March 29, 2018
Name: Alan L. Rubino

By: /s/ A. Michael Stolarski	Director	March 2, 2018
Name: A. Michael Stolarski

By: /s/ Maj-Britt Kaltoft	Director	March 29, 2018
Name: Maj-Britt Kaltoft

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SANUWAVE Health, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SANUWAVE Health, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note (1) to the consolidated finacial statements, the Company has suffered recurring losses from operations and is dependent upon future issuances of equity or other financing to fund ongoing operations, both of which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are described in Note (1).  The conolidated financial statements do not include any adjustments that might result for the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

CHERRY BEKAERT LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia
March 29, 2018

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$730,184	$133,571
Accounts receivable, net of allowance for doubtful accounts
of $92,797 in 2017 and $35,196 in 2016	152,520	460,799
Inventory, net (Note 3)	231,532	231,953
Prepaid expenses	90,288	87,823
TOTAL CURRENT ASSETS	1,204,524	914,146

PROPERTY AND EQUIPMENT, net (Note 4)	60,369	76,938

OTHER ASSETS	13,917	13,786
TOTAL ASSETS	$1,278,810	$1,004,870

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,496,523	$712,964
Accrued expenses (Note 6)	673,600	375,088
Accrued employee compensation	1,680	64,860
Advances from related and unrelated parties (Note 7)	310,000	-
Line of credit, related parties (Note 8)	370,179	-
Convertible promissory notes, net (Note 9)	455,606	-
Interest payable, related parties (Note 10)	685,907	109,426
Short term loan, net (Note 11)	-	47,440
Warrant liability (Note 15)	1,943,883	1,242,120
Notes payable, related parties, net (Note 10)	5,222,259	5,364,572
TOTAL CURRENT LIABILITIES	11,159,637	7,916,470

TOTAL LIABILITIES	11,159,637	7,916,470

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001,
6,175 authorized; 6,175 shares issued and 0 shares outstanding
in 2017 and 2016 (Note 14)	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001,
293 authorized; 293 shares issued and 0 shares outstanding
in 2017 and 2016, respectively (Note 14)	-	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,532
shares authorized; no shares issued and outstanding (Note 14)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized;
139,300,122 and 137,219,968 issued and outstanding in 2017 and
2016, respectively (Note 13)	139,300	137,220

ADDITIONAL PAID-IN CAPITAL	94,995,040	92,436,697

ACCUMULATED DEFICIT	(104,971,384)	(99,433,448)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(43,783)	(52,069)
TOTAL STOCKHOLDERS' DEFICIT	(9,880,827)	(6,911,600)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,278,810	$1,004,870

The accompanying notes to consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2017 and 2016

	2017	2016

REVENUES	$738,527	$1,376,063

COST OF REVENUES (exclusive of depreciation and amortization shown below)	241,970	565,129

OPERATING EXPENSES
Research and development	1,292,531	1,128,640
General and administrative	3,004,403	2,673,773
Depreciation	24,069	19,858
Amortization	-	306,756
Gain of sale of assets, property and equipment	-	(1,594)
TOTAL OPERATING EXPENSES	4,321,003	4,127,433

OPERATING LOSS	(3,824,446)	(3,316,499)

OTHER INCOME (EXPENSE)
Loss on warrant valuation adjustment and conversion	(568,729)	(2,223,718)
Interest expense, net	(1,139,711)	(854,980)
Loss on foreign currency exchange	(5,050)	(12,329)
TOTAL OTHER INCOME (EXPENSE), NET	(1,713,490)	(3,122,541)

NET LOSS	(5,537,936)	(6,439,040)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	8,286	(18,907)
TOTAL COMPREHENSIVE LOSS	$(5,529,650)	$(6,457,947)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.04)	$(0.06)

Weighted average shares outstanding - basic and diluted	138,838,602	107,619,869

The accompanying notes to consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Income (Loss)	Total

Balances as of December 31, 2015	-	$-	63,056,519	$63,057	$87,086,677	$(92,994,408)	$(33,162)	$(5,877,836)
Net loss	-	-	-	-	-	(6,439,040)	-	(6,439,040)
Series A Warrant conversion to stock	293	-	7,447,954	7,447	880,971	-	-	888,418
Equity Offering	-	-	30,016,670	30,017	1,566,838	-	-	1,596,855
Preferred stock conversion	(293)	-	3,657,278	3,657	(3,657)	-	-	-
Peak One - Convertible Debenture	-	-	835,000	835	49,265	-	-	50,100
PIPE Offering	-	-	28,300,001	28,300	1,499,900	-	-	1,528,200
Warrant exercise	-	-	843,333	843	66,623	-	-	67,466
Cashless warrant conversion	-	-	2,627,821	2,628	263,093	-	-	265,721
Shares issued for services	-	-	435,392	436	43,104	-	-	43,540
Stock-based compensation - options	-	-	-	-	547,842	-	-	547,842
Beneficial conversion feature on debt	-	-	-	-	191,231	-	-	191,231
Warrants issued for services	-	-	-	-	186,410	-	-	186,410
Warrants issued with short term loan	-	-	-	-	58,400	-	-	58,400
Foreign currency translation adjustment	-	-	-	-	-	-	(18,907)	(18,907)

Balances as of December 31, 2016	-	-	137,219,968	137,220	92,436,697	(99,433,448)	(52,069)	(6,911,600)
Net loss	-	-	-	-	-	(5,537,936)	-	(5,537,936)
Warrant exercise	-	-	1,163,333	1,163	91,903	-	-	93,066
Cashless warrant exercise	-	-	866,625	867	66,100	-	-	66,967
Shares issued for services	-	-	50,196	50	7,950	-	-	8,000
Warrants issued for services	-	-	-	-	182,856	-	-	182,856
Stock-based compensation - options and warrants	-	-	-	-	768,105	-	-	768,105
Warrants issued with convertible promissory note	-	-	-	-	620,748	-	-	620,748
Beneficial conversion feature on debt	-	-	-	-	820,681	-	-	820,681
Foreign currency translation adjustment	-	-	-	-	-	-	8,286	8,286

Balances as of December 31, 2017	-	$-	139,300,122	$139,300	$94,995,040	$(104,971,384)	$(43,783)	$(9,880,827)
The accompanying notes to consolidated financialstatements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017 and 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,537,936)	$(6,439,040)
Adjustments to reconcile loss from continuing operations
to net cash used by operating activities
Amortization	-	306,756
Depreciation	24,069	19,858
Change in allowance for doubtful accounts	57,601	26,233
Stock-based compensation - employees, directors and advisors	768,105	547,842
Loss on warrant valuation adjustment	568,729	2,223,718
Amortization of debt issuance costs	431,087	225,786
Warrants issued for services	182,856	186,410
Amortization of debt discount	110,247	31,514
Stock issued for consulting services	8,000	43,540
Loss on conversion option of promissory notes payable	-	75,422
Stock issued with convertible debenture	-	50,100
Gain on sale of asset, property and equipment	-	(1,594)
Changes in assets - (increase)/decrease
Accounts receivable - trade	250,678	(412,578)
Inventory	(7,079)	(29,249)
Prepaid expenses	(2,465)	36,165
Other	(131)	(2,689)
Changes in liabilities - increase/(decrease)
Accounts payable	783,559	203,698
Accrued expenses	298,512	15,714
Accrued employee compensation	(63,180)	(176,682)
Accrued interest	21,896	-
Interest payable, related parties	576,481	(130,377)
NET CASH USED BY OPERATING ACTIVITIES	(1,528,971)	(3,199,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	1,594
Purchases of property and equipment	-	(10,364)
NET CASH USED BY INVESTING ACTIVITIES	-	(8,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes, net	1,384,232	106,000
Proceeds from line of credit, related party	370,000	-
Advances from related parties	310,000	-
Proceeds from warrant exercise	93,066	67,466
Proceeds from 2016 Public Offering, net	-	1,596,855
Proceeds from 2016 Private Offering, net	-	1,528,200
Proceeds from convertible debenture, net	-	175,000
Proceeds from short term loan	-	100,000
Payment of short term loan	(40,000)	-
Payment of convertible promissory notes	-	(155,750)
Payment of convertible debenture	-	(210,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,117,298	3,207,771

EFFECT OF EXCHANGE RATES ON CASH	8,286	(18,907)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	596,613	(19,359)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	133,571	152,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$730,184	$133,571

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$-	$630,549

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued with convertible debenture	$-	$50,100

Stock issued for services	$8,000	$43,540

Loss on warrant conversion to stock	$-	$888,418

Beneficial conversion feature on convertible promissory notes	820,681	66,331
Beneficial conversion feature on convertible debenture	-	124,900
Beneficial conversion feature on convertible debt	$820,681	$191,231

Warrants issued for services	$182,856	$186,410

Warrants issued with convertible promissory note	$620,748	$-
Warrants issued for short tem loan	-	58,400
Warrants issued for debt	$620,748	$58,400

The accompanying notes to consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

1.
Going Concern

As shown in the accompanying consolidated financial statements, SANUWAVE Health, Inc. and Subsidiaries (the “Company”) incurred a net loss of $5,537,936 and $6,439,040 during the years ended December 31, 2017 and 2016, respectively, and the net cash used by operating activities was $1,528,971 and $3,199,453, respectively. As of December 31, 2017, the Company had a net working capital deficit of $9,955,113, total stockholders’ deficit of $9,880,827 and cash and cash equivalents of $730,184. These factors create an uncertainty about the Company’s ability to continue as a going concern.

The Company does not currently generate significant recurring revenue and will require additional capital during the second quarter of 2018. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the second quarter of 2018.

The continuation of the Company’s business is dependent upon raising additional capital during the second quarter of 2018 and potentially into 2019 to fund operations. Management’s plans are to obtain additional capital in 2018 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.
Summary of significant accounting policies

Description of the business – The Company is a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2018, the U.S. Food and Drug Administration (the "FDA") notified the Companyto permit the marketing of the dermaPACE System for the treatment of diabetic foot ulcers in the United States.  In 2018, the Company plans to begin marketing its dermaPACE System for sale in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia, and Asia/Pacific.

The significant accounting policies followed by the Company are summarized below:

Foreign currency translation - The functional currencies of the Company’s foreign operations are the local currencies. The financial statements of the Company’s foreign subsidiary have been translated into United States dollars in accordance with ASC 830, Foreign Currency Matters, Foreign Currency Translation. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments are reported in other comprehensive loss in the consolidated statements of comprehensive loss and as cumulative translation adjustments in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ deficit.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

2.
Summary of significant accounting policies (continued)

Estimates – These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimated reserves for inventory, valuation of derivatives, accrued expenses, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, and estimated fair value of warrants and warrant liabilities.

Cash and cash equivalents - For purposes of the consolidated financial statements, liquid instruments with an original maturity of 90 days or less when purchased are considered cash and cash equivalents. The Company maintains its cash in bank accounts which may exceed federally insured limits.

Concentration of credit risk and limited suppliers - Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Three distributors accounted for 8%, 38% and 24% of revenues for the year ended December 31, 2017, and 69%, 17% and 0% of accounts receivable at December 31, 2017. Two distributors accounted for 50% and 32% of revenues for the year ended December 31, 2016, and 87% and 10% of accounts receivable at December 31, 2016.

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
Years Ended December 31, 2017 and 2016

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

The following table sets forth a summary of changes in the fair value of the derivative liability for the year ended December 31, 2017:

Warrant
Liability
Balance at December 31, 2016	$1,242,120
New issuances	200,000
Redemptions	(66,966)
Change in fair value	568,729
Balance at December 31, 2017	$1,943,883

The Company’s notes payable, related parties had an aggregate outstanding principal balance of $5,222,259, net of $150,484 debt discount at December 31, 2017 and $5,364,572, net of $8,171 debt discount at December 31, 2016, respectively. Interest accrues on the notes at a rate of ten percent per annum, effective January 2, 2017 due to interest payments being in default. The fair value was determined using estimated future cash flows discounted at current rates, which is a Level 3 measurement. The estimated fair value of the Company’s notes payable, related parties was $5,488,720 and $4,923,723 at December 31, 2017 and 2016, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

2.
Summary of significant accounting policies (continued)

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

Revenue recognition - Sales of medical devices, including related applicators, are recognized when shipped to the customer. Shipments under agreements with distributors are invoiced at a fixed price, are not subject to return, and payment for these shipments is not contingent on sales by the distributor. The Company recognizes revenues on shipments to distributors in the same manner as with other customers. Fees from services performed are recognized when the service is performed. Fees for upfront distribution license agreements will be recognized as identified performance obligations are satisfied.

Shipping and handling costs - Shipping charges billed to customers are included in revenues. Shipping and handling costs incurred have been recorded in cost of revenues.

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

The Company will recognize in income tax expense interest and penalties related to income tax matters. For the years ended December 31, 2017 and 2016, the Company did not have any amounts recorded for interest and penalties.

Loss per share - The Company calculates net income (loss) per share in accordance with ASC 260, Earnings Per Share.  Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share. As a result of the net loss for the years ended December 31, 2017 and 2016, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consists of the following at December 31, 2017 and 2016, respectively:

	2017	2016
Stock Options	21,593,385	16,203,385
Warrants	97,977,851	78,086,749
Warrants	14,641,190	-
Anti-dilutive equity securities	134,212,426	94,290,134

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

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

Stock-based compensation - The Company uses the fair value method of accounting prescribed by ASC 718, Compensation – Stock Compensation, Accounting for Stock-Based Compensation for its employee stock option program. Under ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award.

Research and development - Research and development costs are expensed as incurred. Research and development costs include payments to third parties that specifically relate to the Company’s products in clinical development, such as payments to contract research organizations, consulting fees for FDA submissions, universities performing non-medical related research and insurance premiums for clinical studies and non-medical research. In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees of the regulatory affairs, clinical affairs, quality assurance, and research and development departments are classified as research and development costs.

Liabilites related to warrants issued - The Company records certain common stock warrants issued at fair value and recognizes the change in the fair value of such warrants as a gain or loss, which is reported in the Other Income (Expense) section of the Consolidated Statements of Comprehensive Loss.  The Company reports these warrants at fair value and classified as liabilities because they contain certain down-round provisions allowing for reduction of their exercise price.  The fair value of these warrants is estimated using a binomial options pricing model.

Warrants related to debt issued - The Company records a warrant discount related to warrants issued with debt at fair value and recognizes the cost using the straight-line method over the term of the related debt as interest expense, which is reported in the Other Income (Expense) section of our Consolidated Statements of Comprehensive Loss.  This warrant discount is reported as a reduction of the related debt liability.

Beneficial conversion feature on convertible debt - The Company records a beneficial conversion feature related to convertible debt at fair value and recognizes the cost using the straight-line method over the term of the related debt as interest expense, which is reported in the Other Income (Expense) section of our Consolidated Statements of Comprehensive Loss.  The beneficial conversion feature is reported as a reduction of the related debt liability.

Recent pronouncements – New accounting pronouncements are issued by the Financial Standards Board (“FASB”) or other standards setting bodies that the Company adopts according to the various timetables the FASB specifies.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective method, which requires the standard to be applied to each prior period presented, or (ii) a modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to the opening retained earnings in the period of adoption. In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the previous effective date, which was the first quarter of fiscal 2017. This one year deferral was issued by the FASB in ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The Company can elect to adopt the provisions of ASU 2014-09 for annual periods beginning after December 31, 2017, including interim periods within that reporting period. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company will adopt the standard effective January 1, 2018 and currently anticipates using the modified retrospective approach with a cumulative effect adjustment to opening retained earnings. The evaluation of our contracts is substantially complete and, based upon the results of our evaluation, we do not expect the application of the new standard to these contracts to have a material impact to our consolidated statements of comprehensive loss, balance sheets, or cash flows either at initial implementation or on an ongoing basis. We will be finalizing our assessment in advance of the filing of our first quarter 2018 Form 10-Q. The disclosures related to revenue recognition will be significantly expanded under the standard, specifically around the quantitative and qualitative information about performance obligations and disaggregation of revenue. The expanded disclosure requirements will be included in our first quarter 2018 Form 10-Q.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU will be effective for fiscal years beginning after December 15, 2017. This standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The new standard will be adopted during the first quarter of 2018 using a retrospective transition method. The adoption of this guidance will not have significant impact on our financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU requires reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate income tax rate. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws of rates be included in income from continuing operations is not affected. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. We have elected early adoption of this ASU.  The impact of the newly enacted 21% corporate income tax rate of the Tax Cuts and Jobs Act was a $11.1 million adjustment to the gross deferred tax assets which was offset by the same adjustment to the valuation allowance at December 31, 2017.

3.
Inventory

Inventory consists of the following at December 31, 2017 and 2016:

	2017	2016

Inventory - finished goods	$136,534	$218,592
Inventory - parts	167,613	89,621
Gross inventory	304,147	308,213
Provision for losses and obsolescence	(72,615)	(76,260)
Net inventory	$231,532	$231,953

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

4.
Property and equipment

Property and equipment consists of the following at December 31, 2017 and 2016:

	2017	2016

Machines and equipment	$240,295	$240,295
Office and computer equipment	156,860	156,860
Devices	89,704	82,204
Software	34,528	34,528
Furniture and fixtures	16,019	16,019
Other assets	2,259	2,259
Total	539,665	532,165
Accumulated depreciation	(479,296)	(455,227)
Net property and equipment	$60,369	$76,938

Depreciation expense was $24,069 and $19,858 for the years ended December 31, 2017 and 2016, respectively. The depreciation policies followed by the Company are described in Note 2.

5.
Intangible assets

Intangible assets consist of the following at December 31, 2017 and 2016:

	2017	2016

Patents, at cost	$3,502,135	$3,502,135
Less accumulated amortization	(3,502,135)	(3,502,135)
Net intangible assets	$-	$-

Amortization expense was $0 and $306,756 for the years ended December 31, 2017 and 2016, respectively. The amortization policies followed by the Company are described in Note 2.

 6.
Accrued expenses

Accrued expenses consist of the following at December 31, 2017 and 2016:

	2017	2016

Accrued outside services	$165,427	$31,533
Accrued board of director's fees	125,000	16,000
Accrued executive severance	118,000	100,000
Accrued audit and tax preparation	73,800	100,000
Accrued legal professional fees	61,890	45,000
Deferred rent	51,191	41,341
Accrued travel	39,926	-
Accrued clinical study expenses	13,650	13,650
Deferred revenue	13,317	18,810
Accrued other	11,399	8,754
	$673,600	$375,088

On November 6, 2012, the Company entered into a Severance and Advisory Agreement (the “Severance Agreement”) with Christopher M. Cashman in connection with his resignation as President and Chief Executive Officer, and a director of the Company. Pursuant to the Severance Agreement, Mr. Cashman will receive, as severance along with other non-cash items, six months of his base salary payable over the following six month period and bonus payments of $100,000 upon each of four bonus payment events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first. The Company achieved three of the four bonus payment events in 2014 and paid $300,000 in accrued executive severance during the year ended December 31, 2014. The accrued executive severance at December 31, 2017 represents the unpaid portion of the bonus payments plus accrued interest due to late payment and the accrued executive severance at December 31, 2016 represents the unpaid portion of the bonus payments.

On May 1, 2017, the Company entered into an agreement with an investment company to provide business advisory and consulting services.  The compensation for those services was to be paid in a combination of cash and Company common stock.  At December 31, 2017, the Company accrued $120,000 of expense for the services provided.  The common stock was issued in March 2018 in the amount of 467,423 shares.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

7.
Advances from related and unrelated parties

The Company has received cash advances from related parties and accredited investors to help fund the Company’s operations. These advances are a part of an agreement that the Company is offering to issue convertible promissory notes. As of December 31, 2017, the Company had received $310,000 from related parties and accredited investors. A. Michael Stolarski and Kevin A. Richardson II, both members of the Company’s board of directors and existing shareholders of the Company, had subscribed $130,000 and $140,000, respectively, to the Company as advances from related parties to be used to purchase 10% Convertible Promissory Notes. The convertible promissory notes for this balance were issued on January 10, 2018 (see Note 20).

8.
Line of credit, related parties

The Company entered into a line of credit agreement with a related party at December 29, 2017. The agreement established a line of credit in the amount of $370,000 with an annualized interest rate of 6%. The line of credit may be called for payment upon demand.

Interest expense on line of credit, related parties totaled $179 and $0 for the years ended December 31, 2017 and 2016, respectively.

9.
Convertible promissory notes

On March 27, 2017, the Company began offering subscriptions for 10% convertible promissory notes (the “10% Convertible Promissory Notes”) to selected accredited investors. The Company intends to use the proceeds from the 10% Convertible Promissory Notes for working capital and general corporate purposes. The initial offering closed on August 15, 2017, at which time $55,000 aggregate principal amount of 10% Convertible Promissory Notes were issued and the funds paid to the Company. Subsequent offerings were closed on November 3, 2017, November 30, 2017, and December 21, 2017, at which times $1,069,440, $199,310 and $150,000, respectively, aggregate principal amounts of 10% Convertible Promissory Notes were issued and the funds paid to the Company. On November 30, 2017, the outstanding balance of $60,000 of a short term loan with Millennium Park Capital LLC was converted into a 10% Convertible Promissory Notes agreement (see Note 10).

The 10% Convertible Promissory Notes have a six month term from the subscription date and the note holders can convert the 10% Convertible Promissory Notes at any time during the term to the number of shares of Company common stock, $0.001 par value (the “Common Stock”), equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.11.

The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant Agreement”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount, by (ii) $0.11. The Class N Warrant Agreement expires March 17, 2019. On November 3, 2017, the Company issued 10,222,180 Class N Warrants in connection with the initial and second closings of 10% Convertible Promissory Notes. On November 30, 2017, and December 21, 2017, the Company issued 2,357,364 and 1,363,636, respectively, Class N Warrants in connection with the closings of 10% Convertible Promissory Notes.

Pursuant to the terms of a Registration Rights Agreement (the “Registration Rights Agreement”) that the Company entered with the accredited investors in connection with the 10% Convertible Promissory Notes, the Company is required to file a registration statement that covers the shares of Common Stock issuable upon conversion of the 10% Convertible Promissory Notes or upon exercise of the Class N Warrants. The failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties.

The Company recorded $820,681 debt discount for the beneficial conversion feature of the promissory notes, $620,748 in debt discount for the discount on the Class N Warrant agreement and $89,518 in debt issuance costs to be amortized over the lives of the 10% Convertible Promissory Notes. Additional debt issuance costs will be incurred and amortized over the remaining lives of the 10% Convertible Promissory Notes when Class N Warrants are issued per the engagement letter with West Park Capital.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

9.
Convertible promissory notes (continued)

The 10% Convertible Promissory Notes had an aggregate outstanding principal balance of $455,606, net of $1,099,861 beneficial conversion feature, warrant discount and debt issuance costs at December 31, 2017.

Interest expense on the 10% Convertible Promissory Notes totaled $452,804 for the year ended December 31, 2017.

A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 10% Convertible Promissory Notes in the amount of $330,000 and was issued 3,000,000 Class N Warrants.

10.
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

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provides for the extension of the due date to January 31, 2017. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017 (collectively, the “Defaults”). As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

On June 28, 2016, the Company and HealthTronics, Inc. entered into a second amendment (the "Second Amendment") to amend certain provisions of the notes payable, related parties.  The Second Amendment provides for the extension of the due date to January 31, 2018.

On August 3, 2017, the Company and HealthTronics, Inc. entered into a third amendment (the "Third Amendment") to amend certain provisions of the notes payable, related parties.  The Third Amendment provides for the extension of the due date to December 31, 2018, revision of the mandatory prepayment provisions and the future issuance of additional warrants to HealthTronics upon certain conditions.

The notes payable, related parties had an aggregate outstanding principal balance of $5,222,259, net of $150,484 debt discount at December 31, 2017 and $5,364,572, net of $8,171 debt discount at December 31, 2016, respectively.

In addition, the Company, in connection with the Note Amendment, issued to HealthTronics, Inc. on June 15, 2015, a total of 3,310,000 warrants (the “Class K Warrants”) to purchase shares of Common Stock, at an exercise price of $0.55 per share, subject to certain anti-dilution protection. Each Class K Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after ten years. The fair value of these warrants on the date of issuance was $0.0112 and $36,989 was recorded as a debt discount to be amortized over the life of the amendment.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

10.
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

Accrued interest currently payable totaled $685,907 and $109,426 at December 31, 2017 and 2016, respectively.

As of January 1, 2017, we are in default with our interest payment and the note is callable by HealthTronics, Inc. The notes payable, related parties are shown as a current liability.

Maturities on notes payable, related parties are as follows:

Years ending December 31,	Amount

2018	$5,372,743
Total	$5,372,743

Interest expense on notes payable, related parties totaled $634,169 and $541,982 for the years ended December 31, 2017 and 2016, respectively.

11.
Short term loan

On December 21, 2016, the Company entered into a short term loan with Millennium Park Capital LLC (the “Holder”) in the principal amount of $100,000. The principal amount shall be due and payable on March 31, 2017, the date that money is obtained from the Company’s Korean distributor, or the date that money is obtained from a new distributor.

In addition, the Company will issue to the Holder 500,000 warrants to purchase shares of Common Stock, at an exercise price of $0.17. Each warrant will represent the right to purchase one share of Common Stock. The warrants will vest upon issuance and have an expiration date of March 17, 2019. The fair value of these warrants on the date of issuance $0.1168, using the Black-Scholes option pricing model, and $58,400 was recorded as a debt discount to be amortized over the life of the short term loan. The Company issued the Holder 500,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.11 on November 30, 2017. The warrants will vest upon issuance and have an expiration date of March 17, 2019. The estimated fair value of these warrants on the date of issuance at the new exercise price was $10,662 and was recorded as an increase to additional paid-in capital.

On November 30, 2017, the outstanding balance of $60,000 was converted into the 10% Convertible Promissory Notes (see Note 9).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

12.
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

The income tax provision (benefit) from continuing operations consists of the following at December 31, 2017 and 2016:

	2017	2016
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	8,371,516	(1,367,488)
State	1,489,172	(150,246)
Foreign	(19,224)	7,128
Change in valuation allowance	(9,841,464)	1,510,606
	$-	$-

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the Company’s corporate federal tax rate from 35% to 21% effective January 1, 2018 and changed certain other provisions. As a result, the Company is required to re-measure the deferred tax assets and liabilities using the enacted rate at which they expect them to be recovered or settled. The effect of this re-measurement is recorded to income tax expense in the year the tax law is enacted. For 2017, the re-measurement of our net deferred tax asset resulted in a $11.1 million adjustment to the income tax provision (benefit) at December 31, 2017.

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 35% for the years ended December 31, 2017 and 2016 to pretax income (loss) from continuing operations as a result of the following for the years ended December 31, 2017 and 2016:

	2017	2016

Tax benefit at statutory rate	$(1,938,278)	$(2,253,664)
Increase (reduction) in income taxes resulting from:
State income benefit, net of federal benefit	(136,538)	(160,335)
Non-deductible loss on warrant valuation adjustment	199,055	665,719
Income (loss) from foreign subsidiaries	(34,552)	17,077
Change in valuation allowance - United States	(9,841,464)	1,510,606
Tax reform rate adjustment	11,827,143	-
Other	(75,366)	220,597
Income tax expense (benefit)	$-	$-

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

12.
Income taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$19,406,373	$27,839,703
Net operating loss carryforwards - foreign	139,675	120,451
Excess of tax basis over book value of
property and equipment	6,978	13,933
Excess of tax basis over book value
of intangible assets	220,180	447,626
Stock-based compensation	906,526	2,038,638
Accrued employee compensation	-	24,030
Captialized equity costs	49,471	75,471
Inventory reserve	17,962	28,777
	20,747,165	30,588,629
Valuation allowance	(20,747,165)	(30,588,629)
Net deferred tax assets	$-	$-

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

The federal net operating loss carryforwards at December 31, 2017 will begin to expire in 2025.

13.
Equity Transactions

Warrant Exercise

For the year ended December 31, 2017, the Company issued 1,163,333 shares of common stock upon the exercise of 1,163,333 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant agreement.

For the year ended December 31, 2016, the Company issued 843,333 shares of common stock upon the exercise of 843,333 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant agreement.

Cashless Warrant Exercise

For the year ended December 31, 2017, the Company issued 447,118 shares of common stock upon the cashless exercise of 883,499 Class L Warrants to purchase shares of stock for $0.08 per share based on the current market value per share as of the date of conversion as determined under the terms of the Class L Warrant agreement.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

13.
Equity Transactions (continued)

For the year ended December 31, 2017, the Company issued 419,507 shares of common stock upon the cashless exercise of 545,246 Series A Warrants to purchase shares of stock for $0.0334 per share based on the current market value per share as of the date of conversion as determined under the terms of the Series A Warrant agreement.

For the year ended December 31, 2016, the Company issued 117,510 shares of common stock upon the cashless exercise of 143,400 Series A Warrants to purchase shares of stock for $0.0334 per share based on the current market value per share as of the date of conversion as determined under the terms of the Series A Warrant agreement.

For the year ended December 31, 2016, the Company issued 869,722 shares of common stock upon the cashless exercise of 1,943,334 Class M Warrants to purchase shares of stock for $0.06 per share based on the current market value per share as of the date of conversion as determined under the terms of the Class M Warrant agreement.

For the year ended December 31, 2016, the Company issued 1,640,589 shares of common stock upon the cashless exercise of 4,641,667 Class J Warrants to purchase shares of stock for $0.06 per share based on a current market value per share as of the date of conversion as determined under the terms of the Class J Warrant agreement.

2016 Private Placement

On August 11, 2016, the Company began a private placement of securities (the “2016 Private Placement”) with select accredited investors in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), an Rule 506 of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission (the “Commission”) under the Securities Act. The 2016 Private Placement offered Units (the “Units”) at a purchase price of $0.06 per Unit, with each Unit consisting of (i) one (1) share of our Common Stock and, (ii) one (1) detachable warrant (the “Warrants”) to purchase one (1) share of our Common Stock at an exercise price of $0.08 per share.

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
Years Ended December 31, 2017 and 2016

13.
Equity Transactions (continued)

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

Consulting Agreement

In November 2017, the Company entered into a three month consulting agreement for which a portion of the fee for the services was to be paid with Common Stock. The number of shares to be paid with Common Stock was calculated by dividing the amount of the fee to be paid with Common Stock of $4,000 by the Company stock price at the close of business on the eighth business day of each month. The Company issued 26,667 and 23,529 shares, respectively in each of the first two months of the agreement. The $4,000 was recorded as a non-cash general and administrative expense for each of the first two months of the agreement.

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

Convertible Debenture and Restricted Stock

On July 29, 2016, the Company entered into a financing transaction for the sale of a Convertible Debenture (the “Debenture”) in the principal amount of $200,000, with proceeds of $175,000 to the Company after payment of a 10% original issue discount. The offering was conducted pursuant to the exemption from registration provided by Section 4(a)(2) of the Act and Rule 506 of Regulation D thereunder. The Company did not utilize any form of general solicitation or general advertising in connection with the offering. The Debenture was offered and sold to one accredited investor (the “Investor”).

The Investor is entitled to, at any time or from time to time, commencing on the date that is one hundred fifty one (151) days from the issuance date set forth above convert the conversion amount into conversion shares, at a conversion price for each share of common stock equal to either (i) if the Company is Deposit/Withdrawal at Custodian (“DWAC”) operational at the time of conversion, seventy percent (70%) of the lowest closing bid price (as reported by Bloomberg LP) of common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures, or (ii) if either the Company is not DWAC operational or the common stock is traded on the bottom tier over-the-counter Pink (or, “pink sheets”) at the time of conversion, sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the common stock for the twenty (20) trading days immediately preceding the date of conversion of the Debentures, subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

The Company recorded $124,900 in interest expense for the beneficial conversion feature of the debenture in December 2016.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

13.
Equity Transactions (continued)

The Debenture is secured by the accounts receivable of the Company and, unless earlier redeemed, matures on the third anniversary date of issuance. The Company paid a commitment fee of of $2,500 and issued 835,000 shares of restricted stock. The fair value of the restricted stock on the date of issuance was $0.06 per share and $50,100 was recorded as interest expense in July 2016.

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
Years Ended December 31, 2017 and 2016

13.
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

14.
Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the board of directors.  On January 12, 2016, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for Series B Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Nevada Secretary of State. The Certificate of Designation amends the Company’s Articles of Incorporation to designate 293 shares of preferred stock, par value $0.001 per share, as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated value of $1,000 per share. On January 13, 2016, in connection with the Series A Warrant Conversion, the Company issued 293 shares of Series B Convertible Preferred Stock (for a more detailed discussion regarding the Series A Warrant Conversion, see Note 13).

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
Years Ended December 31, 2017 and 2016

14.
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

15.
Warrants

A summary of warrants as of December 31, 2017 and 2016, and the changes during the years ended December 31, 2017 and 2016, is presented as follows:

	Outstanding					Outstanding			Outstanding
	as of					as of			as of
	December 31,					December 31,			December 31,
Warrant class	2015	Issued	Exercised	Converted	Expired	2016	Issued	Exercised	2017

Class E Warrants	3,576,737	-	-	-	(3,576,737)	-	-	-	-
Class F Warrants	300,000	-	-	-	-	300,000	-	-	300,000
Class G Warrants	1,503,409	-	-	-	-	1,503,409	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	-	1,988,095	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	-	1,043,646	-	-	1,043,646
Class J Warrants	629,378	4,012,289	(4,641,667)	-	-	-	-	-	-
Class K Warrants	3,310,000	1,890,000	-	-	-	5,200,000	2,000,000	-	7,200,000
Class L Warrants	-	66,788,338	(843,333)	-	-	65,945,005	-	(2,046,832)	63,898,173
Class M Warrants	-	1,943,333	(1,943,333)	-	-	-	-	-	-
Class N Warrants	-	-	-	-	-	-	13,943,180	-	13,943,180
Class O Warrants	-	-	-	-	-	-	6,540,000	-	6,540,000
Series A Warrants	25,951,421	-	(143,400)	(23,701,427)	-	2,106,594	-	(545,246)	1,561,348
	38,302,686	74,633,960	(7,571,733)	(23,701,427)	(3,576,737)	78,086,749	22,483,180	(2,592,078)	97,977,851

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class F Warrants	$0.35	February 2018
Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class L Warrants	$0.08	March 2019
Class N Warrants	$0.11	March 2019
Class O Warrants	$0.11	March 2019
Series A Warrants	$0.03	March 2019

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

15.
Warrants (continued)

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

In June 2015, the Company, in connection with the Note Amendment (Note 10), issued to HealthTronics, Inc. an aggregate total of 3,310,000 Class K Warrants to purchase shares of the Company’s common stock, $0.001 par value, at an exercise price of $0.55 per share, subject to certain anti-dilution protection. Each Class K Warrant represents the right to purchase one share of Common Stock. The warrants vested upon issuance and expire after ten years.

In June 2016, the Company, in connection with the Second Amendment (Note 10), issued to HealthTronics, Inc., an additional 1,890,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.08 per share, subject to certain anti-dilution protection. The exercise price of the 3,310,000 Class K Warrants issued on June 15, 2015 was decreased to $0.08 per share. The warrants vested upon issuance and expire after ten years.

In August 2017, the Company, in connection with the Third Amendment (Note 10), issued to HealthTronics, Inc., an additional 2,000,000 Class K Warrants to purchase shares of the Company’s Common Stock at an exercise price of $0.11 per share, subject to certain anti-dilution protection. The warrants vested upon issuance and expire after ten years.

On November 30, 2017, the Company issued Class O Warrant Agreements to a vendor to purchase 2,500,000 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at the grant date was $174,731 and was recorded as general and administrative expense and an increase to additional paid-in capital. The warrants vested upon issuance and expire on March 17, 2019.

On December 6, 2017, the Company issued Class O Warrant Agreements to a vendor to purchase 100,000 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at the grant date was $8,125 and was recorded as general and administrative expense and an increase to additional paid-in capital. The warrants vested upon issuance and expire on March 17, 2019.

On December 11, 2017, the Company issued Class O Warrant Agreements to active employees, independent contractors, members of the board of directors and members of the medical advisory boards to purchase 3,940,000 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at the grant date was $285,810 and was recorded as research and development expense in the amount of $98,655 and general and administrative expense in the amout of $187,155 and an increase to additional paid-in capital for the full amount of $285,810. The warrants vested upon issuance and expire on March 17, 2019. Kevin A. Richardson II and A. Michael Stolarski, both members of the Company’s board of directors and existing shareholders of the Company, were issued 640,000 and 200,000 warrants, respectively. John Nemelka, Alan Rubino and Maj-Britt Kaltoft, members of the Company’s board of directors, were each issued 200,000 warrants. Lisa E. Sundstrom, an officer of the Company was issued 440,000 warrants.

The fair value of each Class O Warrant Agreement grant is estimated on the date of grant using the BlackScholes option pricing model using the following assumptions for the year ended December 31, 2017:

2017
Expected life in years	1.26 - 1.29
Risk free interest rate	1.70% - 1.76%
Volatility	88.06% - 90.00%
Forfeiture rate	0.0%
Expected dividend yield	0.0%

The Class K Warrants, the Series A Warrants and the Series B Warrants are classified as derivative financial instruments. The estimated fair values of the Class K Warrants at the dates of grant were $36,989 on June 15, 2015, $9,214 on June 28, 2016, and $200,000 on August 3, 2017. These amounts were recorded as debt discount, which is accreted to interest expense through the amended maturity dates of the related notes payable, related parties. The estimated fair values of the Series A Warrants and the Series B Warrants at the date of grant were $557,733 for the warrants issued in conjunction with the 2014 Private Placement and $47,974 for the warrants issued in conjunction with the 18% Convertible Promissory Notes. The fair value of the Series A Warrants and Series B Warrants were recorded as equity issuance costs in 2014, a reduction of additional paid-in capital. The Series B Warrants expired unexercised in March 2015.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

15.
Warrants (continued)

The estimated fair values of the derivative classified warrants were determined using a binomial option pricing model based on various assumptions.  The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants, the volatility of the Company’s common stock price, and the risk-free interest rate.  In addition, as of the valuation dates, management assessed the probabilities of future financing and other re-pricing events in the binominal valuation models.

The fair value of the derivative classified warrants is estimated using the binomial option pricing model using the following assumptions for the year endeds December 31, 2017 and 2016:

	2017	2016
Expected life in years	1.21 - 9.60	2.20 - 8.50
Risk free interest rate	1.79% - 2.39%	1.25% - 2.35%
Volatility	109.00% - 133.00%	150.00%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

A summary of the changes in the warrant liability as of December 31, 2017 and December 31, 2016, and the changes during the years ended December 31, 2017 and 2016, is presented as follows:

	Class J	Class K	Class M	Series A
	Warrants	Warrants	Warrants	Warrants	Total

Warrant liability as of December 31, 2015	$2,900	$22,700	$-	$112,500	$138,100
Issued	-	25,350	9,091	-	34,441
Redeemed	(153,175)	-	(114,492	(886,472)	(1,154,139)
Change in fair value	150,275	835,950	105,401	1,132,092	2,223,718
Warrant liability as of December 31, 2016	$-	$884,000	$-	$358,120	$1,242,120
Issued	-	200,000	-	-	200,000
Redeemed	-	-	-	(66,966)	(66,966)
Change in fair value	-	532,000	-	36,729	568,729
Warrant liability as of December 31, 2017	$-	$1,616,000	$-	$327,883	$1,943,883

16.
Commitments and contingencies

Operating Leases

The Company leases office and storage space. Rent expense for the years ended December 31, 2017 and 2016, was $159,583 and $178,073, respectively. Minimum future lease payments under the operating lease consist of the following:

Year ending December 31,	Amount

2018	$138,861
2019	143,318
2020	147,617
2021	152,046
Total	$581,842

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

17.
Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At December 31, 2017 and 2016, the Stock Incentive Plan reserved a total of 22,500,000 shares of common stock for grant.

On June 15, 2017, the Company granted to the active employees, members of the board of directors and three members of the Company’s Medical Advisory Board options to purchase an aggregate total of 5,550,000 shares of the Company’s common stock at an exercise price of $0.11 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.0869 per option resulting in compensation expense of $482,295. Compensation cost was recognized upon grant.

On November 9, 2016, the Company granted to the active employees, members of the board of directors and two members of the Company’s Medical Advisory Board options to purchase 2,830,000 shares each of the Company’s common stock at an exercise price of $0.18 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.1524 per option resulting in compensation expense of $431,292. Compensation cost was recognized upon grant.

On June 16, 2016, the Company granted to the active employees, members of the board of directors and two members of the Company’s Medical Advisory Board options to purchase 3,300,000 shares each of the Company’s common stock at an exercise price of $0.04 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.0335 per option resulting in compensation expense of $110,550. Compensation cost was recognized upon grant.

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
Years Ended December 31, 2017 and 2016

17.
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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended December 31, 2017 and 2016:

	2017	2016
Weighted average expected life in years	5.0	5.0
Weighted average risk free interest rate	1.76%	1.28%
Weighted average volatility	120.00%	133.54%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

The expected life of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of the grant.  The expected volatility is based on the average volatility of the Company and that of peer group companies similar in size and value to us.  We estimate pre-vesting forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The expected dividend yield is based on our historical dividend experience, however, since our inception, we have not declared dividends. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest.

For the years ended December 31, 2017 and 2016, the Company recognized $482,295 and $547,842, respectively, as compensation cost related to options granted.  As of December 31, 2017, there are no unamortized compensation costs related to options granted.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

17.
Stock-based compensation (continued)

A summary of option activity as of December 31, 2017 and 2016, and the changes during the years ended December 31, 2017 and 2016, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2015	10,073,385	$0.62
Granted	6,130,000	$0.10
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2016	16,203,385	$0.38
Granted	5,550,000	$0.11
Exercised	-	$-
Forfeited or expired	(160,000)	$0.22
Outstanding at December 31, 2017	21,593,385	$0.31

Vested and exercisable at December 31, 2017	21,593,382	$0.31

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at December 31, 2017 and 2016, respectively. The aggregate intrinsic value for outstanding options was $2,073,641 and $702,500 at December 31, 2017 and 2016, respectively. The aggregate intrinsic value for all vested and exercisable options was $2,073,641 and $702,500 at December 31, 2017 and 2016, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options is 7.37 years and 5.88 years as of December 31, 2017 and 2016, respectively.

A summary of the Company’s nonvested options as of December 31, 2017 and 2016, and changes during the years ended December 31, 2017 and 2016, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2015	175,002	$0.36
Granted	6,130,000	$0.10
Vested	(6,305,002)	$0.11
Forfeited or expired	-	$-
Outstanding at December 31, 2016	-	$-
Granted	5,550,000	$0.11
Vested	(5,550,000)	$0.11
Forfeited or expired	-	$-
Outstanding at December 31, 2017	-	$-

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

18.
Joint venture

On September 27, 2017, the Company entered into a binding term sheet with MundiMed Distribuidora Hospitalar LTDA (“MundiMed”), effective as of September 25, 2017, pursuant to which the Company and MundiMed will enter into a joint venture for the manufacture, sale and distribution of the Company’s dermaPACE device. The binding term sheet provides that the parties will work together to enter into a definitive agreement reflecting the binding term sheet terms, but that to the extent a definitive agreement has not been executed by the parties by September 30, 2017, the terms set forth in the binding term sheet shall be binding.

Under the binding term sheet, MundiMed will pay the Company an upfront distibution fee on September 30, 2017, which fee was received on October 6, 2017, with monthly upfront distibution fees payable thereafter over the following eighteen months. MundiMed bears the cost of any and all fees and expenses incurred in connection with the formation, organization and start-up of the joint venture, which fees and expenses are expected not to exceed $200,000. Profits from the joint venture are distributed as follows: 45% to the Company, 45% to MundiMed and 5% each to LHS Latina Health Solutions Gestão Empresarial Ltda. and Universus Global Advisors LLC, who acted as advisors in the transaction.

The binding term sheet terminates upon the earlier of (1) the date a definitive agreement evidencing the terms of the binding term sheet is executed by the parties and (2) May 30, 2019.

19.
Segment and geographic information

The Company has one line of business with revenues being generated from sales in Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States. All significant assets are located in the United States.

20.
Subsequent events

10% Convertible Promissory Notes

A subsequent offering of the 10% Convertible Promissory Notes was closed on January 10, 2018, at which time $1,496,000 aggregate principal amount of 10% Convertible Promissory Notes were issued with $1,066,000 of funds paid to the Company. The remaining $430,000 of principal came from advances from related and unrelated parties balance at December 31, 2017 of $310,000 (see Note 7) and conversion of $120,000 of unpaid executive compensation by related party, Kevin A. Richardson II.  On January 10, 2018, the Company issued 13,599,999 Class N Warrants in connection with such subsequent closing.

The final offering of the 10% Convertible Promissory Notes was closed on February 2, 2018, at which time $100,000 aggregate principal amount of 10% Convertible Promissory Notes were issued and the funds paid to the Company.  On February 2, 2018, the Company issued 909,091 Class N Warrants in connection with such final closing.

Convertible Promissory Note

On January 29, 2018, the Company entered into a convertible promissory note (the “Convertible Promissory Note”) with an accredited investor in the amount of $71,500. The Company intends to use the proceeds from the Convertible Promissory Notes for payment of services to an investor relations company and the account of the attorney updating the Registration Statement on Form S-1 of the Company filed under the Securities Act of 1933, as amended, on January 3, 2017 (File No. 333-213774), which registration statement shall also register the shares issuable upon conversion of the Convertible Promissory Note and issuable upon the exercise of a Class N common stock purchase warrant issued concurrently with the issuance of this Convertible Promissory Note.

The Convertible Promissory Note has a six month term from the subscription date and the note holders can convert the Convertible Promissory Note at any time during the term to the number of shares of Company common stock, equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.11.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017 and 2016

20.
Subsequent events (continued)

The Convertible Promissory Note includes a warrant agreement (the “Class N Common Stock Purchase Warrant”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount, by (ii) $0.11. The Class N Common Stock Purchase Warrant expires on March 17, 2019. On January 29, 2018, the Company issued 650,000 Class N Common Stock Purchase Warrants in connection with this Convertible Promissory Note.

Warrant Exercise

On February 23, 2018, the Company issued 100,000 shares of common stock upon the exercise of 100,000 Class O Warrants to purchase shares of stock for $0.11 per share under the terms of the Class O Warrant agreement.

On March 28, 2018, the Company issued 75,666 shares of restricted common stock upon the exercise of 75,666 Series A Warrants to purchase shares of stock for $0.0334  per share under the terms of teh Series A Warrant agreement.

Cashless Warrant Exercise

On January 11, 2018, the Company issued 50,432 shares of common stock upon the cashless exercise of 59,000 Series A Warrants to purchase shares of stock for $0.0334 per share based on a current market value of $0.23 per share as determined under the terms of the Series A Warrant agreement.

On February 14, 2018, the Company issued 229,515 shares of common stock upon the cashless exercise of 400,000 Class L Warrants to purchase shares of stock for $0.08 per share based on a current market value of $0.1877 per share as determined under the terms of the Class L Warrant Private Offering agreement.

On March 2, 2018, the Company issued 407,461 shares of common stock upon the cashless exercise of 600,000 Class L Warrants to purchase shares of stock for $0.08 per share based on a current market value of $0.2493 per share as determined under the terms of the Class L Warrant Private Offering agreement.

On March 9, 2018, the Company issued 251,408 shares of common stock upon the cashless exercise of 271,000 Series A Warrants to purchase shares of stock for $0.0334 per share based on a current market value of $0.462 per share as determined under the terms of the Series A Warrant agreement.

Consulting Agreement

In November 2017, the Company entered into a three month consulting agreement for which a portion of the fee for the services was to be paid with Company common stock. The number of shares to be paid with Company common stock was calculated by dividing the amount of the fee to be paid with Company common stock of $4,000 by the Company stock price at the close of business on the eighth business day of each month. The Company issued 18,182 shares on January 9, 2018, for the third month of the agreement. The $4,000 was recorded as a non-cash general and administrative expense for each of the first two months of the agreement.

New Agreements

On January 26, 2018, the Company, entered into a Master Equipment Lease with NFS Leasing Inc. to provide financing for equipment purchases to enable the Company to begin placing the dermaPACE System in the marketplace. This agreement provides for a lease line of up to $1,000,000 with a lease term of 36 months, and grants NFS a security interest in the Company’s accounts receivable, personal property and money and deposit accounts of the Company.

On February 13, 2018, the Company, entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc., a Georgia Corporation (“PSWC”), and Premier Shockwave, Inc., a Georgia Corporation (“PS”). The agreement provides for the purchase by PSWC and PS of dermaPACE System and related equipment sold by the Company and includes a minimum purchase of 100 units over 3 years. The agreement grants PSWC and PS limited but exclusive distribution rights to provide dermaPACE Systems to certain governmental healthcare facilities in exchange for the payment of certain royalties to the Company. Under the agreement, the Company is responsible for the servicing and repairs of such dermaPACE Systems and equipment. The agreement also contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions and other terms. The agreement also contains certain transfer restrictions on the stock of PSWC. Each of PS and PSWC is owned by Anthony Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company.