Form 10-K/A
period 2017-12-31
SANUWAVE Health, Inc.
filed 2018-04-02
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

 SANUWAVE Health, Inc.

Table of Contents

		Page

EXPLANATORY NOTE		4

Item 15.	Exhibits and Financial Statement Schedules	5

	Signatures	8

iii

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 29, 2018 (the “Form 10-K”), is to file Exhibit 23.1 to the Form 10-K. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15. EXHIBITS

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

SANUWAVE HEALTH, INC.

Dated: April 2, 2018	By:	/s/ Kevin A. Richardson, II
	Name:	Kevin A. Richardson, II
	Title:	Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors	April 2, 2018
Name: Kevin A. Richardson, II	(principal executive officer)

By: /s/ Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	April 2, 2018
Name: Lisa E. Sundstrom

By: /s/ John F. Nemelka	Director	April 2, 2018
Name: John F. Nemelka

By: /s/ Alan L. Rubino	Director	April 2, 2018
Name: Alan L. Rubino

By: /s/ A. Michael Stolarski	Director	April 2, 2018
Name: A. Michael Stolarski

By: /s/ Maj-Britt Kaltoft	Director	April 2, 2018
Name: Maj-Britt Kaltoft