Form 10-Q
period 2018-06-30
SANUWAVE Health, Inc.
filed 2018-08-14
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were issued and outstanding 154,644,203 shares of the registrant’s common stock, $0.001 par value.

     SANUWAVE Health, Inc.

Table of Contents

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	3

	Condensed Consolidated Statements of Comprehensive Loss for the three and six
	months ended June 30, 2018 and 2017	4

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2018 and 2017	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

	PART II – OTHER INFORMATION
Item 6.	Exhibits	37

	SIGNATURES	38

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

PART I — FINANCIAL INFORMATION

Item1. FINANCIAL STATEMENTS (UNAUDITED)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$670,714	$730,184
Accounts receivable, net of allowance for doubtful accounts
of $31,453 in 2018 and $92,797 in 2017	144,330	152,520
Contract assets (Note 6)	40,000	-
Inventory, net of losses and obsolescence
of $71,410 in 2018 and $65,870 in 2017	216,316	231,532
Prepaid expenses	144,816	90,288
TOTAL CURRENT ASSETS	1,216,176	1,204,524

PROPERTY AND EQUIPMENT, net (Note 4)	59,787	60,369

OTHER ASSETS	17,789	13,917
TOTAL ASSETS	$1,293,752	$1,278,810

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$951,034	$1,496,523
Accrued expenses (Note 5)	966,984	673,600
Accrued employee compensation	195,874	1,680
Contract liabilities (Note 6)	491,055	-
Advances from related and unrelated parties (Note 7)	144,000	310,000
Line of credit, related parties (Note 8)	517,279	370,179
Convertible promissory notes, net (Note 9)	2,648,548	455,606
Short term notes payable (Note 11)	85,041	-
Interest payable, related parties (Note 12)	842,653	685,907
Warrant liability (Note 16)	3,637,207	1,943,883
Notes payable, related parties, net (Note 12)	5,297,743	5,222,259
TOTAL CURRENT LIABILITIES	15,777,418	11,159,637

NON-CURRENT LIABILITIES
Contract liabilities (Note 6)	76,500	-
TOTAL NON-CURRENT LIABILITIES	76,500	-
TOTAL LIABILITIES	15,853,918	11,159,637

COMMITMENTS AND CONTINGENCIES (Note 17)

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001,
6,175 authorized; 6,175 shares issued and 0 shares outstanding
in 2017 and 2016 (Note 15)	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001,
293 authorized; 293 shares issued and 0 shares outstanding
in 2017 and 2016, respectively (Note 15)	-	-

PREFERRED STOCK - UNDESIGNATED, par value $0.001, 4,993,532
shares authorized; no shares issued and outstanding (Note 15)	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized;
151,852,757 and 139,300,122 issued and outstanding in 2018 and
2017, respectively (Note 14)	151,853	139,300

ADDITIONAL PAID-IN CAPITAL	99,059,031	94,995,040

ACCUMULATED DEFICIT	(113,716,298)	(104,971,384)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(54,752)	(43,783)
TOTAL STOCKHOLDERS' DEFICIT	(14,560,166)	(9,880,827)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,293,752	$1,278,810

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

REVENUES	$453,210	$111,045	$797,482	$260,614

COST OF REVENUES (exclusive of depreciation shown below)	166,643	24,695	332,109	79,839

OPERATING EXPENSES
Research and development	368,337	437,909	717,781	698,247
General and administrative	2,030,799	951,908	2,976,405	1,400,514
Depreciation	6,008	5,958	11,024	12,078
Loss on sale of property and equipment	3,170	-	3,170	-
TOTAL OPERATING EXPENSES	2,408,314	1,395,775	3,708,380	2,110,839

OPERATING LOSS	(2,121,747)	(1,309,425)	(3,243,007)	(1,930,064)

OTHER INCOME (EXPENSE)
Gain (loss) on warrant valuation adjustment	1,161,520	35,410	(1,812,162)	358,633
Interest expense, net	(1,929,755)	(143,281)	(3,674,722)	(336,019)
Gain (loss) on foreign currency exchange	1,723	1,359	(15,023)	(2,019)
TOTAL OTHER INCOME (EXPENSE), NET	(766,512)	(106,512)	(5,501,907)	20,595

NET LOSS	(2,888,259)	(1,415,937)	(8,744,914)	(1,909,469)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(11,904)	(15,552)	(10,969)	(13,767)
TOTAL COMPREHENSIVE LOSS	$(2,900,163)	$(1,431,489)	$(8,755,883)	$(1,923,236)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.02)	$(0.01)	$(0.06)	$(0.01)

Weighted average shares outstanding - basic and diluted	148,582,386	138,992,669	144,168,215	138,517,370

The accompanying notes to consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,744,914)	$(1,909,469)
Adjustments to reconcile loss from continuing operations
to net cash used by operating activities
Depreciation	11,024	12,078
Change in allowance for doubtful accounts	(61,344)	116,833
Stock-based compensation - employees, directors and advisors	836,796	482,295
Loss (gain) on warrant valuation adjustment	1,812,162	(358,633)
Amortization of debt issuance costs	2,683,936	-
Amortization of debt discount	75,484	57,349
Stock issued for consulting services	106,500	-
Warrants issued for consulting services	737,457	-
Loss on sale of fixed assets	3,170	-
Changes in assets - (increase)/decrease
Accounts receivable	69,534	152,034
Contract assets	(40,000)	-
Inventory	15,216	33,175
Prepaid expenses	(54,528)	(7,918)
Other	(3,872)	(191)
Changes in liabilities - increase/(decrease)
Accounts payable	(425,489)	475,495
Accrued expenses	91,459	95,497
Accrued employee compensation	194,194	294
Contract liabilties	769,480	-
Accrued interest	168,787	-
Interest payable, related parties	156,746	278,669
NET CASH USED BY OPERATING ACTIVITIES	(1,598,202)	(572,492)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(13,612)	-
NET CASH USED BY INVESTING ACTIVITIES	(13,612)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes, net	1,159,785	-
Proceeds from line of credit, related party	280,500	-
Advances from related parties	156,000	421,690
Proceeds from note payable, product, related party	96,708	-
Proceeds from short term note	85,000	-
Proceeds from warrant exercise	38,528	93,067
Payment on line of credit, related party	(144,500)	-
Payments on note payable, product, related party	(96,708)	-
Payments on advances from related parties	(12,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,563,313	514,757

EFFECT OF EXCHANGE RATES ON CASH	(10,969)	(13,767)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(59,470)	(71,502)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	730,184	133,571
CASH AND CASH EQUIVALENTS, END OF PERIOD	$670,714	$62,069

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$151,227	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Stock issued for services	$106,500	$-

Cashless exercise of warrants	$118,838	$56,740

Advances from related and unrelated parties converted to Convertible promissory notes	$310,000	$-

Accounts payable converted to Convertible promissory notes	$120,000	$-

Beneficial conversion feature on 10% convertible promissory notes	709,827	-
Beneficial conversion feature on convertible promissory note	35,396	-
Beneficial conversion feature on convertible debt	$745,223	$-

Warrants issued with 10% convertible promissory notes	$808,458	$-
Warrants issued with convertible promissory note	36,104	-
Warrants issued for debt	$844,562	$-

Conversion of 10% convertible promissory notes to stock	$631,000	$-

The accompanying notes to consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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

2. Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during the third and fourth quarters of 2018. As of June 30, 2018, the Company had an accumulated deficit of $113,716,298 and cash and cash equivalents of $670,714. For the six months ended June 30, 2018 and 2017, the net cash used by operating activities was $1,598,202 and $572,492, respectively. The Company incurred a net loss of $8,744,914 for the six months ended June 30, 2018 and a net loss of $5,537,936 for the year ended December 31, 2017. The operating losses and the events of default on the Company's convertible promissory notes (see Note 9) and the notes payable, related parties (see Note 12) create an uncertainty about the Company’s ability to continue as a going concern.

The continuation of the Company’s business is dependent upon raising additional capital during the third and fourth quarters of 2018 to fund operations. Management’s plans are to obtain additional capital in 2018 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, including through tender offers for the outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The financial information as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

3.
Summary of Significant Accounting Policies (continued)

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Significant Accounting Policies

For further information and a summary of significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 29, 2018.

Recently Issued or Adopted Accounting Standards

New accounting pronouncements are issued by the Financial Standards Board (“FASB”) or other standards setting bodies that the Company adopts according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard was declared effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective method, which requires the standard to be applied to each prior period presented, or (ii) a modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to the opening retained earnings in the period of adoption. In July 2015, the FASB confirmed a one-year delay in the effective date of ASU 2014-09, making the effective date for the Company the first quarter of fiscal 2018 instead of the previous effective date, which was the first quarter of fiscal 2017. This one year deferral was issued by the FASB in ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The Company adopted the new standard on a modified retrospective basis as of January 1, 2018. The Company completed an assessment of customer contracts and concluded that the adoption of this ASU did not have a material impact on its condensed, consolidated financial statements; therefore, no cumulative catch-up adjustment was recorded to prior periods. The disclosures related to revenue recognition have been significantly expanded under the standard, specifically around the quantitative and qualitative information about performance obligations and disaggregation of revenue. The expanded disclosure requirements are included in this Quarterly Report on Form 10-Q (see Notes 6 and 18).

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017. This standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case it must be applied prospectively as of the earliest date practicable. The new standard was adopted during the first quarter of 2018 using a retrospective transition method. The adoption of this guidance did not have a material impact on the Company's financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

3.
Summary of Significant Accounting Policies (continued)

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU requires reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “TCJA”). The amount of the reclassification is the difference between the historical 35% corporate income tax rate and the newly enacted 21% corporate income tax rate. Because the amendments only relate to the reclassification of the income tax effects of the TCJA, the underlying guidance that requires that the effect of a change in tax laws of rates be included in income from continuing operations is not affected. This ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. In addition, the TCJA caused deferred taxes to be reduced using the lower 21% federal tax rate. The impact of the newly enacted 21% corporate income tax rate of the TCJA was a $11.1 million adjustment to the gross deferred tax assets which was offset by the same adjustment to the valuation allowance at December 31, 2017.

              In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. As a result, share-based payments issued to nonemployees related to the acquisition of goods and services will be accounted for similarly to the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted if financial statements have not yet been issued. The Company is currently evaluating the impact of the adoption of ASU 2018-07 on the Company’s financial statements.

4.
Property and equipment

Property and equipment consists of the following:

	June 30,	December 31,
	2018	2017

Machines and equipment	$240,295	$240,295
Office and computer equipment	166,873	156,860
Devices	81,060	89,704
Software	38,126	34,528
Furniture and fixtures	16,019	16,019
Other assets	2,259	2,259
Total	544,632	539,665
Accumulated depreciation	(484,845)	(479,296)
Net property and equipment	$59,787	$60,369

Depreciation expense was $6,008 and $5,958 for the three months ended June 30, 2018 and 2017, respectively and $11,024 and $12,078 for the six months ended June 30, 2018 and 2017, respectively

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

5.
Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017

Accrued outside services	$249,250	$165,427
Deferred revenue	201,924	13,317
Accrued executive severance	127,000	118,000
Accrued board of director's fees	100,000	125,000
Accrued audit and tax preparation	86,150	73,800
Accrued travel	69,926	39,926
Deferred rent	48,745	51,191
Accrued legal professional fees	47,451	61,890
Accrued clinical study expenses	13,650	13,650
Accrued computer equipment	5,757	-
Accrued other	17,131	11,399
	$966,984	$673,600

6.
Contract assets and contract liabilities

As of June 30, 2018, the Company has contract assets from contracts with customers. The contract assets are due to the implementation of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) (see Note 18).

Contract assets consist of the following:

	June 30,	December 31,
	2018	2017

Distribution license	$40,000	$-
	$40,000	$-

As of June 30, 2018, the Company has contract liabilities from contracts with customers. The contract liabilities are due to the implementation of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) (see Note 18).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

6.
Contract assets and contract liabilities (continued)

Contract liabilities consist of the following:

	June 30,	December 31,
	2018	2017

Distribution license	$501,110	$-
Service agreement	43,282
Initial warranty	18,474	-
Refurbishment license	2,461	-
Tiered pricing	2,228	-
Total Contract liabilities	567,555	-
Non-Current	(76,500)	-
Total Current	$491,055	$-

Revenue recognized that was included in deferred revenue balances at the beginning of each period was $594 and $12,144 for the three months ended June 30, 2018 and 2017, respectively, and $3,281 and $24,782 for the six months ended June 30, 2018 and 2017, respectively.

7.
Advances from related and unrelated parties

The Company has received cash advances from related parties and accredited investors to help fund the Company’s operations. As of June 30, 2018, the Company had received $144,000 from a related party. As of December 31, 2017, the Company had received $310,000 from related and unrelated parties as a part of an agreement that the Company issue convertible promissory notes, and on January 10, 2018, the outstanding balance of the $310,000 of advances from related and unrelated parties was converted into two 10% Convertible Promissory Notes agreeements (see Note 9).

As of December 31, 2017, A. Michael Stolarski and Kevin A. Richardson II, both members of the Company’s board of directors and existing shareholders of the Company, had subscribed $130,000 and $140,000, respectively, to the Company as advances from related parties to be used to purchase 10% Convertible Promissory Notes. The convertible promissory notes for this balance were issued on January 10, 2018 (see Note 9).

8.
Line of credit, related parties

On December 29, 2017, the Company entered into a line of credit agreement with A. Michael Stolarski, a member of the Company's board of directors and an existing shareholder of the Company. The line of credit is in the amount of $370,000 with an annualized interest rate of 6%. The line of credit may be called for payment upon demand of the holder. On June 21, 2018, the Company mad a payment of $144,500 on the line of credit.  On June 26, 2018, the amount of the line of credit was increased by $280,500. As of June 30, 2018, $133,200 was available for future borrowing under this agreement.

Interest expense on line of credit, related parties totaled $5,550 and $0 for the three months ended June 30, 2018 and 2017, respectively and $11,100 and $0 for the six months ended June 30, 2018 and 2017, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

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

The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount by (ii) $0.11. The Class N Warrants expire March 17, 2019. On November 3, 2017, the Company issued 10,222,180 Class N Warrants in connection with the initial and second closings of 10% Convertible Promissory Notes. On November 30, 2017, December 21, 2017, January 10, 2018, and February 2, 2018, the Company issued 2,357,364, 1,363,636, 13,599,999 and 909,091, respectively, Class N Warrants in connection with the closings of 10% Convertible Promissory Notes.

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

               On June 29, 2018, the Company issued 1,242,955 Class N Warrants to West Park Capital per the engagement letter and $417,633 was expensed as interest expense.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

9.
Convertible promissory notes (continued)

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

On February 15, 2018, the Company defaulted on the 10% Convertible Promissory Notes issued on August 15, 2017 and began accruing interest at the default interest rate of 18%. On May 3, 2018, the Company defaulted on the 10% Convertible Promissory Notes issued on November 3, 2017 and began accruing interest at the default interest rate of 18%. On May 30, 2018, the Company defaulted on the 10% Convertible Promissory Notes issued on November 30, 2017 and began accruing interest at the default interest rate of 18%. On June 22, 2018, the Company defaulted on the 10% Convertible Promissory Notes issued on December 22, 2017 and began accruing interest at the default interest rate of 18%.

On January 29, 2018, the Company entered into an additional 10% Convertible Promissory Note with an accredited investor in the amount of $71,500 and issued 650,000 Class N Warrants in connection with such 10% Convertible Promissory Note. The Company intends to use the proceeds from such 10% Convertible Promissory Note for payment of services to an investor relations company and the account of the attorney updating the Registration Statement on Form S-1 of the Company filed under the Securities Act of 1933, as amended, on January 3, 2017 (File No. 333-213774), which registration statement shall also register the shares issuable upon conversion of such 10% Convertible Promissory Note and issuable upon the exercise of a Class N Warrants issued concurrently with the issuance of such 10% Convertible Promissory Note.

The 10% Convertible Promissory Note has a six month term from the subscription date and the note holders can convert the 10% Convertible Promissory Note at any time during the term to the number of shares of Common Stock, equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.11.

The 10% Convertible Promissory Note includes a warrant agreement (the “Class N Warrant”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount by (ii) $0.11. The Class N Warrant expires on March 17, 2019. On January 29, 2018, the Company issued 650,000 Class N Warrants in connection with this 10%Convertible Promissory Note.

The Company recorded $35,396 debt discount for the beneficial conversion feature of the 10% Convertible Promissory Note and $36,104 in debt discount for the discount on the Class N Warrant agreement to be amortized over the life of the 10% Convertible Promissory Note.

The Convertible Promissory Note had an aggregate outstanding principal balance of $2,648,548, net of $80,404 beneficial conversion feature, warrant discount and debt issuance costs at June 30, 2018.  The 10% Convertible Promissory Notes had an aggregate outstanding principal balance of $455,606, net of $1,099,861 beneficial conversion feature, warrant discount and debt issuance costs at December 31, 2017.

Interest expense on the 10% Convertible Promissory Note totaled $1,710,280 and $0 for the three months ended June 30, 2018 and 2017, respectively, and $3,259,215 and $0 for the six months ended June 30, 2018 and 2017, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

10.
Notes payable, product, related party

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

Interest expense on note payable, product totaled $19,639 and $0 for the three months ended June 30, 2018 and 2017, respectively and $20,909 and $0 for the six months ended June 30, 2018 and 2017, respectively.

As of February 27, 2018, we were in default of Master Equipment Lease due to the sale of equipment purchased under the Master Lease Agreement to a third party, and as a result, and the note was callable by NFS Leasing, Inc. or NFS Leasing, Inc. could have notified the Company to assemble all equipment for pick up. The notes payable, product was paid in full on June 27, 2018.

11.
Short term notes payable

On June 26, 2018 and June 29, 2018, the Company entered into short term notes payable with two individuals in the principal amount of $42,500 each with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance.

Interest expense on short term notes payable totaled $41 and $0 for the three and six months ended June 30, 2018 and 2017, respectively.

12.
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

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provides for the extension of the due date to January 31, 2017. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017 and June 30, 2018 (collectively, the “Defaults”). As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

12.
Notes payable, related parties (continued)

On June 28, 2016, the Company and HealthTronics, Inc. entered into a second amendment (the “Second Amendment”) to amend certain provisions of the notes payable, related parties. The Second Amendment provided for the extension of the due date to January 31, 2018.

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

The notes payable, related parties had an aggregate outstanding principal balance of $5,297,743, net of $75,000 debt discount at June 30, 2018 and $5,222,259, net of $150,484 debt discount at December 31, 2017, respectively.

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

Accrued interest currently payable totaled $842,653 at June 30, 2018 and $685,907 at December 31, 2017. Interest expense on notes payable, related parties totaled $194,246 and $143,281 for the three months ended June 30, 2018 and 2017, respectively, and $383,457 and $283,459 for the six months ended June 30, 2018 and 2017, respectively.

As of January 2, 2017, we are in default with our interest payment and the note is callable by HealthTronics, Inc. The notes payable, related parties are shown as a current liability.

13.
Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to United States federal and state and non-United States income tax examinations by tax authorities for years before 2014.

At June 30, 2018, the Company had federal net operating loss (“NOL”) carryforwards for tax years through the year ended December 31, 2017, that will begin to expire in 2025. The use of deferred tax assets, including federal NOLs, is limited to future taxable earnings. Based on the required analysis of future taxable income under the provisions of ASC 740, Income Taxes, the Company’s management believes that there is not sufficient evidence at June 30, 2018 indicating that the results of operations will generate sufficient taxable income to realize the net deferred tax asset in years beyond 2018. As a result, a valuation allowance was provided for the entire net deferred tax asset related to future years, including NOL carryforwards.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

13.
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

14.
Equity transactions

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

Cashless Warrant Exercise

On June 22, 2018, the Company issued 80,164 shares of Common Stock upon the cashless exercise of 100,000 Class L Warrants to purchase shares of stock for $0.08 per share based on a current market value of $0.4033 per share as determined under the terms of the Class L Warrant agreement.

On June 5, 2018, the Company issued 322,687 shares of Common Stock upon the cashless exercise of 400,000 Class L Warrants to purchase shares of stock for $0.08 per share based on a current market value of $0.3339 per share as determined under the terms of the Class L Warrant agreement.

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

On April 9, 2018, the Company issued 59,020 shares of Common Stock upon the cashless exercise of 70,000 Class L Warrants to purchase shares of stock for $0.08 per share based on a current market value of $0.51 per share on the date of exercise as determined under the terms of the Class L Warrant agreement.

On April 9, 2018, the Company issued 813,267 shares of Common Stock upon the cashless exercise of 990,500 Class L Warrants to purchase shares of stock for $0.08 per share based on a current market value of $0.4471 per share on the date of exercise as determined under the terms of the Class L Warrant agreement.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

14.
Equity transactions (continued)

Consulting Agreement

In November 2017, the Company entered into a three month consulting agreement with a vendor for which a portion of the fee for the services was to be paid with Common Stock. The number of shares to be paid with Common Stock was calculated by dividing the amount of the fee to be paid with Common Stock of $4,000 by the Company stock price at the close of business on the eighth business day of each month. The Company issued 26,667, 23,529 and 18,182 shares, respectively in each of the three months of the agreement. The $4,000 was recorded as a non-cash general and administrative expense for each of the three months of the agreement. In April 2018, the Company verbally entered into a month-to-month consulting agreement with the same vendor for which a portion of the fee for the services was to be paid with Common Stock. The number of shares to be paid with Common Stock was calculated by dividing the amount of the fee to be paid with Common Stock of $4,000 by the Company stock price at the close of business on the eighth business day of each month. The Company issued 56,532 shares for services performed from February through June 2018. The $20,000 was recorded as a non-cash general and administrative expense upon issuance in June 2018.

In May 2017, the Company entered into a consulting agreement with another vendor for which a portion of the fee for the services was to be paid with Common Stock. The number of shares to be paid with Common Stock was calculated by dividing the amount of the fee to be paid with Common Stock of $7,500 by the Company’s stock price at the close of business on the eighth business day of each month. On March 27, 2018, the Company issued 533,450 shares for services rendered May 2017 through February 2018. On June 28, 2018, the Company issued 15,000 shares for services rendered in March 2018. Non-cash general and administrative expense of $22,500 and $60,000 was recorded in 2018 and 2017, respectively.

15.
Preferred Stock

The Company’s Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by the board of directors.  On January 12, 2016, the Company filed a Certificate of Designation of Preferences, Rights and Limitations for Series B Convertible Preferred Stock of the Company (the “Certificate of Designation”) with the Nevada Secretary of State. The Certificate of Designation amended the Company’s Articles of Incorporation to designate 293 shares of preferred stock, par value $0.001 per share, as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated value of $1,000 per share. On January 13, 2016, in connection with the Series A Warrant Conversion, the Company issued 293 shares of Series B Convertible Preferred Stock.

On April 29, 2016, the holders of Series B Convertible Preferred Stock converted the outstanding 293 shares of Series B Convertible Preferred Stock into 3,657,278 shares of common stock. As of April 29, 2016, there were no outstanding shares of Series B Convertible Preferred Stock.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

15.
Preferred Stock (continued

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

16.
Warrants

A summary of the warrant activity as of June 30, 2018 and December 31, 2017, and the changes during the six months ended June 30, 2018, is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				June 30,
Warrant class	2017	Issued	Exercised	Expired	2018

Class F Warrants	300,000	-	-	(300,000)	-
Class G Warrants	1,503,409	-	-	-	1,503,409
Class H Warrants	1,988,095	-	-	-	1,988,095
Class I Warrants	1,043,646	-	-	-	1,043,646
Class K Warrants	7,200,000	-	-	-	7,200,000
Class L Warrants	63,898,173	-	(6,500,334)	-	57,397,839
Class N Warrants	13,943,180	15,752,045	(227,273)	-	29,467,952
Class O Warrants	6,540,000	1,509,091	(100,000)	-	7,949,091
Series A Warrants	1,561,348	-	(405,666)	-	1,155,682
	97,977,851	17,261,136	(7,233,273)	(300,000)	107,705,714

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class G Warrants	$0.80	July 2018
Class H Warrants	$0.80	July 2018
Class I Warrants	$0.85	September 2018
Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class L Warrants	$0.08	March 2019
Class N Warrants	$0.11	March 2019
Class O Warrants	$0.11	March 2019
Series A Warrants	$0.03	March 2019

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

16.
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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

16.
Warrants (continued)

On January 6, 2018, the Company granted Class O Warrant Agreements to a vendor to purchase 100,000 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at the grant date was $13,870 and was recorded as general and administrative expense and an increase to additional paid-in capital in June 2018 when the warrants were formally issued. The warrants vested upon issuance and expire on March 17, 2019.

On January 26, 2018, the Company granted Class O Warrant Agreements to a vendor to purchase 909,091 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at the grant date was $160,455 and was recorded as general and administrative expense and an increase to additional paid-in capital in June 2018 when the warrants were formally issued. The warrants vested upon issuance and expire on January 25, 2022.

On February 6, 2018, the Company granted Class O Warrant Agreements to a vendor to purchase 100,000 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at the grant date was $11,200 and was recorded as general and administrative expense and an increase to additional paid-in capital in June 2018 when the warrants were formally issued. The warrants vested upon issuance and expire on March 17, 2019.

On June 28, 2018, the Company issued Class O Warrant Agreements to a vendor to purchase 400,000 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at the grant date was $134,360 and was recorded as general and administrative expense and an increase to additional paid-in capital. The warrants vested upon issuance and expire on March 17, 2019.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

16.
Warrants (continued)

A summary of the changes in the warrant liability as of June 30, 2018 and December 31, 2017, and the changes during the three months ended March 31, 2018 and June 30, 2018, is presented as follows:

	Class K	Series A
	Warrants	Warrants	Total

Warrant liability as of December 31, 2017	$1,616,000	$327,883	$1,943,883
Issued	-	-	-
Redeemed	-	(118,838)	(118,838)
Change in fair value	2,628,000	345,682	2,973,682
Warrant liability as of March 31, 2018	4,244,000	554,727	4,798,727
Issued	-	-	-
Redeemed	-	-	-
Change in fair value	(1,076,000)	(85,520)	(1,161,520)
Warrant liability as of June 30, 2018	$3,168,000	$469,207	$3,637,207

17.
Commitments and contingencies

Rent expense for the three months ended June 30, 2018 and 2017 was $36,138 and $33,120, respectively, and for the six months ended June 30, 2018 and 2017 was $72,020 and $66,227, respectively. Minimum future lease payments under the operating lease consist of the following:

Year ending December 31,	Amount

Remainder of 2018	$70,431
2019	143,318
2020	147,617
2021	152,046
Total	$513,412

Contingency

On February 13, 2018, the Company entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc., a Georgia Corporation ("PSWC") and Premier Shockwave, Inc., a Georgia Corporation ("PS") that contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions and other terms.  See Note 19 for further information regarding this agreement.

Litigation

The Company is a defendant in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts and intellectual property matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined.  We believe that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

There are no material proceedings known to us to be contemplated by any governmental authority.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

17.
Commitments and contingencies (continued)

There are no material proceedings known to us, pending or contemplated, in which any of our directors, officers or affiliates or any of our principal security holders, or any associate of any of the foregoing, is a party or has an interest adverse to us.

18.
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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

18.
Revenue (continued)

Disaggregation of Revenue

The disaggregation of revenue is based on type of product and geographical region. The following table presents revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30, 2018			Three months ended June 30, 2017
	United States	International	Total	United States	International	Total

Devices	$16,893	$73,160	$90,053	$-	$-	$-
Applicators - new and refurbished	2,000	119,138	121,138	-	72,044	72,044
Distribution license	-	170,000	170,000	-	-	-
License fees	6,250	27,507	33,757	6,250	17,300	23,550
Warranty and repair	-	3,418	3,418	-	3,718	3,718
Other	-	25,575	25,575	-	4,661	4,661
Freight billed	-	9,269	9,269	-	7,072	7,072
	$25,143	$428,067	$453,210	$6,250	$104,795	$111,045

	Six months ended June 30, 2018			Six months ended June 30, 2017
	United States	International	Total	United States	International	Total

Devices	$133,340	$106,190	$239,530	$-	$62,210	$62,210
Applicators - new and refurbished	2,000	207,077	209,077	-	144,083	144,083
Distribution license	-	233,334	233,334	-	-	-
License fees	12,500	42,039	54,539	12,500	17,300	29,800
Warranty and repair	-	13,688	13,688	-	6,524	6,524
Other	-	29,027	29,027	-	4,359	4,359
Freight billed	-	18,287	18,287	-	13,638	13,638
	$147,840	$649,642	$797,482	$12,500	$248,114	$260,614

19.
Related party transactions

On February 13, 2018, the Company entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with PSWC and PS. The agreement provides for the purchase by PSWC and PS of dermaPACE System and related equipment sold by the Company and includes a minimum purchase of 100 units over 3 years. The agreement grants PSWC and PS limited but exclusive distribution rights to provide dermaPACE Systems to certain governmental healthcare facilities in exchange for the payment of certain royalties to the Company. Under the agreement, the Company is responsible for the servicing and repairs of such dermaPACE Systems and equipment. The agreement also contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions and other terms. The agreement also contains certain transfer restrictions on the stock of PSWC. Each of PS and PSWC is owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company.

During the period ended June 30, 2018, the Company recorded $135,340 in revenue from this related party. The Contract liabilities balance includes a balance of $53,682 and the Accrued expenses balance includes a balance of $130,478 from this related party.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

20.
Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. At June 30, 2018 and December 31, 2017, the Stock Incentive Plan reserved 32,500,000 and 22,500,000 shares of common stock for grant, respectively.

On June 18, 2018, the Company granted to a new employee options to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.40 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.3882 resulting in compensation expense of $11,646. Compensation cost was recognized upon grant.

On May 31, 2018, the Company granted to a new employee options to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.42 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.3879 resulting in compensation expense of $775,800. Compensation cost was recognized upon grant.

On April 1, 2018, the Company granted to a new employee options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.11 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the options had a fair value per share of $0.4932 resulting in compensation expense of $49,350. Compensation cost was recognized upon grant.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the six months ended June 30, 2018 and the year ended December 31, 2017:

	2018	2017
Weighted average expected life in years	5.0	5.0
Weighted average risk free interest rate	2.84%	1.76%
Weighted average volatility	134.00%	120.00%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $836,796 and $482,295 for the three months ended June 30, 2018 and 2017, respectively, and $836,796 and $482,295 for the six months ended June 30, 2018 and 2017, respectively.  There is no unrecognized compensation expense for unvested options.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

20.
Stock-based compensation (continued)

A summary of option outstanding as of June 30, 2018 and December 31, 2017, and the changes during the three and six months ended June 30, 2018, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2017	21,593,382	$0.31
Granted	-	$-
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at March 31, 2018	21,593,382	$0.31
Granted	2,130,000	$0.41
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at June 30, 2018	23,723,382	$0.32

Vested and exercisable at June 30, 2018	23,723,382	$0.32

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at June 30, 2018 and December 31, 2017, respectively. The aggregate intrinsic value for all vested and exercisable options was $5,499,071 and $2,073,641 at June 30, 2018 and December 31, 2017, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 7.14 and 7.37 years as of June 30, 2018 and December 31, 2017, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

21.
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

As a result of the net loss for the six months ended June 30, 2018 and 2017, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. The anti-dilutive equity securities totaled 129,986,141 shares and 97,388,222 shares at June 30, 2018 and 2017, respectively.

22.
Subsequent events

Conversion of 10% Convertible Promissory Notes

            On August 6, 2018, the Company issued 683,042 shares of restricted common stock upon the conversion of 10% Convertible Promissory Notes in the amount of $71,500 plus accrued interest of $3,635 at the conversion price of $0.11 per share per the 10% Convertible Promissory Notes agreement.

On July 20, 2018, the Company issued 954,545 shares of restricted common stock upon the conversion of 10% Convertible Promissory Notes in the amount of $100,000 plus accrued interest of $5,000 at the conversion price of $0.11 per share per the 10% Convertible Promissory Notes agreement.

On July 20, 2018, the Company issued 500,000 shares of common stock upon the partial conversion of 10% Convertible Promissory Notes in the amount of $55,000 at the conversion price of $0.11 per share per the 10% Convertible Promissory Notes agreement.

Cashless Warrant Exercise

On July 2, 2018, the Company issued 653,859 shares of common stock upon the cashless exercise of 909,091 Class N Warrants to purchase shares of stock for $0.11 per share based on a current market value of $0.3918 per share as determined under the terms of the Class N Warrant agreement.

Short term notes payable

On July 2, 2018 and July 30, 2018, the Company entered into short term notes payable with four individuals in the total principal amount of $99,750 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance.

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

On September 27, 2017, we entered into a binding term sheet with MundiMed Distribuidora Hospitalar LTDA (“MundiMed”), effective as of September 25, 2017, for a joint venture for the manufacture, sale and distribution of our dermaPACE device. Under the binding term sheet, MundiMed will pay the Company an initial upfront distribution fee, with monthly upfront distribution fees payable thereafter over the following eighteen months. Profits from the joint venture are distributed as follows: 45% to the Company, 45% to MundiMed and 5% each to LHS Latina Health Solutions Gestão Empresarial Ltda. and Universus Global Advisors LLC, who acted as advisors in the transaction. The initial upfront distribution fee was received on October 6, 2017.  Monthly upfront distribution fee payments have been received through May 2018.

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

On June 26, 2018, the Company entered into an Agreement with Johnfk Medical Inc. (“FKS”), effective as of June 14, 2018, pursuant to which the Company and FKS will enter into a joint venture for the manufacture, sale and distribution of the Company’s dermaPACE and orthoPACE devices. The Agreement provides that the parties will work together to enter into a definitive agreement over the next five months. Under the Agreement, FKS paid the Company a fee of $500,000 for initial distribution rights in Taiwan on June 22, 2018, with an additional fee of $500,000 for initial distribution rights in Singapore, Malaysia, Brunie, Cambodia, Myanmar, Laos, Indonesia, Thailand, Philippines and Vietnam (the “SEA Region”) to be paid in the third quarter of 2018.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities. We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $8,744,914 for the six months ended June 30, 2018 and $5,537,936 for the year ended December 31, 2017. These operating losses create uncertainty about our ability to continue as a going concern.

The continuation of our business is dependent upon raising additional capital during the third and fourth quarters of 2018 to fund operations. Management’s plans are to obtain additional capital in 2018 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, including through tender offers for the outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of June 30, 2018, we had an accumulated deficit of $113,716,298. Although the size and timing of our future operating losses are subject to significant uncertainty, we expect that operating losses may continue over the next few years as we prepare for the commercialization of the dermaPACE System for the treatment of diabetic foot ulcers but if we are able to successfully commercialize, market and distribute the dermaPACE System, then we hope to partially or completely offset these losses within the next few years. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Results of Operations for the Three Months ended June 30, 2018 and 2017 (Unaudited)

Revenues and Cost of Revenues

Revenues for the three months June 30, 2018 were $453,210, compared to $111,045 for the same period in 2017, an increase of $342,165, or 308%. Revenues resulted primarily from sales in the United States and Europe of our dermaPACE and orthoPACE devices and related applicators. The increase in revenues for 2018 was due to the higher sale of devices and both new and refurbished applicators in the United States and Europe as compared to the same period in 2017.

Cost of revenues for the three months ended June 30, 2018 were $166,643, compared to $24,695 for the same period in 2017. Gross profit as a percentage of revenues was 63% for the three months ended June 30, 2018, compared to 78% for the same period in 2017. The decrease in gross profit as a percentage of revenues in 2018 was due to the higher number of devices sold in 2018, which have a lower gross margin than building new and refurbishing applicators.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2018 were $368,377, compared to $437,909 for the same period in 2017, a decrease of $69,572, or 16%. Research and development costs include payments to third parties that relate to our products in clinical development and employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, quality assurance, and research and development departments. The decrease in research and development expenses was due to lower stock-based compensation expense and to lower consultant costs related to the FDA submission and follow up which was partially offset by the hiring of a full-time software engineers and an accrual of bonus for 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2018 were $2,030,799, as compared to $951,908 for the same period in 2017, an increase of $1,078,891, or 113%. The increase in general and administrative expenses was due to the hiring of a president and human resources director and the related stock-based compensation expense for stock options issued, higher travel costs, accrual of bonus, higher public company costs related to investor relations, higher costs related to leasing of product, and higher consultant fees related to the commercialization of dermaPACE.

Other Income (Expense)

Other income (expense) was a net expense of $766,512 the three months ended June 30, 2018, as compared to a net expense of $106,512 for the same period in 2017, an increase in other expense of $660,000. The increase in other expense for 2018 was mainly due to interest expense related to convertible promissory notes and was partially offset by gain on warrant valuation adjustment.

Provision for Income Taxes

At June 30, 2018, we had federal net operating loss carryforwards through the year ended December 31, 2017 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the three months ended June 30, 2018 was $2,888,259, or ($0.02) per basic and diluted share, compared to a net loss of $1,415,937, or ($0.01) per basic and diluted share, for the same period in 2017, an increase in the net loss of $1,472,322. The increase in the net loss for 2018 was primarily due to higher general and administrative expenses as noted above as well as higher interest expense related to convertible promissory notes and gain on warrant valuation adjustment.

We anticipate that our operating losses will continue over the next few years as we incur expenses related to commercialization of our dermaPACE system for the treatment of diabetic foot ulcers in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE system, we hope to partially or completely offset these losses in the future.

Results of Operations for the Six Months ended June 30, 2018 and 2017 (Unaudited)

Revenues and Cost of Revenues

Revenues for the six months June 30, 2018 were $797,482, compared to $260,614 for the same period in 2017, an increase of $536,868, or 206%. Revenues resulted primarily from sales in the United States and Europe of our dermaPACE and orthoPACE devices and related applicators. The increase in revenues for 2018 was due to the higher sale of devices and both new and refurbished applicators in the United States and Europe as compared to the same period in 2017.

Cost of revenues for the six months ended June 30, 2018 were $332,109, compared to $79,839 for the same period in 2017. Gross profit as a percentage of revenues was 58% for the six months ended June 30, 2018, compared to 69% for the same period in 2017. The decrease in gross profit as a percentage of revenues in 2018 was due to the higher number of devices sold in 2018, which have a lower gross margin than building new and refurbishing applicators.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2018 were $717,781, compared to $698,247 for the same period in 2017, an increase of $19,534, or 3%. Research and development costs include payments to third parties that relate to our products in clinical development and employee costs (salaries, payroll taxes, benefits, and travel) for employees of the regulatory affairs, quality assurance, and research and development departments. The increase in research and development expenses was due to the hiring of two full-time software engineers, stock based compensation expense for stock options issued, accrual of bonus, and consulting fees related to reimbursement strategy which was partially offset by lower consultant costs related to the FDA submission and follow up.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were $2,976,405, as compared to $1,400,514 for the same period in 2017, an increase of $1,575,891, or 113%. The increase in general and administrative expenses was due to the hiring of a president and human resources director and the related stock-based compensation expense for stock options issued, higher travel costs, accrual of bonus, recruiting fees for open positions, higher legal and accounting fees related to SEC filings and higher consultant fees related to the commercialization of dermaPACE.

Other Income (Expense)

Other income (expense) was a net expense of $5,501,907 the six months ended June 30, 2018, as compared to a net income of $20,595 for the same period in 2017, an increase in other expense of $5,522,502. The increase in other expense for 2018 was mainly due to interest expense related to convertible promissory notes and loss on warrant valuation adjustment.

Provision for Income Taxes

At June 30, 2018, we had federal net operating loss carryforwards through the year ended December 31, 2017 that will begin to expire in 2025. Our ability to use these net operating loss carryforwards to reduce our future federal income tax liabilities could be subject to annual limitations. In connection with possible future equity offerings, we may realize a “more than 50% change in ownership” which could further limit our ability to use our net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, we may not be able to take advantage of our net operating loss carryforwards for federal income tax purposes.

Net Loss

Net loss for the six months ended June 30, 2018 was $8,744,914, or ($0.06) per basic and diluted share, compared to a net loss of $1,909,469, or ($0.01) per basic and diluted share, for the same period in 2017, an increase in the net loss of $6,835,445. The increase in the net loss for 2018 was primarily due to higher general and administrative expenses as noted above as well as higher interest expense related to convertible promissory notes and loss on warrant valuation adjustment.

We anticipate that our operating losses will continue over the next few years as we incur expenses related to commercialization of our dermaPACE system for the treatment of diabetic foot ulcers in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE system, we hope to partially or completely offset these losses in the future.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $8,744,914 for the six months ended June 30, 2018 and $5,537,936 for the year ended December 31, 2017. These operating losses create uncertainty about our ability to continue as a going concern.

On December 29, 2017, the Company entered into a line of credit agreement with A. Michael Stolarski, a member of the Company's board of directors and an existing shareholder of the Company. The agreement established a line of credit in the amount of $370,000 with an annualized interest rate of 6%. On June 21, 2018, the Company made a payment of $144,500 on the line of credit. On June 26, 2018, the amount of the line of credit was increased by $280,500. The line of credit may be called for payment upon demand.  As of June 30, 2018, $133,200 was available for future borrowing under this agreement.

On January 26, 2018, the Company entered into a Master Equipment Lease with NFS Leasing Inc. ("NFS") to provide financing for equipment purchases to enable the Company to begin placing the dermaPACE System in the marketplace. This agreement provides for a lease line of up to $1,000,000 with a term of 36 months, and grants NFS a security interest in the Company's accounts receivable, tangible and intangible personal property and cash and deposit accounts of the Company. As of February 27, 2018, we were in default of Master Equipment Lease due to the sale of equipment purchased under the Master Lease Agreement to a third party, and as a result, and the note is callable by NFS or NFS could have notified the Company to assemble all equipment for pick up. The Master Equipment Lease was paid in full on June 27, 2018.

On June 26, 2018, the Company entered into an Agreement with Johnfk Medical Inc. (“FKS”), effective as of June 14, 2018, pursuant to which the Company and FKS will enter into a joint venture for the manufacture, sale and distribution of the Company’s dermaPACE and orthoPACE devices. Under this Agreement, FKS paid the Company a fee of $500,000 on June 22, 2018 for initial distribution rights in Taiwan. We expect to receive an additional fee of $500,000 for initial distribution rights in the SEA Region in the third quarter of 2018 under this Agreement. We have also recently entered into short term notes payable with various individuals to fund our operations. As of June 30, 2018, we had entered into short term notes payable in the principal amount of $42,500, each with an interest rate of 5% per annum and with principal and accrued interest due and payable six months from the date of issuance.

The continuation of our business is dependent upon raising additional capital during the third and fourth quarters of 2018 to fund operations. Management’s plans are to obtain additional capital in 2018 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, including through tender offers for the outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents decreased by $59,470 for the six months ended June 30, 2018 and decreased by $71,502 for the six months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, net cash used by operating activities was $1,598,202 and $572,492, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase of $1,025,710 in the use of cash for operating activities for the six months ended June 30, 2018, as compared to the same period for 2017, was primarily due to the increased operating expenses and decreased payables in 2018. Net cash used by investing activities for the six months ended June 30, 2018 consisted of purchase of property and equipment of $13,612. Net cash provided by financing activities for the six months ended June 30, 2018 was $1,563,313, which consisted of $1,159,785 from the issuance of convertible promissory notes, $38,528 from the exercise of warrants, $136,000 net increase in line of credit, $85,000 from the issuance of short term notes payable and $144,000 from an advance from related party. Net cash provided by financing activities for the six months ended June 30, 2017 was $514,757, which consisted of $421,690 from advances from related parties and $93,067 from exercise of warrants.

Segment and Geographic Information

We have determined that we have one operating segment. Our revenues are generated from sales in United States, Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States and all significant assets are located in the United States.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Acting Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2018. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 29, 2018, our disclosure controls and procedures were not effective as of December 31, 2017 because of the “material weakness” described below. Such material weaknesses have not yet been fully remediated and continue to impact the effectiveness of our disclosure controls and procedures.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 29, 2018, as of December 31, 2017, management concluded that we had three material weaknesses in our internal control over financial reporting process. The first material weakness was due to the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements. The second material weakness was due to the lack of internal resources to analyze and properly apply generally accepted accounting principle to accounting for equity components of service agreements with select vendors. The third material weakness was due to the lack of internal expertise and resources to ensure that generally accepted accounting principle disclosures are complete and accurate. As a result, management concluded that our internal control over reporting was not effective as of December 31, 2017 and June 30, 2018.

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

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For a description of our material legal proceedings, see “Litigation” in Note 17 “Commitments and Contingencies” in the notes to our condensed consolidated financial statements, which is incorporated herein by reference.

Item 6.      EXHIBITS

Exhibit No.	Description

10.1	Offer Letter, dated as of April 15, 2018, by and between SANUWAVE Health, Inc. and Shri Parikh (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 7, 2018).

10.2	Agreement, dated June 14, 2018, by and among the Company and Johnfk Medical Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2018).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

______________________________________________________________
* Filed herewith.
** Furnished herewith.
† XBRL-related documents are not deemed filed for purposes of section 11 of the Securities Act of 1933, as amended, section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject the liabilities of these sections, and are not part of any registration statement to which they relate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: August 14, 2018	By:	/s/ Kevin A. Richardson, II
	Name:	Kevin A. Richardson, II
	Title:	Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 14, 2018

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	August 14, 2018