Form 10-K
period 2018-12-31
SANUWAVE Health, Inc.
filed 2019-04-01
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $63.4 million.

As of March 28, 2019, there were issued and outstanding 160,322,580 shares of the registrant’s common stock.

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

Item 1. BUSINESS

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies and was cleared by the U.S. Food and Drug Administration (FDA) on December 28, 2017.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. In 2018, we started marketing our dermaPACE System for sale in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

Our lead product candidate for the global wound care market, dermaPACE, has received FDA clearance for commercial use to treat diabetic foot ulcers in the United States and the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our orthoPACE®, OssaTron, and Evotron® devices in Europe and Asia.

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

We were formed as a Nevada corporation in 2004. We maintain a public internet site at www.sanuwave.com. The information on our websites is not part of this Annual Report on Form 10-K.

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

Clinical Studies

A dosage study has been developed for launch in Poland to optimize dermaPACE system treatment dosage for producing a more rapid reduction in size of a diabetic foot ulcer (“DFU”).  The focus will be on increasing the number of shock waves delivered per treatment, as a function of DFUs area.  To determine the dosage necessary, three new distinctive regimens will be assessed during the study.  This study is expected to start in April 2019 and to be finalized late in the third quarter of 2019.

A post-market pilot study to evaluate the effects of high energy acoustic shock wave therapy on local skin perfusion and healing of DFUs will be conducted at two sites:  one in New Jersey and one in California. The intent of this trial is to quantify the level of increased perfusion and oxygenation during and after treatment with the dermaPACE system. Enrollment and first patient treatment is expected in April 2019.

Growth Opportunity in Wound Care Treatment

We are focused on the development of products that treat unmet medical needs in large market opportunities. Our FDA approval in the United States for our lead product candidate, dermaPACE, is the first step in providing an option to a currently unmet need in the treatment of diabetic foot ulcers. Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions. Based on our research, foot ulcerations are one of the leading causes of hospitalization in diabetic patients and lead to billions of dollars in health care expenditures annually. According to a 2015 report by the Centers for Disease Control and Prevention, approximately 30.3 million people (diagnosed and undiagnosed), roughly 9.4% of the United States population, have diabetes and 1.5 million new cases of diabetes were diagnosed in people aged 18 years or older in 2015. According to the same study, approximately 25% of diabetics will develop a DFU during their lifetime. Foot ulcers are a significant complication of diabetes mellitus and often precede lower-extremity amputation. The most frequent underlying etiologies are neuropathy, trauma, deformity, high plantar pressures, and peripheral arterial disease. Over 50% of DFUs will become infected, resulting in high rates of hospitalization, increased morbidity and potential lower extremity amputation. Diabetic foot infections (“DFI”) are one of the most common diabetes related cause of hospitalization in the United States, accounting for 20% of all hospital admissions. Readmission rates for DFI patients are approximately 40% and nearly one in six patients die within 1 year of their infection. In a large prospective study of patients with DFU, the presence of infection increased the risk of a minor amputation by 50% compared to ulcer patients without infection. DFUs account for more than half of the non-traumatic lower-extremity amputations in the world. In June 2006, Advanced Medical Technology Association (“AdvaMed”) estimated that chronic leg wounds (ulcers) account for the loss of many workdays per year, at a cost of approximately $20.8 billion in lost productivity. Advanced, cost-effective treatment modalities for diabetes and its comorbidities, including diabetic foot ulcers, are in great need globally, yet in short supply. According to the International Diabetes Federation 2017 Global Fact Sheet, 1 in 11 adults has diabetes (approximately 425 million people) and 12% of global health expenditure is spent on diabetes (approximately $727 billion).

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

According to AdvaMed and Centers for Medicare & Medicaid Services data from 2006 and our internal projections, the United States advanced wound healing market for the dermaPACE is estimated at $20 billion, which includes diabetic foot ulcers, pressure sores, burns and traumatic wounds, and chronic mixed leg ulcers. We also believe there are significant opportunities in the worldwide orthopedic and spine markets, driven by aging baby boomers and their desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.

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

Strategy

Our primary objective is to be a leader in the development and commercialization of our acoustic pressure shock wave technology for regenerative medicine and other applications. Our initial focus is regenerative medicine utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. Our lead regenerative product in the United States is the dermaPACE device for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies and cleared by the FDA on December 28, 2017.

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

We initially focused on obtaining FDA approval in the United States for our lead product candidate, dermaPACE, for the treatment of diabetic foot ulcers, which we believe represents a large, unmet need. On December 28, 2017, the FDA notified the Company to permit the marketing of the dermaPACE System for the treatment of diabetic foot ulcers in the United States. We began the commercialization of dermaPACE in the United States in 2018 through strategic partnerships and will begin commercialization of the product ourselves in 2019. For example, in February 2018, we entered into an agreement with Premier Shockwave Wound Care, Inc. (“PSWC”) and Premier Shockwave, Inc. (“PS”) for the purchase by PSWC and PS of dermaPACE Systems and related equipment sold by us, including a minimum purchase of 100 units over 3 years, and granting PSWC and PS limited but exclusive distribution rights to provide dermaPACE Systems to certain government healthcare facilities in exchange for the payment of certain royalties to us. PSWC is a related party since it is owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company.

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

We pay consulting fees to certain members of our scientific advisory board for the services they provide to us, in addition to reimbursing them for incurred expenses. The amounts vary depending on the nature of the services. We paid our advisors aggregate consulting fees through the issuance of stock options in 2018 and 2017 and recorded stock-based compensation expense of $164,800 and $40,884 for the years ended December 31, 2018 and 2017, respectively.

Sales, Marketing and Distribution

Following FDA approval in December 2017, we intend to seek a development and/or commercialization partnership, or to commercialize the product ourselves. Outside the United States, we retain distributors to represent our products in selective international markets. These distributors have been selected based on their existing business relationships and the ability of their sales force and distribution capabilities to effectively penetrate the market with our PACE product line. We rely on these distributors to manage physical distribution, customer service and billing services for our international customers. Three distributors and partners accounted for 33%, 23% and 11% of revenues for the year ended December 31, 2018, and 24%, 60% and 7% of accounts receivable at December 31, 2018. Three distributors accounted for 8%, 38% and 24% of revenues for the year ended December 31, 2017, and 69%, 17% and 0% of accounts receivable at December 31, 2017.

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

Our facility in Suwanee, Georgia consists of 10,177 square feet and provides office, research and development, quality control, production and warehouse space. It is a FDA registered facility and is ISO 13485 certified (for meeting the requirements for a comprehensive management system for the design and manufacture of medical devices).

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

Under our license to HealthTronics, we reserve exclusive rights in our purchased portfolio as to orthopedic, tendonopathy, skin wounds, cardiac, dental, neural medical conditions and to all conditions in animals (Ortho Field). HealthTronics receives field-exclusive and sublicensable rights under the purchased portfolio as to (1) certain HealthTronics lithotripsy devices in all fields other than the Ortho Field, and (2) all products in the treatment of renal, ureteral, gall stones and other urological conditions (Litho Field). HealthTronics also receives non-exclusive and non-sublicensable rights in the purchased portfolio as to any products in all fields other than the Ortho Field and Litho Field. Refer to section “Contractual Obligations” for information on the default of our loan with HealthTronics.

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

Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products and product candidates, or to obtain and use information that we regard as proprietary. In enforcement proceedings in Switzerland, we assisted HealthTronics as an informer of misappropriation by a Swiss company called SwiTech and related third parties of intellectual property rights in legacy proprietary software and devices relating to assets we purchased from HealthTronics in August 2005. As a result of this action, SwiTech was forced into bankruptcy. We also pursued the alleged misappropriation by another Swiss company called SwiTalis and related third parties of intellectual property rights in legacy proprietary software and devices relating to assets we purchased from HealthTronics in August 2005. In 2016, SwiTalis claimed copyright rights on the High Voltage Modules that were used in our devices and the old line of Pulse Vet devices during the manufacturing process at Swisstronics in Switzerland. At this time, however, no such court action against Swisstronics is pending in Switzerland and we believe that it is unlikely that SwiTalis will pursue their earlier allegations against Swisstronics and, indirectly, us. In 2017, we abandoned our action against SwiTalis. There can be no assurance, however, that future claims or lawsuits against us may not be brought, and such present or future actions against violations of our intellectual property rights may result in us incurring material expense and divert the attention of management.

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

The initial phase of establishing a professional billing code for a medical service typically includes applying for a CPT Category III code for both hospital and in-office procedures. This is a tracking code without relative value assigned that allows third party payers to identify and monitor the service as well as establish value if deemed medically necessary. The process includes CPT application submission, clinical discussion with Medical Professional Society CPT advisors as well as American Medical Association (AMA) CPT Editorial Panel review. A new CPT Category III code will be assigned if the AMA CPT Editorial Panel committee deems it meets the applicable criteria and is appropriate. In 2018, we applied for two, new CPT Category III codes for extracorporeal shock wave therapy (ESWT) in wound healing. These codes were published by AMA/CPT for use beginning January 1, 2019.

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

Employees

As of March 28, 2019, we had a total of fourteen full time employees and two temporary employees in the United States. Of these, eight were engaged in research and development which includes clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $11,631,394 and $5,537,936 for the years ended December 31, 2018 and 2017, respectively. These operating losses and the events of default on the notes payable to HealthTronics, Inc., the Company’s convertible promissory notes and the Company’s short term notes payable create uncertainty about our ability to continue as a going concern.

At December 31, 2018, we had cash and cash equivalents totaling $364,549 and negative working capital of $15,403,609. For the years ended December 31, 2018 and 2017, our net cash used by operating activities was $3,621,172 and $1,528,971, respectively. Management expects the cash used in operations for the Company will be approximately $225,000 to $300,000 per month for the first half of 2019 and $275,000 to $350,000 per month for the second half of 2019 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of non-medical uses of our technology.

The continuation of our business is dependent upon raising additional capital to fund operations. Management’s plans are to obtain additional capital in 2019 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In addition, we may have potential liability for certain sales, offers or issuances of equity securities of the Company in possible violation of federal securities laws. Pursuant to a Registration Statement on Form S-1 (Registration No. 333-208676), declared effective on February 16, 2016 (the “2016 Registration Statement”), the Company sought to register: a primary offering of up to $4,000,000 units, the Common Stock included as part of the units, the warrants included as part of the units, and the Common Stock issuable upon exercise of such warrants; a primary offering of up to $400,000 placement agent warrants and the Common Stock issuable upon exercise of such placement agent warrants; and a secondary offering of 23,545,144 shares of Common Stock held by certain selling stockholders named in the 2016 Registration Statement. The SEC Staff’s interpretations provides that, when an issuer is registering units composed of common stock, common stock purchase warrants, and the common stock underlying the warrants, the registration fee is based on the offer price of the units and the exercise price of the warrants. The registration fee paid did include the fee based on the offer price of the units, allocated to the unit line item in the fee table. Although the fee table in the 2016 Registration Statement included a line item for the Common Stock underlying the warrants, the Company did not include in that line item the fee payable based on the exercise price of $0.08 per share for such warrants, which amount should have been allocated to such line item based on the SEC Staff’s interpretations. As a result, a portion of the securities intended to be registered by the 2016 Registration Statement was not registered. In addition, in a post-effective amendment to the 2016 Registration Statement filed on September 23, 2016, too many placement agent warrants were inadvertently deregistered. The post-effective amendment stated that the Company had issued $180,100, based on 2,251,250 Class L warrants issued with a $0.08 exercise price of warrants to the placement agent and therefore deregistered $219,900, based on 2,748,750 Class L warrants issued with a $0.08 exercise price of placement agent warrants from the $400,000, based on 5,000,000 Class L warrants issued with a $0.08 exercise price total offering amount included in the Registration Statement. The actual warrants issued to the placement agent totaled $240,133.36, based on 3,001,667 Class L warrants issued with a $0.08 exercise price, and only $159,867, based on 1,998,338 Class L warrants issued with a $0.08 exercise price should have been deregistered in such post-effective amendment. To the extent that we have not registered or failed to maintain an effective registration statement with respect to any of the transactions in securities described above and with respect to our ongoing offering of shares of Common Stock underlying the warrants, and a violation of Section 5 of the Securities Act did in fact occur or is occurring, eligible holders of our securities that participated in these offerings would have a right to rescind their transactions, and the Company may have to refund any amounts paid for the securities, which could have a materially adverse effect on the Company’s financial condition. Eligible securityholders have not filed a claim against the Company alleging a violation of Section 5 of the Securities Act with respect to these transactions, but they could file a claim in the future. Furthermore, the ongoing offering of and issuance of shares of Common Stock underlying certain of our warrants from the 2016 Registration Statement may have been, andmay continue to be, in violation of Section 5 of the Securities Act and the rules and regulations under the Securities Act, because we did not update the prospectus in the 2016 Registration Statement for a period of time after the 2016 Registration Statement was declared effective and because our reliance on Rule 457(p) under the Securities Act in an amendment to our Registration Statement on Form S-1 (Registration No. 333-213774) filed on September 23, 2016 effected a deregistration of the securities registered under the 2016 Registration Statement. Eligible securityholders have not filed a claim against the Company alleging a violation of Section 5 of the Securities Act, but they could file such a claim in the future. If a violation of Section 5 of the Securities Act did in fact occur or is occurring, eligible securityholders would have a right to rescind their transactions, and the Company may have to refund any amounts paid the securities, which could have a materially adverse effect on the Company’s financial condition.

We have a history of losses and we may continue to incur losses and may not achieve or maintain profitability.

For the year ended December 31, 2018, we had a net loss of $11,631,394 and used $3,621,172of cash in operations. For the year ended December 31, 2017, we had a net loss of $5,537,936 and used $1,528,971 of cash in operations. As of December 31, 2018, we had an accumulated deficit of $116,602,778 and a total stockholders' deficit of $15,356,099. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses as we continue to incur expenses related to commercialization of the dermaPACE System and research and development of the non-medical uses of the PACE technology. Even if we succeed in developing and commercializing the dermaPACE System or any other product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

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

Our strategy for the development, testing, manufacturing, and commercialization of our technology for non-medical uses generally relies on establishing and maintaining collaborations with licensors and other third parties. We may not be able to obtain, maintain or expand these or other licenses and collaborations or establish additional licensing and collaboration arrangements necessary to develop and commercialize our product candidates. Even if we are able to obtain, maintain or establish licensing or collaboration arrangements, these arrangements may not be on favorable terms and may contain provisions that will restrict our ability to develop, test and market our product candidates. Furthermore, our licensing and collaboration agreements are subject to counterparty risk, and to the extent the licensors or other third parties that we enter into licensing, joint venture or other collaboration arrangements with face operational, regulatory or financial difficulties, and to the extent we are unable to find suitable alternative counterparties in a timely manner, if at all, our business and results of operations could be materially adversely affected. Any failure to obtain, maintain or establish licensing or collaboration arrangements on favorable terms could adversely affect our business prospects, financial condition or ability to develop and commercialize our technology for non-medical uses.

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

Many of our product component materials are only produced by a single supplier for such product component. If we are unable to obtain product component materials and other products from our suppliers that we depend on for our operations, or find suitable replacement suppliers, our ability to deliver our products to market will likely be impeded, which could have a material adverse effect on us.

We depend on suppliers for product component materials and other components that are subject to stringent regulatory requirements. Many of our product component materials are only produced by a single supplier for such product component, and the loss of any of these suppliers could result in a disruption in our production. If this were to occur, it may be difficult to arrange a replacement supplier because certain of these materials may only be available from one or a limited number of sources. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors. In addition, establishing additional or replacement suppliers for these materials may take a substantial period of time, as certain of these suppliers must be approved by regulatory authorities.

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

We currently sell our products through distributors and partners whose sales account for the majority of our revenues and accounts receivable. Our business and results of operations could be adversely affected by any business disruptions or credit or other financial difficulties experienced by such distributors or partners.

A majority of our revenues, and a majority of our accounts receivable, are from distributors and partners. Three distributors and partners accounted for 33%, 23% and 11% of revenues for the year ended December 31, 2018, and 24%, 60% and 7% of accounts receivable at December 31, 2018. Three distributors and partners accounted for 8%, 38% and 24% of revenues for the year ended December 31, 2017, and 69%, 17% and 0% of accounts receivable at December 31, 2017. To the extent that our distributors or partners experience any business disruptions or credit or other financial difficulties, our revenues and the collectability of our accounts receivable could be negatively impacted. If we are unable to establish, on a timely basis, relationships with new distributors or partners, our business and results of operations could be negatively impacted.

We have identified control deficiencies in our internal control over financial reporting that constitute a material weakness in our internal control over financial reporting. If we are unable to remediate these control deficiencies including this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, which could cause investors to lose confidence in our reported financial information and thereby adversely affect the market price of our common stock.

                As disclosed in Item 9A of this Annual Report on Form 10-K, management concluded that we had three material weaknesses in our internal control over financial reporting process. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. The first material weakness is due to the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements. The second material weakness is due to the lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for equity components of service agreements with select vendors. Management believes the material weaknesses identified above were due to the complex and non-routine nature of the Company’s complex financial instruments and derivatives, as well as lack of internal resources and expertise. The third material weakness relates to our information technology infrastructure. This material weakness is due to cybersecurity breaches from email spoofing, which occurred in 2019.

                As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018 and our disclosure controls and procedures were not effective as of December 31, 2018. Certain of these control deficiencies were also in existence as of December 31, 2017, but we are actively engaged in developing and implementing remedial measures designed to address these control deficiencies including the identified material weakness, but we have not remedied these matters as of the date of this Annual Report on Form 10-K and can provide no assurance that we will be successful in remediating these deficiencies or the material weakness in a timely manner, or at all, or that we will not identify additional deficiencies and material weaknesses in the future. If our remedial measures are insufficient to address these deficiencies or the material weakness, or if additional material weaknesses or deficiencies in our internal control over financial reporting are discovered or occur in the future, we may not be able to accurately or timely report our financial condition or results of operations, which could cause investors to lose confidence in our reported financial information and thereby adversely affect the perception of our business and the market price of our common stock. See “Item 9A—Controls and Procedures.”

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

As a small company with sixteen employees, our success depends on the continuing contributions of our management team and qualified personnel. Turnover, transitions or other disruptions in our management team and personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. Our success depends in large part on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical, biotechnology and medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

We rely to a large extent upon sophisticated information technology systems to operate our businesses, some of which are managed, hosted, provided and/or used by third parties or their vendors. We collect, store and transmit large amounts of confidential information, and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact our operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience, and in some cases have experienced in the past, a business interruption, theft of confidential information, financial theft, or reputational damage from industrial espionage attacks, malware, spoofing or other cyber-attacks, which may compromise our system infrastructure, lead to data leakage, either internally or at our third-party providers, or materially adversely impact our financial condition. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

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

Uncertainty surrounding and future changes to healthcare law in the United States may have a material adverse effect on us.

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

                However, some of the provisions of the PPACA have yet to be fully implemented and certain provisions have been subject to judicial and Congressional challenges. Furthermore, President Trump has vowed to repeal the PPACA, and it is uncertain whether new legislation will be enacted to replace the PPACA. On January 20, 2017, President Trump signed an executive order stating that the administration intended to seek prompt repeal of the healthcare reform law, and, pending repeal, directed the U.S. Department of Health and Human Services and other executive departments and agencies to take all steps necessary to limit any fiscal or regulatory burdens of the healthcare reform law. On October 12, 2017, President Trump signed another executive order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the healthcare reform law. The U.S. Congress has also made several attempts to repeal or modify the healthcare reform law. In the coming years, there may continue to be additional proposals relating to the reform of the United States healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations may also implicate the False Claims Act. If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to liability under the federal False Claims Act, including criminal and/or civil penalties, loss of licenses and exclusion from the Medicare and Medicaid programs. The False Claims Act prohibits individuals and companies from knowingly submitting false claims for payments to, or improperly retaining overpayments from, the government.

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

On January 12, 2016, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series B Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 293 shares of our preferred stock as Series B Convertible Preferred Stock. The 293 shares of Series B Convertible Preferred Stock were converted to 3,657,278 shares of Common Stock on April 29, 2016. Although we have no shares of preferred stock currently outstanding and no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our operations, production and research and development office is in a leased facility in Suwanee, Georgia, consisting of 10,177 square feet of space under a lease which expires on December 31, 2021. Under the terms of the lease, we pay monthly rent of $14,651, subject to a 3% adjustment on an annual basis.

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

Holders of Common Stock

As of March 28, 2019, there were 149 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$0.00	-
Equity compensation plans not approved by security holders	31,703,385	$0.29	4,628,281
Total	31,703,385	$0.29	4,628,281

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

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions. These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. In 2018, we started marketing our dermaPACE System for sale in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific.

Our lead product candidate for the global wound care market, dermaPACE, has received FDA clearance for commercial use to treat diabetic foot ulcers in the United States and the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III PMA approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe and Asia.

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

On September 27, 2017, we entered into a binding term sheet with MundiMed Distribuidora Hospitalar LTDA (“MundiMed”), effective as of September 25, 2017, for a joint venture for the manufacture, sale and distribution of our dermaPACE device. Under the binding term sheet, MundiMed will pay the Company an initial upfront distribution fee, with monthly upfront distribution fees payable thereafter over the following eighteen months. Profits from the joint venture are distributed as follows: 45% to the Company, 45% to MundiMed and 5% each to LHS Latina Health Solutions Gestão Empresarial Ltda. and Universus Global Advisors LLC, who acted as advisors in the transaction. The initial upfront distribution fee was received on October 6, 2017. Monthly upfront distribution fee payments have been received through May 2018. In August 2018, MundiMed advised the Company that it did not anticipate being able to make further payments under the binding term sheet due to operational and cash flow difficulties. On September 14, 2018, the Company sent a letter to MundiMed informing them of a breach in our agreement regarding payment of the upfront distribution fee. On September 28, 2018, the Company received a response letter stating that the Company was in default of the agreement. On October 9, 2018, the Company sent MundiMed a letter of termination of the agreement effective as of October 8, 2018. The Company is currently in discussions with a new partner to take over this agreement for the marketing and distribution of its products in Brazil.

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

The Company entered into short term notes payable with twenty-four individuals between June 26, 2018 and March 13, 2019 in the total principal amount of $2,835,525 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance or receipt of notice of warrant exercise. On December 26, 2018, the Company defaulted on the short term notes payable issued on June 26, 2018 and began accruing interest at the default interest rate of 10%. On January 2, 2019, the Company defaulted on the short term notes payable issued on July 2, 2018 and began accruing interest at the default interest rate of 10%. On January 30, 2019, the Company defaulted on the short term notes payable issued on July 30, 2018 and began accruing interest at the default interest rate of 10%.

On October 10, 2018, the Company entered into short term notes payable with Shri P. Parikh, the President of the Company, in the total principal amount of $100,000 with an interest rate of 5% per annum. The principal and accrued interest are due and payable on the earlier of (i) one day after receipt of payment from Johnfk Medical Inc., (ii) six months from the date of issuance and (iii) the acceleration of the maturity of the short term note by the holder upon the occurrence of an event of default.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities. We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $11,631,394 and $5,537,936 for the years ended December 31, 2018 and 2017, respectively. These factors and the events of default on the notes payable to HealthTronics, Inc., the Company’s convertible promissory notes and the Company’s short term notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date.

The continuation of our business is dependent upon raising additional capital to fund operations. Management’s plans are to obtain additional capital in 2019 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. . Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of December 31, 2018, we had an accumulated deficit of $116,602,778. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we incur expenses related to commercialization of our dermaPACE system for the treatment of diabetic foot ulcers in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE system, then we hope to partially or completely offset these losses in the future. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

Revenue Recognition

Refer to Notes 6 and 17 to the accompanying consolidated financial statements.

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

Results of Operations for the Years ended December 31, 2018 and 2017

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2018 were $1,850,060, compared to $738,527 for the same period in 2017, an increase of $1,111,533, or 151%. Revenue resulted primarily from sales in Europe and Asia/Pacific of our orthoPACE devices and related applicators, sales in the United States and Asia/Pacific of our dermaPACE devices and related applicators and upfront distribution fee from our Southeast Asia distribution agreement with FKS. The increase in revenue for 2018 is primarily due to initial sales of dermaPACE devices in the United States, an increase in sales of orthoPACE devices in Asia/Pacific and the European Community, as compared to the prior year, as well as higher sales of new applicators.

Cost of revenues for the year ended December 31, 2018 were $693,664, compared to $241,970 for the same period in 2017. Gross profit as a percentage of revenues was 63% for the year ended December 31, 2018, compared to 67% for the same period in 2017. The decrease in gross profit as a percentage of revenues in 2018 was primarily due to reduced margin on sales of devices to distribution partners and increase in new applicators which have a lower margin and higher shipping costs. This was partially offset by increased revenue for refurbishment license and upfront distribution fee which have little or no related cost, as compared to 2017.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2018 were $1,663,838, compared to $1,292,531 for the same period in 2017, an increase of $371,307, or 29%. The increase in research and development expenses in 2018, as compared to 2017, was due to an increase in salary and benefits of $263,628 as a result of hiring and contracting for temporary services and increased consulting expenses of $72,972 related to our insurance reimbursement strategy for the commercialization of dermaPACE.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2018 were $6,650,484, as compared to $3,004,403 for the same period in 2017, an increase of $3,646,081, or 121%. The increase in general and administrative expenses in 2018, as compared to 2017, was due to an increase in salary and benefits and recruitment fees related to new hires of $1,062,594, increased legal costs of $196,845 associated with SEC filings and patent issuance and maintenance, increased travel of $156,986 related to tradeshows and joint venture with FKS, and increased non-cash stock based compensation of $1,696,665 related to stock option and stock warrants issued in 2018 to new and existing employees.

Depreciation

Depreciation for the year ended December 31, 2018 was $22,332, compared to $24,069 for the same period in 2017, a decrease of $1,737, or 7%. The decrease was due to the lower depreciation related to devices as some devices were fully depreciated throughout the year.

Other Income (Expense)

Other income (expense) was a net expense of $4,451,136 for the year ended December 31, 2018 as compared to a net expense of $1,713,490 for the same period in 2017, an increase of $2,737,646, or 160%, in the net expense. The increase was primarily due to increased interest expense, beneficial conversion discount and debt discount related to the convertible promissory notes issued in the fourth quarter of 2017 and first quarter of 2018, as well as increased interest expense as a result of issuance of short term notes payable in the fourth quarter of 2018. In addition, the net expense in 2018 included a non-cash gain of $55,376 for a valuation adjustment on outstanding warrants, as compared to a non-cash loss of $568,729 for a valuation adjustment on outstanding warrants in 2017.

Net Loss

Net loss for the year ended December 31, 2018 was $11,631,394, or ($0.08) per basic and diluted share, compared to a net loss of $5,537,936, or ($0.04) per basic and diluted share, for the same period in 2017, an increase in the net loss of $6,093,458, or 110%. The increase in the net loss was primarily a result of increase in operating expenses and interest expense as explained above.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $11,631,394 and $5,537,936 for the years ended December 31, 2018 and 2017, respectively. These factors and the events of default on the notes payable to HealthTronics, Inc., the Company’s convertible promissory notes and the Company’s short term notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date.

The continuation of our business is dependent upon raising additional capital to fund operations. Management expects the cash used in operations for the Company will be approximately $225,000 to $300,000 per month for the first half of 2019 and $275,000 to $350,000 per month for the second half of 2019 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of non-medical uses of our technology. Management’s plans are to obtain additional capital in 2019 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

 In addition, we may have potential liability for certain sales, offers or issuances of equity securities of the Company in possible violation of federal securities laws. Pursuant to a Registration Statement on Form S-1 (Registration No. 333-208676), declared effective on February 16, 2016 (the “2016 Registration Statement”), the Company sought to register: a primary offering of up to $4,000,000 units, the Common Stock included as part of the units, the warrants included as part of the units, and the Common Stock issuable upon exercise of such warrants; a primary offering of up to $400,000 placement agent warrants and the Common Stock issuable upon exercise of such placement agent warrants; and a secondary offering of 23,545,144 shares of Common Stock held by certain selling stockholders named in the 2016 Registration Statement. The SEC Staff’s interpretations provide that, when an issuer is registering units composed of common stock, common stock purchase warrants, and the common stock underlying the warrants, the registration fee is based on the offer price of the units and the exercise price of the warrants. The registration fee paid did include the fee based on the offer price of the units, allocated to the unit line item in the fee table. Although the fee table in the 2016 Registration Statement included a line item for the Common Stock underlying the warrants, the Company did not include in that line item the fee payable based on the exercise price of $0.08 per share for such warrants, which amount should have been allocated to such line item based on the SEC Staff’s interpretations. As a result, a portion of the securities intended to be registered by the 2016 Registration Statement was not registered. In addition, in a post-effective amendment to the 2016 Registration Statement filed on September 23, 2016, too many placement agent warrants were inadvertently deregistered. The post-effective amendment stated that the Company had issued $180,100, based on 2,251,250 Class L warrants issued with a $0.08 exercise price of warrants to the placement agent and therefore deregistered $219,900, based on 2,748,750 Class L warrants issued with a $0.08 exercise price of placement agent warrants from the $400,000, based on 5,000,000 Class L warrants issued with a $0.08 exercise price total offering amount included in the Registration Statement. The actual warrants issued to the placement agent totaled $240,133.36, based on 3,001,667 Class L warrants issued with a $0.08 exercise price, and only $159,867, based on 1,998,338 Class L warrants issued with a $0.08 exercise price should have been deregistered in such post-effective amendment. To the extent that we have not registered or failed to maintain an effective registration statement with respect to any of the transactions in securities described above and with respect to our ongoing offering of shares of Common Stock underlying the warrants, and a violation of Section 5 of the Securities Act did in fact occur or is occurring, eligible holders of our securities that participated in these offerings would have a right to rescind their transactions, and the Company may have to refund any amounts paid for the securities, which could have a materially adverse effect on the Company’s financial condition. Eligible securityholders have not filed a claim against the Company alleging a violation of Section 5 of the Securities Act with respect to these transactions, but they could file a claim in the future. Furthermore, the ongoing offering of and issuance of shares of Common Stock underlying certain of our warrants from the 2016 Registration Statement may have been, and may continue to be, in violation of Section 5 of the Securities Act and the rules and regulations under the Securities Act, because we did not update the prospectus in the 2016 Registration Statement for a period of time after the 2016 Registration Statement was declared effective and because our reliance on Rule 457(p) under the Securities Act in an amendment to our Registration Statement on Form S-1 (Registration No. 333-213774) filed on September 23, 2016 effected a deregistration of the securities registered under the 2016 Registration Statement. Eligible securityholders have not filed a claim against the Company alleging a violation of Section 5 of the Securities Act, but they could file such a claim in the future. If a violation of Section 5 of the Securities Act did in fact occur or is occurring, eligible securityholders would have a right to rescind their transactions, and the Company may have to refund any amounts paid the securities, which could have a materially adverse effect on the Company’s financial condition.

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

On June 26, 2018, the Company entered into an agreement with Johnfk Medical Inc. (“FKS”), effective as of June 14, 2018, pursuant to which the Company and FKS committed to enter into a joint venture for the manufacture, sale and distribution of the Company’s dermaPACE and orthoPACE devices. On September 21, 2018, the Company entered into a joint venture agreement with FKS setting forth the terms of the operation, management and control of a joint venture entity initially with the name of Holistic Health Institute Pte. Ltd., a private limited company to be incorporated in the Republic of Singapore, but with such company name subject to confirmation by Singapore Government. On November 9, 2018, the joint venture entity was incorporated in the Republic of Singapore with the name of Holistic Wellness Alliance Pte. Ltd. Under the terms of the June 2018 agreement, FKS paid the Company a fee of $500,000 on June 22, 2018 for initial distribution rights in Taiwan. An additional fee of $500,000 for initial distribution rights in the SEA Region will be received in installments. The first two installments of $50,000 have been received and the remaining $400,000 is expected to be received in April 2019.

The Company entered into short term notes payable with twenty-four individuals between June 26, 2018 and March 13, 2019 in the total principal amount of $2,835,525 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance or receipt of notice of warrant exercise. On December 26, 2018, the Company defaulted on the short term notes payable issued on June 26, 2018 and began accruing interest at the default interest rate of 10%. On January 2, 2019, the Company defaulted on the short term notes payable issued on July 2, 2018 and began accruing interest at the default interest rate of 10%. On January 30, 2019, the Company defaulted on the short term notes payable issued on July 30, 2018 and began accruing interest at the default interest rate of 10%.

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

For the years ended December 31, 2018 and 2017, net cash used by operating activities was $3,621,172 and $1,528,971, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the year ended December 31, 2018, as compared to the same period for 2017, of $2,092,201, or 137%, was primarily due to the increase in accounts payable, accrued employee compensation and accrued expenses of $803,561 and increase in interest payable, related parties of $485,875. Net cash used by investing activities in 2018 was $42,888 as compared to net cash used by investing activities in 2017 of $0. The increase in cash used by investing activities is due to the purchase of property and equipment. Net cash provided by financing activities for the year ended December 31, 2018 was $3,317,510, which primarily consisted of the proceeds from short term notes of $1,637,497, net proceeds from convertible promissory notes of $1,159,785, proceeds from related party line of credit of $480,000, proceeds from advances from related parties of $144,000 and proceeds from warrant exercises of $40,728 which was offset by payment on related party line of credit of $144,500. Net cash provided by financing activities for the year ended December 31, 2017 was $2,117,298, which primarily consisted of the net proceeds from convertible promissory notes of $1,384,232, proceeds from related party line of credit of $370,000, proceeds from advances from related parties of $310,000 and proceeds from warrant exercises of $93,066. Cash and cash equivalents decreased by $365,635 for the year ended December 31, 2018 and cash and cash equivalents increased by $596,613 for the year ended December 31, 2017.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable, related parties.

In August 2016, we entered into a lease agreement for 7,500 square feet of office space for office, research and development, quality control, production and warehouse space which expires on December 31, 2021. On February 1, 2018, we entered into an amendment to the lease agreement for an additional 380 square feet of office space for storage which expires on December 31, 2021. On January 2, 2019, we entered into a second amendment to the lease agreement for an additional 2,297 square feet of office space for office space which expires on December 31, 2021. Under the terms of the lease, we pay monthly rent of $14,651, subject to a 3% adjustment on an annual basis.

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

In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, Inc., we issued two notes to HealthTronics, Inc. for $2,000,000 each. The notes bear interest at 6% annually. Quarterly interest through June 30, 2010 was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal was due August 1, 2015. Accrued interest on the notes which matured in August 2015 totaled $1,372,743 at December 31, 2018 and 2017.

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

Since December 31, 2018, the Company has been in default under the notes, as amended by the Third Amendment, and as a result HealthTronics, Inc. could, among other rights and remedies, exercise its rights under the security agreement granting HealthTronics, Inc. a first priority security interest in the assets of the Company. The Company is in negotiations with HealthTronics, Inc. to address the event of default.

Recently Issued Accounting Standards

New accounting pronouncements are issued by the Financial Standards Board (“FASB”) or other standards setting bodies that the Company adopts according to the various timetables the FASB specifies. The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow. See Note 2 to the accompanying consolidated financial statements.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MARCUM
ACCOUNTANTS ▲ ADVISORS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
SANUWAVE Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SANUWAVE Health, Inc. (the "Company") as of December 31, 2018, the related consolidated statements of comprehensive loss, stockholders' deficit and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

MARCUMGROUP
MEMBER

Marcum LLP ▪ 750 Third Avenue ▪ 11th Floor ▪ New York, New York 10017 ▪ Phone 212.485.5500 ▪ Fax 212.485.5501 ▪ marcumllp.com

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2018.

New York, NY
April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SANUWAVE Health, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SANUWAVE Health, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and the related consolidated statements of comprehensive loss, stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is dependent upon future issuances of equity or other financing to fund ongoing operations, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Cherry Bekaert LLP

Atlanta, Georgia
March 29, 2018

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$364,549	$730,184
Accounts receivable, net of allowance for doubtful accounts of $33,045 in 2018 and $92,797 in 2017	234,774	152,520
Due from related party	1,228	-
Inventory	357,820	231,532
Prepaid expenses and other current assets	125,111	90,288
TOTAL CURRENT ASSETS	1,083,482	1,204,524

PROPERTY AND EQUIPMENT, net	77,755	60,369

OTHER ASSETS	16,491	13,917
TOTAL ASSETS	$1,177,728	$1,278,810

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,592,643	$1,496,523
Accrued expenses	689,280	673,600
Accrued employee compensation	340,413	1,680
Contract liabilities	131,797	-
Advances payable	-	310,000
Line of credit, related parties	883,224	370,179
Accrued interest, related parties	1,171,782	685,907
Short term notes payable	1,883,163	-
Convertible promissory notes, net	2,652,377	455,606
Notes payable, related parties, net	5,372,743	5,222,259
Warrant liability	1,769,669	1,943,883
TOTAL CURRENT LIABILITIES	16,487,091	11,159,637

NON-CURRENT LIABILITIES
Contract liabilities	46,736	-
TOTAL NON-CURRENT LIABILITIES	46,736	-
TOTAL LIABILITIES	16,533,827	11,159,637

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; no shares issued and outstanding	-	-

PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001, 6,175 designated; 0 shares issued and 0 shares outstanding in 2018 and 2017	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001, 293 designated; 0 shares issued and 0 shares outstanding in 2018 and 2017	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized; 155,665,138 and 139,300,122 issued and outstanding in 2018 and 2017, respectively	155,665	139,300

ADDITIONAL PAID-IN CAPITAL	101,153,882	94,995,040

ACCUMULATED DEFICIT	(116,602,778)	(104,971,384)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(62,868)	(43,783)
TOTAL STOCKHOLDERS' DEFICIT	(15,356,099)	(9,880,827)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,177,728	$1,278,810
The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2018 and 2017

	2018	2017

REVENUES
Product	$949,601	$456,765
License fees	819,696	235,878
Other revenue	80,763	45,884
TOTAL REVENUES	1,850,060	738,527

COST OF REVENUES
Product	525,216	129,512
Other	168,448	112,458
TOTAL COST OF REVENUES	693,664	241,970

GROSS MARGIN	1,156,396	496,557

OPERATING EXPENSES
Research and development	1,663,838	1,292,531
General and administrative	6,650,484	3,004,403
Depreciation	22,332	24,069
TOTAL OPERATING EXPENSES	8,336,654	4,321,003

OPERATING LOSS	(7,180,258)	(3,824,446)

OTHER INCOME (EXPENSE)
Gain (loss) on warrant valuation adjustment	55,376	(568,729)
Interest expense	(4,496,148)	(1,139,711)
Other income, net	9,952	-
Loss on foreign currency exchange	(20,316)	(5,050)
TOTAL OTHER INCOME (EXPENSE), NET	(4,451,136)	(1,713,490)

NET LOSS	(11,631,394)	(5,537,936)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(19,085)	8,286
TOTAL COMPREHENSIVE LOSS	$(11,650,479)	$(5,529,650)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.08)	$(0.04)

Weighted average shares outstanding - basic and diluted	149,537,777	138,838,602

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2016	-	$-	137,219,968	$137,220	$92,436,697	$(99,433,448)	$(52,069)	$(6,911,600)
Net loss	-	-	-	-	-	(5,537,936)	-	(5,537,936)
Warrant exercise	-	-	1,163,333	1,163	91,903	-	-	93,066
Cashless warrant exercise	-	-	866,625	867	66,100	-	-	66,967
Shares issued for services	-	-	50,196	50	7,950	-	-	8,000
Warrants issued for services	-	-	-	-	182,856	-	-	182,856
Stock-based compensation - options and warrants	-	-	-	-	768,105	-	-	768,105
Warrants issued with convertible promissory note	-	-	-	-	620,748	-	-	620,748
Beneficial conversion feature on debt	-	-	-	-	820,681	-	-	820,681
Foreign currency translation adjustment	-	-	-	-	-	-	8,286	8,286

Balances as of December 31, 2017	-	-	139,300,122	139,300	94,995,040	(104,971,384)	(43,783)	(9,880,827)
Net loss	-	-	-	-	-	(11,631,394)	-	(11,631,394)
Cashless warrant exercises	-	-	6,395,499	6,396	(6,396)	-	-	-
Proceeds from warrant exercise	-	-	422,939	423	40,305	-	-	40,728
Shares issued for services	-	-	1,049,340	1,049	180,451	-	-	181,500
Conversion of promissory notes	-	-	8,497,238	8,497	926,199	-	-	934,696
Warrants issued for services	-	-	-	-	828,690	-	-	828,690
Stock-based compensation - options	-	-	-	-	2,480,970	-	-	2,480,970
Warrants issued with convertible promissory notes	-	-	-	-	808,458	-	-	808,458
Beneficial conversion feature on convertible promissory notes	-	-	-	-	709,827	-	-	709,827
Warrants issued with promissory note	-	-	-	-	36,104	-	-	36,104
Beneficial conversion feature on promissory notes	-	-	-	-	35,396	-	-	35,396
Reclassification of warrant liability to equity	-	-	-	-	118,838	-	-	118,838
Foreign currency translation adjustment	-	-	-	-	-	-	(19,085)	(19,085)

Balances as of December 31, 2018	-	$-	155,665,138	$155,665	$101,153,882	$(116,602,778)	$(62,868)	$(15,356,099)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,631,394)	$(5,537,936)

Adjustments to reconcile loss from operations to net cash used by operating activities
Depreciation	22,332	24,069
Bad debt expense (recovery)	(59,752)	57,601
Stock-based compensation	2,480,970	768,105
Loss (gain) on warrant valuation adjustment	(55,376)	568,729
Amortization of debt issuance costs	2,767,361	431,087
Amortization of debt discount	150,484	110,247
Stock issued for consulting services	181,500	8,000
Warrants issued for consulting services	828,690	182,856
Accrued interest	410,289	21,896
Interest payable, related parties	485,875	576,481
Changes in assets and liabilities
Accounts receivable - trade	(22,502)	250,678
Inventory	(123,118)	(7,079)
Prepaid expenses	(34,823)	(2,465)
Other	(3,802)	(131)
Accounts payable	276,120	783,559
Accrued expenses	188,708	298,512
Accrued employee compensation	338,733	(63,180)
Contract liabilties	178,533	-
NET CASH USED BY OPERATING ACTIVITIES	(3,621,172)	(1,528,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(42,888)	-
NET CASH USED BY INVESTING ACTIVITIES	(42,888)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term note	1,637,497	-
Proceeds from convertible promissory notes, net	1,159,785	1,384,232
Proceeds from line of credit, related party	624,000	370,000
Advances from related parties	-	310,000
Proceeds from note payable, product	96,708	-
Proceeds from warrant exercise	40,728	93,066
Payment on line of credit, related party	(144,500)	-
Payments on note payable, product	(96,708)	-
Payments on short term loan	-	(40,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,317,510	2,117,298

EFFECT OF EXCHANGE RATES ON CASH	(19,085)	8,286

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(365,635)	596,613

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	730,184	133,571
CASH AND CASH EQUIVALENTS, END OF PERIOD	$364,549	$730,184

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$151,227	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of warrant liability to equity	$118,838	$-

Advances payable converted to convertible promissory notes	$310,000	$-

Accounts payable converted to convertible promissory notes	$120,000	$-

Beneficial conversion feature on convertible debt	$745,223	$820,681

Warrants issued with debt	$844,562	$620,748

Conversion of 10% convertible promissory notes	$934,696	$-

The accompanying notes to consolidated statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

1. Description of the Business and Going Concern and Management’s Plans

SANUWAVE Health, Inc. and Subsidiaries (the “Company”) is a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the U.S. Food and Drug Administration (the “FDA”) notified the Company to permit the marketing of the dermaPACE System for the treatment of diabetic foot ulcers in the United States. In 2018, the Company started marketing its dermaPACE System for sale in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia, and Asia/Pacific. The Company generates revenue streams from product sales, licensing transactions and other activities.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $11,631,394 and $5,537,936 during the years ended December 31, 2018 and 2017, respectively, and the net cash used by operating activities was $3,621,172 and $1,528,971, respectively. As of December 31, 2018, the Company had a net working capital deficit of $15,403,609, total stockholders’ deficit of $15,356,099 and cash and cash equivalents of $364,549. These factors and the events of default on the notes payable to HealthTronics, Inc. (see Note 12), the Company’s convertible promissory notes (see Note 10) and the Company’s short term notes payable (see Note 9) raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date.

The Company does not currently generate significant recurring revenue and will require additional capital during 2019. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the second quarter of 2019.

The continuation of the Company’s business is dependent upon raising additional capital to fund operations. Management’s plans are to obtain additional capital in 2019 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

 2. Summary of significant accounting policies

The significant accounting policies followed by the Company are summarized below:

Foreign currency translation - The functional currencies of the Company’s foreign operations are the local currencies. The financial statements of the Company’s foreign subsidiary have been translated into United States dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments are reported in other comprehensive loss in the consolidated statements of comprehensive loss and as cumulative translation adjustments in accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ deficit.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates – These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimate of the net realizable value of inventory, estimated reserves for inventory, valuation of derivatives, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, and estimated fair value of warrants.

Reclassifications – Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Cash and cash equivalents - For purposes of the consolidated financial statements, liquid instruments with an original maturity of 90 days or less when purchased are considered cash equivalents. The Company maintains its cash in bank accounts which may exceed federally insured limits.

Concentration of credit risk and limited suppliers - Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Three distributors and partners accounted for 33%, 23% and 11% of revenues for the year ended December 31, 2018, and 24%, 60% and 7% of accounts receivable at December 31, 2018. Three distributors accounted for 8%, 38% and 24% of revenues for the year ended December 31, 2017, and 69%, 17% and 0% of accounts receivable at December 31, 2017.

The Company depends on suppliers for product component materials and other components that are subject to stringent regulatory requirements. The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production. If this were to occur, it may be difficult to arrange a replacement supplier because certain of these materials may only be available from one or a limited number of sources. In addition, establishing additional or replacement suppliers for these materials may take a substantial period of time, as certain of these suppliers must be approved by regulatory authorities.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

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

Inventory - Inventory consists of finished medical equipment and parts and is stated at the lower of cost, which is valued using the first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete.

Depreciation of property and equipment - The straight-line method of depreciation is used for computing depreciation on property and equipment. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance, which do not extend the economic useful life of the related assets, are expensed. Depreciation is based on estimated useful lives as follows: machines and equipment, 3 years; devices, 5 - 15 years; office and computer equipment, 3 years; furniture and fixtures, 3 years; and software, 2 years.

Fair value of financial instruments - The carrying values of accounts payable approximate their fair values, principally because of the short-term maturities of these instruments.

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

The Company recognizes all derivatives on the balance sheet at fair value. The fair value of the warrant liability is determined based on a lattice solution, binomial approach pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and risk-free interest rate, and therefore is classified within level 3 of the fair value hierarchy. (See Note 15).

The Company’s notes payable approximate fair value because the terms are substantially similar to comparable debt in the marketplace.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

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

Revenue recognition - Sales of medical devices, including related applicators and applicator kits, are recognized when shipped to the customer. Shipments under agreements with distributors are invoiced at a fixed price, are not subject to return, and payment for these shipments is not contingent on sales by the distributor. We recognize revenues on shipments to distributors in the same manner as with other customers. Fees from services performed are recognized when the service is performed. License fee for refurbishment of applicators will be recognized at the time the customer is granted the license to refurbish the applicators. Revenue will be calculated using the transaction price that represents the most likely consideration to be received for the license times the number of licenses issued. Fees for upfront distribution license agreements will be recognized on a straight-line basis over the term of the contract. See Note 17 for further discussion.

Shipping and handling costs - Shipping charges billed to customers are included in revenues. Shipping and handling costs incurred have been recorded in cost of revenues.

Income taxes - Income taxes are accounted for utilizing the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for the deferred tax assets, including loss carryforwards, when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

A provision of ASC 740, Income Taxes, Accounting for Uncertainty in Income Taxes (FIN 48) specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2018 and 2017. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company will recognize in income tax expense, interest and penalties related to income tax matters. For the years ended December 31, 2018 and 2017, the Company did not have any amounts recorded for interest and penalties.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

2. Summary of significant accounting policies (continued)

Loss per share - Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share. As a result of the net loss for the years ended December 31, 2018 and 2017, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consists of the following at December 31, 2018 and 2017, respectively:

	2018	2017

Stock options	31,703,385	21,593,385
Warrants	103,994,927	97,977,851
Convertible promissory notes	24,112,518	14,641,190
Anti-dilutive equity securities	159,810,830	134,212,426

Comprehensive income –Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. The only source of other comprehensive income (loss) for the Company, which is excluded from net income (loss), is foreign currency translation adjustments.

Stock-based compensation - The Company uses the fair value method of accounting for its employee stock option program. Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award. For employees and directors, the award is measured on the grant date. For non-employees, the award is measured on the grant date and is then remeasured at each vesting date and financial reporting date. The Company recognizes the estimated fair value of the award as compensation cost over the requisite service period of the award, which is generally the option vesting term. The Company generally issues new shares of common stock to satisfy option and warrant exercises.

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

Liabilities related to warrants issued – The Company records certain common stock warrants issued at fair value and recognizes the change in the fair value of such warrants as a gain or loss, which is reported in the Other Income (Expense) section in our Consolidated Statements of Comprehensive Loss. The Company reports these warrants at fair value and classified as liabilities because they contain certain down-round provisions allowing for reduction of their exercise price. The fair value of these warrants is estimated using a binomial options pricing model.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

2. Summary of significant accounting policies (continued)

Warrants related to debt issued – The Company records a warrant discount related to warrants issued with debt at fair value and recognizes the cost using the straight-line method over the term of the related debt as interest expense, which is reported in the Other Income (Expense) section in our Consolidated Statements of Comprehensive Loss. This warrant discount is reported as a reduction of the related debt liability.

Beneficial conversion feature on convertible debt -The Company records a beneficial conversion feature related convertible debt at fair value and recognizes the cost using the straight-line method over the term of the related debt as interest expense, which is reported in the Other Income (Expense) section in our Consolidated Statements of Comprehensive Loss. This beneficial conversion feature is reported as a reduction of the related debt liability.

Recently issued or adopted accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASC 606), which supersedes nearly all existing revenue recognition guidance under U. S. GAAP. The core principle of ASC 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASC 606 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U. S. GAAP. The standard can be adopted using either of the following transition methods: (i) a full retrospective method, which requires the standard to be applied to each prior period presented, or (ii) a modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to the opening retained earnings in the period of adoption. The Company adopted ASC 606 on a modified retrospective basis as of January 1, 2018. The Company completed an assessment of customer contracts and concluded that the adoption of ASC 606 did not have a material impact on its consolidated financial statements; therefore, no cumulative-effect adjustment was recorded on the adoption date. The disclosures related to revenue recognition have been significantly expanded under the standard, specifically around the quantitative and qualitative information about performance obligations and disaggregation of revenue. The expanded disclosure requirements are included in Notes 6 and 17.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements" in July 2018, and ASU No. 2018-20 "Leases (Topic 842) - Narrow Scope Improvements for Lessors" in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt ASU 2016-02 effective January 1, 2019. Upon adoption of Topic 842, the Company expects recognition of additional assets and corresponding liabilities pertaining to its operating leases on its consolidated balance sheets. The Company is evaluating the requirements of this guidance and has not yet determined the impact on its consolidated balance sheet and statements of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

2. Summary of significant accounting policies (continued)

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award. The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  ASU 2017-09 is effective for public entities January 1, 2018. The Company does not anticipate that the adoption of ASU 2017-09 will have a material impact on its financial condition or results of operations.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity and reporting burden associated with the accounting for freestanding and embedded instruments with down round features as liabilities subject to fair value measurement. Part II of this ASU addresses the difficulty of navigating Topic 480. Part I of this ASU will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for an entity in an interim or annual period. The Company anticipates applying Part I of this ASU at the effective date of January 1, 2019 and is in the process of evaluating the impact of the pending adoption on the Company’s financial position.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share- based payments to nonemployees by aligning it with the accounting for share-based payments to employees. As a result, share-based payments issued to nonemployees related to the acquisition of goods and services will be accounted for similarly to the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted if financial statements have not yet been issued. The Company is currently evaluating the impact of the adoption of ASU 2018-07 on the Company’s financial position.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815- 10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. The Company is currently evaluating and assessing the impact this guidance will have on its financial position or results of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

2. Summary of significant accounting policies (continued)

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

3.
Inventory

Inventory consists of the following at December 31, 2018 and 2017:

	2018	2017

Inventory - finished goods	$250,821	$136,534
Inventory - parts	226,299	167,613
Gross inventory	477,120	304,147
Provision for losses and obsolescence	(119,300)	(72,615)
Net inventory	$357,820	$231,532

4.
Property and equipment

Property and equipment consists of the following at December 31, 2018 and 2017:

	2018	2017

Machines and equipment	$240,295	$240,295
Office and computer equipment	196,150	156,860
Devices	81,059	89,704
Software	38,126	34,528
Furniture and fixtures	16,019	16,019
Other assets	2,259	2,259
Total	573,908	539,665
Accumulated depreciation	(496,153)	(479,296)
Net property and equipment	$77,755	$60,369

Depreciation expense was $22,332 and $24,069 for the years ended December 31, 2018 and 2017, respectively. The depreciation policies followed by the Company are described in Note 2.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

 5.
Accrued expenses

Accrued expenses consist of the following at December 31, 2018 and 2017:

	2018	2017

Accrued board of director's fees	$200,000	$125,000
Accrued executive severance	136,000	118,000
Accrued outside services	115,118	165,427
Accrued related party advance	101,137	-
Accrued travel	58,993	39,926
Deferred rent	44,623	51,191
Accrued clinical study expenses	13,650	13,650
Accrued computer equipment	8,752	-
Accrued audit and tax preparation	-	73,800
Accrued legal and professional fees	-	61,890
Deferred revenue	-	13,317
Accrued other	11,007	11,399
	$689,280	$673,600

The Company is a party to a Severance and Advisory Agreement (the “Severance Agreement”) with its former President and Chief Executive Officer, and a director of the Company. Pursuant to the Severance Agreement, the former executive will receive, as severance along with other non-cash items, six months of his base salary payable over the following six month period and bonus payments of $100,000 upon each of four bonus payment events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first. The Company achieved three of the four bonus payment events in 2014 and paid $300,000 in accrued executive severance in 2014. The accrued executive severance at December 31, 2018 and 2017 represents the unpaid portion of the bonus payments plus accrued interest due to late payment.

On October 10, 2018, the Company entered into accrued related party advance with Shri P. Parikh, the President of the Company, in the total principal amount of $100,000 with an interest rate of 5% per annum. The principal and accrued interest are due and payable on the earlier of (i) one day after receipt of payment from Johnfk Medical Inc., (ii) six months from the date of issuance and (iii) the acceleration of the maturity of the short term note by the holder upon the occurrence of an event of default.

On May 1, 2017, the Company entered into an agreement with a firm to provide business advisory and consulting services. The compensation for those services was to be paid in a combination of cash and common stock. At December 31, 2017, the Company accrued $120,000 of expense for the services provided. In March 2018, the Company issued 467,423 shares of common stock for services provided in 2017 and 66,026 shares of common stock for services provided in 2018.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

6.
Contract liabilities

As of December 31, 2018, the Company has contract assets and liabilities from contracts with customers (see Note 17).

Contract liabilities consist of the following:

	December 31,	December 31,
	2018	2017

Deposit on product	$92,950	$-
Service agreement	57,365	-
Other	28,218	-
Total Contract liabilities	178,533	-
Non-Current	(46,736)	-
Total Current	$131,797	$-

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A contract asset (receivable) is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability (deferred revenue) until the performance obligations are satisfied. Of the aggregate $178,533 of contract liability balances as of December 31, 2018, the Company expects to satisfy its remaining performance obligations associated with $131,797 and $46,736 of contract liability balances within the next twelve months and following twelve months, respectively.  Deferred revenue as of December 31, 2017 was de minimus to the consolidated financial statements.

7.
Advances payable

The Company has received cash advances to help fund the Company’s operations. On January 10, 2018, the outstanding balance of the $310,000 of advances payable was converted into two 10% Convertible Promissory Notes (see Note 10). On November 12, 2018, the advances payable balance was added to the outstanding balance line of credit, related parties.

As of December 31, 2017, A. Michael Stolarski and Kevin A. Richardson II, both members of the Company’s board of directors and existing shareholders of the Company, had subscribed $130,000 and $140,000, respectively, to the Company as advances from related parties to be used to purchase 10% Convertible Promissory Notes. The convertible promissory notes for this balance were issued on January 10, 2018 (see Note 10).

8.
Line of credit, related parties

The Company entered into a line of credit agreement with a member of the board of directors and an existing shareholder at December 29, 2017. The agreement established a line of credit in the amount of $370,000 with  an annualized interest rate of 6%. On November 12, 2018, the Company entered into an amendment to the line of credit agreement. The line of credit was increased to $1,000,000 with an annualized interest rate of 6%. The line of credit may be called for payment upon demand of the holder. The line of credit, related parties had an aggregate outstanding balance of $883,224 and $370,179 as of December 31, 2018 and 2017, respectively.

Interest expense on line of credit, related parties totaled $33,724 and $179 for the years ended December 31, 2018 and 2017, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

9.
Short term notes payable

The Company entered into short term notes payable between June 26, 2018 and December 31, 2018 in the total principal amount of $1,870,525 with an interest rate of 5% per annum. The principal and accrued interest of $1,883,163 as of December 31, 2018 are due and payable six months from the date of issuance of the respective notes , of which $233,028 are held by an officer and director of the Company.

On December 26, 2018, the Company defaulted on the short term notes payable issued on June 26, 2018 and began accruing interest at the default interest rate of 10%. On January 2, 2019, the Company defaulted on the short term notes payable issued on July 2, 2018 and began accruing interest at the default interest rate of 10%. On January 30, 2019, the Company defaulted on the short term notes payable issued on July 30, 2018 and began accruing interest at the default interest rate of 10%.

10.
Convertible promissory notes

In 2017, the Company began offering subscriptions for 10% convertible promissory notes (the “10% Convertible Promissory Notes”) to selected investors. The 10% Convertible Promissory Notes have a six month term from the subscription date and the note holders can convert the 10% Convertible Promissory Notes at any time during the term to the number of shares of Company common stock, $0.001 par value (the “Common Stock”), equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.11. During the year ended December 31, 2018, the Company issued $1,596,000 in the aggregate principal amount of 10% Convertible Promissory Notes, including $430,000 purchased by officers and directors. During the year ended December 31, 2017, the Company issued $1,533,750 in the aggregate principal amount of 10% Convertible Promissory Notes.

The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount by (ii) $0.11. The Class N Warrants expire March 17, 2019. On January 23, 2019, the Company extended the expiration date to May 1, 2019 and on March 1, 2019, the Company extended the expiration date to June 28, 2019. During the years ended December 31, 2018 and 2017, the Company issued 14,509,090 and 13,943,180, respectively, Class N Warrants in connection with the closings of 10% Convertible Promissory Notes.

Pursuant to the terms of a Registration Rights Agreement (the “Registration Rights Agreement”) that the Company entered with the investors in connection with the 10% Convertible Promissory Notes, the Company is required to file a registration statement that covers the shares of Common Stock issuable upon conversion of the 10% Convertible Promissory Notes or upon exercise of the Class N Warrants. The failure on the part of the Company to satisfy certain deadlines described in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties. As of the date of the filing of this report the registration statement has not yet been filed. At this time, the monetary penalty has been determined by management to be de minimis.

The Company recorded $709,827 debt discount for the beneficial conversion feature of the promissory notes, $808,458 in debt discount for the discount on the Class N Warrant agreement and $77,715 in debt issuance costs to be amortized over the lives of the 10% Convertible Promissory Notes during 2018. The Company recorded $820,681 debt discount for the beneficial conversion feature of the promissory notes, $620,748 in debt discount for the discount on the Class N Warrant agreement and $89,518 in debt issuance costs to be amortized over the lives of the 10% Convertible Promissory Notes during 2017. The Company recorded $508,866 in debt issuance costs for Class N Warrants issued per the engagement letter with West Park Capital.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

10.
Convertible promissory notes (continued)

The calculated fair value of the Class N Warrants was determined using the Black-Scholes pricing model based on the following assumptions:

	December 31,	December 31,
	2018	2017
Weighted average contractual term in years	1.13 - 1.19	1.25 - 1.39
Weighted average risk free interest rate	1.98% - 2.15%	1.63% - 1.89%
Weighted average volatility	94.43% - 98.63%	86.62% - 103.21%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

Additional debt issuance costs will be incurred and amortized over the remaining lives of the 10% Convertible Promissory Notes when Class N Warrants are issued per the engagement letter with West Park Capital. On June 29, 2018, the Company issued 1,242,955 Class N Warrants to West Park Capital per the terms of a placement agent agreement and $417,633 was expensed as interest expense. On October 4, 2018, the Company issued 1,242,954 Class N Warrants to West Park Capital per the terms of a placement agent agreement and $91,233 was expensed as interest expense.

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

The 10% Convertible Promissory Notes had an aggregate outstanding principal balance of $2,652,377, net of $0 beneficial conversion feature, warrant discount and debt issuance costs and $455,606, net of $1,099,861 beneficial conversion feature, warrant discount and debt issuance costs at December 31, 2018 and 2017, respectively.

Interest expense on the 10% Convertible Promissory Notes totaled $3,565,198 and $452,804 for the years ended December 31, 2018 and 2017, respectively.

Kevin A. Richardson II, CEO, chairperson of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 10% Convertible Promissory Notes in the amount of $260,000 and was issued 2,363,636 Class N Warrants for the year ended December 31, 2018. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 10% Convertible Promissory Notes in the amount of $170,000 and $330,000 and was issued 1,545,455 and 3,000,000 Class N Warrants for the years ended December 31, 2018 and 2017, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

10.
Convertible promissory notes (continued)

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

The 10% Convertible Promissory Note was converted in full in August 2018 (See Note 14).

11.
Notes payable, product, related party

On January 26, 2018, the Company entered into a Master Equipment Lease with NFS Leasing Inc. to provide financing for equipment purchases to enable the Company to begin placing the dermaPACE System in the  marketplace. This agreement provides for a lease line of credit up to $1,000,000 with a term of 36 months, and grants NFS a security interest in the Company’s accounts receivable, tangible and intangible personal property and cash and deposit accounts of the Company. NFS Leasing Inc. was a purchaser of the 10% Convertible Promissory Notes (see Note 10) and thus, is considered a related party.

On March 1, 2018, the Company entered into the first drawdown of the Master Equipment Lease in the amount of $96,708.

Interest expense on note payable, product totaled $20,909 for the year ended December 31, 2018.

As of February 27, 2018, we were in default of Master Equipment Lease due to the sale of equipment purchased under the Master Lease Agreement to a third party and, as a result, the note was callable by NFS Leasing, Inc. or NFS Leasing, Inc. could have notified the Company to assemble all equipment for pick up. The notes payable, product was paid in full on June 27, 2018.

12.
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
Years Ended December 31, 2018 and 2017

12.
Notes payable, related parties (continued)

On June 15, 2015, the Company and HealthTronics, Inc. entered into an amendment (the “Note Amendment”) to amend certain provisions of the notes payable, related parties. The Note Amendment provides for the extension of the due date to January 31, 2017. In connection with the Note Amendment, the Company entered into a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. The notes payable, related parties bear interest at 8% per annum effective August 1, 2015 and during any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, June 30, 2018, September 30, 2018 and December 31, 2018 (collectively, the “Defaults”). As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

The notes payable, related parties had an aggregate outstanding principal balance of $5,372,743, net of $0 debt discount and $5,222,259, net of $150,484 debt discount at December 31, 2018, and 2017, respectively.

Accrued interest currently payable totaled $1,171,782 and $685,907 at December 31, 2018 and 2017, respectively. Interest expense on notes payable, related parties totaled $787,586 and $634,169 for the years ended December 31, 2018 and 2017, respectively.

As of January 1, 2017, we are in default with our interest payment and the note is callable by HealthTronics, Inc. The notes payable, related parties are shown as a current liability.

As of December 31, 2018, we are in default under the notes, as amended by the Third Amendment, and as a result HealthTronics, Inc. could, among other rights and remedies, exercise its rights under its first priority security interest in our assets. We are in negotiations with HealthTronics, Inc. to address the event of default.

13.
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
Years Ended December 31, 2018 and 2017

13.
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

Thre are no shares of Series A or Series B Convertible Preferred Stock issued or outstanding as of December 31, 2018 and 2017.

14.
Equity Transactions

Conversion of 10% Convertible Promissory Notes

For the year ended December 31, 2018, the Company issued 8,497,238 shares of Common Stock upon the conversion of 10% Convertible Promissory Notes in the amount of $902,500 plus accrued interest of $32,197 at the conversion price of $0.11 per share per the terms of the 10% Convertible Promissory Notes agreement.

Warrant Exercise

For the year ended December 31, 2018, the Company issued 422,939 shares of common stock upon the exercise of 422,939 Class N Warrants, Series A Warrants and Class O Warrants to purchase shares of stock under the terms of the respective warrant agreements.

For the year ended December 31, 2017, the Company issued 1,163,333 shares of common stock upon the exercise of 1,163,333 Class L Warrants to purchase shares of stock for $0.08 per share under the terms of the Class L Warrant agreement.

Cashless Warrant Exercise

For the year ended December 31, 2018, the Company issued 6,395,499 shares of common stock upon the exercise of 7,878,925 Class N Warrants, Series A Warrants and Class O Warrants to purchase shares of stock under the terms of the respective warrant agreements.

For the year ended December 31, 2017, the Company issued 866,625 shares of common stock upon the cashless exercise of 1,428,745 Class L Warrants and Series A Warrants to purchase shares of stock based on the current market value per share as of the date of conversion as determined under the terms of the respective warrant agreements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

14.
Equity Transactions (continued)

Consulting Agreement

In November 2017, the Company entered into a three month consulting agreement for which a portion of the fee for the services was to be paid with Common Stock. The number of shares to be paid with Common Stock was calculated by dividing the amount of the fee to be paid with Common Stock of $4,000 by the Company stock price at the close of business on the eighth business day of each month. The Company issued 26,667 and 23,529 shares, respectively in each of the first two months of the agreement. The $4,000 was recorded as a non-cash general and administrative expense during the year ended December 31, 2017.

In April 2018, the Company verbally entered into a month-to-month consulting agreement with a consultant for which a portion of the fee for the services was to be paid with Common Stock. The number of shares to be paid with Common Stock was calculated by dividing the amount of the fee to be paid with Common Stock of $4,000 by the Company stock price at the close of business on the eighth business day of each month. The Company issued 74,714 shares of Common Stock for services performed from January through June 2018. $20,000 was recorded as a non-cash general and administrative expense during the year ended December 31, 2018.

In May 2017, the Company entered into an agreement with an investment company to provide business advisory and consulting services. The compensation for those services was to be paid in a combination of cash and Common Stock. At December 31, 2017, the Company accrued $120,000 of expense for the services provided. The Common Stock was issued in March and June 2018 in the amount of 533,450 and 15,000 shares, respectively. On October 17, 2018, this agreement was verbally amended to provide for the cash compensation of services performed to be paid with Common Stock. The Common Stock was issued in October 2018 in the amount of 426,176  shares. The $37,500 was recorded as a non-cash general and administrative expense during the year ended December 31, 2018.

15.
Warrants

A summary of warrants as of December 31, 2018 and 2017, and the changes during the years ended December 31, 2018 and 2017, is presented as follows:

	Outstanding			Outstanding				Outstanding
	as of			as of				as of
	December 31,			December 31,				December 31,
Warrant class	2016	Issued	Exercised	2017	Issued	Exercised	Expired	2018

Class F Warrants	300,000	-	-	300,000	-	-	(300,000)	-
Class G Warrants	1,503,409	-	-	1,503,409	-	-	(1,503,409)	-
Class H Warrants	1,988,095	-	-	1,988,095	-	-	(1,988,095)	-
Class I Warrants	1,043,646	-	-	1,043,646	-	-	(1,043,646)	-
Class K Warrants	5,200,000	2,000,000	-	7,200,000	-	-	-	7,200,000
Class L Warrants	65,945,005	-	(2,046,832)	63,898,173	-	(6,639,834)	-	57,258,339
Class N Warrants	-	13,943,180	-	13,943,180	17,644,999	(1,136,364)	-	30,451,815
Class O Warrants	-	6,540,000	-	6,540,000	1,509,091	(120,000)	-	7,929,091
Series A Warrants	2,106,594	-	(545,246)	1,561,348	-	(405,666)	-	1,155,682
	78,086,749	22,483,180	(2,592,078)	97,977,851	19,154,090	(8,301,864)	(4,835,150)	103,994,927

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

15.
Warrants (continued)

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class L Warrants	$0.08	May 2019
Class N Warrants	$0.11	June 2019
Class O Warrants	$0.11	June 2019
Series A Warrants	$0.03	May 2019

On January 23, 2019, the Company extended the expiration date to May 1, 2019 for Series A Warrants, Class L Warrants and Class N Warrants. On March 1, 2019, the Company extended the expiration date to June 28, 2019 for Class N Warrants and Class O Warrants.

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

On January 26, 2018, the Company issued Class O Warrant Agreements to a related party vendor to purchase 909,091 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at the grant date was $160,455 and was recorded as general and administrative expense and an increase to additional paid-in capital. The warrants vested upon issuance and expire on March 17, 2019. On March 1, 2019, the Company extended the expiration date to June 28, 2019.

In 2018, the Company issued Class O Warrant Agreements to a vendor to purchase 600,000 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at their respective grant dates was $159,370 and was recorded as general and administrative expense and an increase to additional paid-in capital. The warrants vested upon issuance and expire on March 17, 2019. On March 1, 2019, the Company extended the expiration date to June 28, 2019.

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
Years Ended December 31, 2018 and 2017

15.
Warrants (continued)

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

The estimated fair values were determined using a binomial option pricing model based on various assumptions.  The Company’s derivative liabilities have been classified as Level 3 instruments and are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants which ranged from 0.21 to 8.6 years, the volatility of the Company’s common stock price which ranged from 112% to 134%, and the risk-free interest rate which ranged from 2.43% to 2.64% for the year ended December 31, 2018.  The remaining life of the warrants which ranged from 1.21 to 9.6 years, the volatility of the Company’s common stock price which ranged from 109% to 133%, and the risk-free interest rate which ranged from 1.79% to 2.39% for the year ended December 31, 2017.  In addition, as of the valuation dates, management assessed the probabilities of future financing and other re-pricing events in the binominal valuation models.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

15.
Warrants (continued)

A summary of the changes in the warrant liability during the years ended December 31, 2018 and 2017, is as follows:

	Class K	Series A
	Warrants	Warrants	Total

Warrant liability as of December 31, 2016	$884,000	$358,120	$1,242,120
Issued	200,000	-	200,000
Redeemed	-	(66,966)	(66,966)
Change in fair value	532,000	36,729	568,729
Warrant liability as of December 31, 2017	1,616,000	327,883	1,943,883
Issued	-	-	-
Redeemed	-	(118,838)	(118,838)
Change in fair value	(74,000)	18,624	(55,376)
Warrant liability as of December 31, 2018	$1,542,000	$227,669	$1,769,669

16.
Commitments and contingencies

Operating Leases

The Company leases office and storage space. Rent expense for the years ended December 31, 2018 and 2017, was $157,395 and $159,583, respectively. Minimum future lease payments under the operating lease consist of the following:

Year ending December 31,	Amount

2019	$186,132
2020	191,712
2021	197,464
Total	$575,308

The Company has recorded a liability for deferred rent and is expensing rent on a straight line basis over the life of the lease.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

16.
Commitments and contingencies (continued)

Potential Liability Related to Issuances of Equity Securities

The Company may have potential liability for certain sales, offers or issuances of equity securities of the Company in possible violation of federal securities laws. Pursuant to a Registration Statement on Form S-1 (Registration No. 333-208676), declared effective on February 16, 2016 (the “2016 Registration Statement”), the Company sought to register: a primary offering of up to $4,000,000 units, the Common Stock included as part of the units, the warrants included as part of the units, and the Common Stock issuable upon exercise of such warrants; a primary offering of up to $400,000 placement agent warrants and the Common Stock issuable upon exercise of such placement agent warrants; and a secondary offering of 23,545,144 shares of Common Stock held by certain selling stockholders named in the 2016 Registration Statement. The SEC Staff’s interpretations provide that, when an issuer is registering units composed of common stock, common stock purchase warrants, and the common stock underlying the warrants, the registration fee is based on the offer price of the units and the exercise price of the warrants. The registration fee paid did include the fee based on the offer price of the units, allocated to the unit line item in the fee table. Although the fee table in the 2016 Registration Statement included a line item for the Common Stock underlying the warrants, the Company did not include in that line item the fee payable based on the exercise price of $0.08 per share for such warrants, which amount should have been allocated to such line item based on the SEC Staff’s interpretations. As a result, a portion of the securities intended to be registered by the 2016 Registration Statement was not registered. In addition, in a post-effective amendment to the 2016 Registration Statement filed on September 23, 2016, too many placement agent warrants were inadvertently deregistered. The post-effective amendment stated that the Company had issued $180,100, based on 2,251,250 Class L warrants issued with a $0.08 exercise price of warrants to the placement agent and therefore deregistered $219,900, based on 2,748,750 Class L warrants issued with a $0.08 exercise price of placement agent warrants from the $400,000, based on 5,000,000 Class L warrants issued with a $0.08 exercise price total offering amount included in the Registration Statement. The actual warrants issued to the placement agent totaled $240,133.36, based on 3,001,667 Class L warrants issued with a $0.08 exercise price, and only $159,867, based on 1,998,338 Class L warrants issued with a $0.08 exercise price should have been deregistered in such post-effective amendment. To the extent that the Company has not registered or failed to maintain an effective registration statement with respect to any of the transactions in securities described above and with respect to the ongoing offering of shares of Common Stock underlying the warrants, and a violation of Section 5 of the Securities Act did in fact occur or is occurring, eligible holders of securities that participated in these offerings would have a right to rescind their transactions, and the Company may have to refund any amounts paid for the securities, which could have a materially adverse effect on the Company’s financial condition. Eligible securityholders have not filed a claim against the Company alleging a violation of Section 5 of the Securities Act with respect to these transactions, but they could file a claim in the future. Furthermore, the ongoing offering of and issuance of shares of Common Stock underlying certain of the warrants from the 2016 Registration Statement may have been, and may continue to be, in violation of Section 5 of the Securities Act and the rules and regulations under the Securities Act, because the Company did not update the prospectus in the 2016 Registration Statement for a period of time after the 2016 Registration Statement was declared effective and because the Company's reliance on Rule 457(p) under the Securities Act in an amendment to the Registration Statement on Form S-1 (Registration No. 333-213774) filed on September 23, 2016 effected a deregistration of the securities registered under the 2016 Registration Statement. Eligible securityholders have not filed a claim against the Company alleging a violation of Section 5 of the Securities Act, but they could file such a claim in the future. If a violation of Section 5 of the Securities Act did in fact occur or is occurring, eligible securityholders would have a right to rescind their transactions, and the Company may have to refund any amounts paid the securities, which could have a materially adverse effect on the Company’s financial condition.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

17.
Revenue

The Company began accounting for revenue in accordance with ASC 606, which we adopted beginning January 1, 2018, using the modified retrospective method (see Note 2). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

17.
Revenue (continued)

Other activities

Other activities primarily include extended warranties, repairs and billed freight. Device product sales are bundled with an initial one-year warranty and the Company offers a separately priced second-year warranty. The Company allocates the device sales price to the product and the embedded warranty by reference to the stand-alone extended warranty price. Because the extended warranty represents a stand-ready obligation, revenue is recognized over the time period that the Company satisfies its performance obligations, which is generally the warranty term. Repairs (parts and labor) and billed freight revenue are recognized at the point in time that the service is performed, or the product is shipped, respectively.

Disaggregation of Revenue

The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018			Year ended December 31, 2017
	United States	International	Total	United States	International	Total

Product	$209,842	$739,759	$949,601	$-	$456,765	$456,765
License fees	25,000	794,696	819,696	25,000	210,878	235,878
Other Revenue	-	80,763	80,763	-	45,884	45,884
	$234,842	$1,615,218	$1,850,060	$25,000	$713,527	$738,527

18.
Related party transactions

On February 13, 2018, the Company entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc., a Georgia Corporation (“PSWC”), and Premier Shockwave, Inc., a Georgia Corporation (“PS”). The agreement provides for the purchase by PSWC and PS of dermaPACE System and related equipment sold by the Company and  includes a minimum purchase of 100 units over 3 years. The agreement grants PSWC and PS limited but exclusive distribution rights to provide dermaPACE Systems to certain governmental healthcare facilities in exchange for the payment of certain royalties to the Company. No royalties were earned during the year ended December 31, 2018. Under the agreement, the Company is responsible for the servicing and repairs of such dermaPACE Systems and equipment. The agreement also contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions and other terms. The agreement also contains certain transfer restrictions on the stock of PSWC. Each of PS and PSWC is owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company.

During the year ended December 31, 2018, the Company recorded $207,457 in product revenue from this related party. The Contract liabilities balance includes a balance of $156,565 from this related party.

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
Years Ended December 31, 2018 and 2017

18.
Related party transactions (continued)

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

On March 27, 2017, the Company began offering subscriptions for 10% convertible promissory notes (the “10% Convertible Promissory Notes”) to selected accredited investors. The 10% Convertible Promissor Notes include a warrant agreement (the “Class N Warrant Agreement”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount, by (ii) $0.11. The Class N Warrant Agreement expires March 17, 2019. On January 23, 2019, the Company amended the expiration date of the Class N Warrants from March 17, 2019 to May 1, 2019, effective as of January 23, 2019. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 10% Convertible Promissory Notes in the amount of $330,000. A. Michael Stolarski and Kevin A. Richardson II, both members of the Company’s board of directors and existing shareholders of the Company, had subscribed $130,000 and $140,000, respectively, to the Company as advances from related parties to be used to purchase 10% Convertible Promissory Notes. The 10% Convertible Promissory Notes associated with these subscriptions were issued in January 2018.

19.
Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. As of December 31, 2018 and 2017, the Stock Incentive Plan reserved a total of 35,000,000 and 22,500,000, respectively, shares of common stock for grant. On December 31, 2018, there were 4,628,281 shares of common stock available for grant under the Stock Incentive Plan.

During the year ended December 31, 2018, the Company granted to employees, members of the board of directors and members of the Company’s Medical Advisory Board options to purchase an aggregate of 10,110,000 shares of common stock under a previously issued incentive plan. The options have an exercise price between $0.11 and $0.42 per share for an aggregate  grant date value of approximately $2,500,000. The options vested upon issuance and have a term of ten years.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

19.
Stock-based compensation (continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended December 31, 2018 and 2017:

	2018	2017
Weighted average expected life in years	5.00	5.0
Weighted average risk free interest rate	2.84% - 3.21%	1.76%
Weighted average volatility	134% - 144.15%	120.00%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

For the years ended December 31, 2018 and 2017, the Company recognized $2,480,970 and $482,295, respectively, as compensation cost related to options granted. As of December 31, 2018, and 2017, there are no unamortized compensation costs related to options granted.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

19.
Stock-based compensation (continued)

A summary of option activity as of December 31, 2018 and 2017, and the changes during the years then ended, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2016	16,203,385	$0.38
Granted	5,550,000	$0.11
Exercised	-	$-
Forfeited or expired	(160,000)	$0.22
Outstanding at December 31, 2017	21,593,385	$0.31
Granted	10,110,000	$0.25
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2018	31,703,385	$0.29

Vested and exercisable at December 31, 2018	31,703,385	$0.29

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at December 31, 2018 and 2017, respectively. The aggregate intrinsic value for outstanding options was $2,085,866 and $2,073,641 at December 31, 2018 and 2017, respectively. The aggregate intrinsic value for all vested and exercisable options was $2,085,866 and $2,073,641 at December 31, 2018 and 2017, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options is 7.4 years and 7.37 years as of December 31, 2018 and 2017, respectively.

A summary of the Company’s nonvested options as of December 31, 2018 and 2017, and changes during the years then ended, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2016	-	$-
Granted	5,550,000	$0.11
Vested	(5,550,000)	$0.11
Forfeited or expired	-	$-
Outstanding at December 31, 2017	-	$-
Granted	10,110,000	$0.25
Vested	(10,110,000)	$0.25
Forfeited or expired	-	$-
Outstanding at December 31, 2018	-	$-

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

20.
Joint ventures

On June 26, 2018, the Company entered into an Agreement with Johnfk Medical Inc. (“FKS”), effective as of June 14, 2018, pursuant to which the Company and FKS committed to enter into a joint venture for the manufacture, sale and distribution of the Company’s dermaPACE and orthoPACE devices. Under the Agreement, FKS paid the Company a fee of $500,000 for initial distribution rights in Taiwan on June 22, 2018, with an additional fee of $500,000 for initial distribution rights in Singapore, Malaysia, Brunei, Cambodia, Myanmar, Laos, Indonesia, Thailand, Philippines and Vietnam (the “SEA Region”) to be paid in the first quarter of 2019. On September 21, 2018, the Company entered into a joint venture agreement (the “JV Agreement”) with FKS setting forth the terms of the operation, management and control of a joint venture entity initially with the name of Holistic Health Institute Pte. Ltd., a private limited company to be incorporated in the Republic of Singapore, but with such company name subject to confirmation by Singapore Government. On November 9, 2018, the joint venture entity was incorporated in the Republic of Singapore with the name of Holistic Wellness Alliance Pte. Ltd. (“HWA”). HWA was formed as a joint venture of the Company and FKS for the manufacture, sale and distribution of the Company’s dermaPACE and orthoPACE devices. Under the JV Agreement, the Company and FKS each hold shares constituting fifty percent of the issued share capital of HWA. The Company provides to HWA FDA and CE approved products for an agreed cost, access to treatment protocols, training, marketing and sales materials and management expertise, and FKS provides to HWA capital, human capital and sales resources in Singapore, Malaysia, Brunei, Cambodia, Myanmar, Laos, Indonesia, Thailand, Philippines and Vietnam, certain reports and identification of new key opinion leaders as well as clinical trial and poster access availability. The V Agreement also established the corporate governance of HWA, including a five-person board of directors consisting of two directors designated by the Company, two directors designated by FKS, and a third director appointed jointly by the parties. Initially, net profits under the JV Agreement shall be used to repay FKS for (i) the payment of $500,000 on June 22, 2018 to the Company for initial distribution rights in Taiwan and (ii) the cash advance to HWA per the terms of the JV Agreement. The JV Agreement includes other customary terms, including regarding the transfer of shares, indemnification and confidentiality.

On September 27, 2017, the Company entered into a binding term sheet with MundiMed Distribuidora Hospitalar LTDA (“MundiMed”), for a joint venture for the manufacture, sale and distribution of our dermaPACE device. Under the binding term sheet, MundiMed was to pay the Company an initial upfront distribution fee, with monthly upfront distribution fees payable thereafter over the following eighteen months. Profits from the joint venture were to be distributed as follows: 45% to the Company, 45% to MundiMed and 5% each to LHS Latina Health Solutions Gestão Empresarial Ltda. and Universus Global Advisors LLC, who acted as advisors in the transaction. The initial upfront distribution fee was received on October 6, 2017. Monthly upfront distribution fee payments have been received aggregating $372,222. In August 2018, MundiMed advised the Company that it did not anticipate being able to make further payments under the binding term sheet due to operational and cash flow difficulties. On September 14, 2018, the Company sent a letter to MundiMed informing them of a breach in our agreement regarding payment of the upfront distribution fee. On September 28, 2018, the Company received a response letter stating that the Company was in default of the agreement. On October 9, 2018, the Company sent MundiMed a letter of termination of the agreement effective as of October 8, 2018. Accordingly, the Company derecognized the contract assets and contract liabilities associated with the MundiMed contract.

21.
Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to United States federal and state income tax examinations by tax authorities for any years that have net operating losses open until the net operating losses are used.

The components of net loss before provision for income taxes for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Domestic	$(12,031,115)	$(5,857,851)
Foreign	399,721	319,915
	$(11,631,394)	$(5,537,936)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

21.
Income taxes (continued)

Deferred income taxes are provided for temporary differences between the carrying amounts and tax basis of assets and liabilities. Deferred taxes are classified as current or noncurrent based on the financial statement classification of the related asset or liability giving rise to the temporary difference. For those deferred tax assets or liabilities (such as the tax effect of the net operating loss carryforwards) which do not relate to a financial statement asset or liability, the classification is based on the expected reversal date of the temporary difference. The income tax provision (benefit) from continuing operations consists of the following at December 31, 2018 and 2017:

	2018	2017
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	(2,157,035)	8,371,516
State	(383,705)	1,489,172
Foreign	2,673	(19,224)
Change in valuation allowance	2,538,067	(9,841,464)
	$-	$-

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act reduced the Company’s corporate federal tax rate from 35% to 21% effective January 1, 2018 and changed certain other provisions. As a result, the Company is required to re-measure the deferred tax assets and liabilities using the enacted rate at which they expect them to be recovered or settled. The effect of this re-measurement is recorded to income tax expense in the year the tax law is enacted. For 2017, the re-measurement of our net deferred tax asset resulted in a $11.1 million adjustment to the income tax provision (benefit) at December 31, 2017. The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. At December 31, 2018 and 2017, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

21.
Income taxes (continued)

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 21% for the years ended December 31, 2018 and 2017 to pretax loss from operations as a result of the following for the years ended December 31, 2018 and 2017:

	2018	2017

Tax benefit at statutory rate	$(2,442,593)	$(1,938,278)
Increase (reduction) in income taxes resulting from:
State income benefit, net of federal benefit	(343,257)	(136,538)
Non-deductible loss on warrant valuation adjustment	(11,629)	199,055
Income (loss) from foreign subsidiaries	6,699	(34,552)
Change in valuation allowance	2,538,067	(9,841,464)
Tax reform rate adjustment	-	11,827,143
Other	252,713	(75,366)
Income tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$21,320,935	$19,406,373
Net operating loss carryforwards - foreign	16,551	139,675
Excess of tax basis over book value of
property and equipment	(2,229)	6,978
Excess of tax basis over book value
of intangible assets	146,943	220,180
Stock-based compensation	1,520,209	906,526
Accrued employee compensation	83,393	-
Captialized equity costs	49,471	49,471
Inventory reserve	29,510	17,962
	23,164,783	20,747,165
Valuation allowance	(23,164,783)	(20,747,165)
Net deferred tax assets	$-	$-

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018 and 2017

21.
Income taxes (continued)

The federal and state net operating loss carryforwards of approximately $77.9M from years ending December 31, 2005 through December 31, 2017 will begin to expire in 2025. The federal and state net operating loss carryforward for the year ended December 31, 2018 of $8.3M will not expire. The foreign net operating loss carryforward at December 31, 2018 of $86K will begin to expire in 2024.

22.
Segment and geographic information

The Company has one line of business with revenues being generated from sales in Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States. All significant assets are located in the United States.

23.
Subsequent events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued.

Cashless Warrant Exercise

Subsequent to December 31, 2018, the Company issued 704,108 shares of common stock upon the exercise of 1,313,258 Class N Warrants and Class L Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Warrant Exercise

Subsequent to December 31, 2018, the Company issued 3,953,334 shares of common stock upon the exercise of 3,953,334Class L Warrants and Class O Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Short term notes payable

Subsequent to December 31, 2018, the Company entered into short term notes payable with individuals in the total principal amount of $965,000 with an interest rate of 10% per annum. The principal and accrued interest are due and payable six months from the date of issuance or receipt of notice of warrant exercise.

Contractual Obligations

On January 2, 2019, we entered into a second amendment to the lease agreement for an additional 2,297 square feet of office space for office space which expires on December 31, 2021.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2018. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

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

 Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of its review, management concluded that we had three material weaknesses in our internal control over financial reporting process. The first material weakness is due to the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements. The second material weakness is due to the lack of internal resources to analyze and properly apply generally accepted accounting principle to accounting for equity components of service agreements with select vendors. The third material weakness relates to our information technology infrastructure. This material weakness is due to cybersecurity breaches from email spoofing. As a result, management concluded that our internal control over reporting was not effective as of December 31, 2018.

Management’s Plan to Remediate Material Weaknesses

Management has developed a remediation plan to address the material weaknesses related to its processes and procedures surrounding the accounting for complex financial instruments and derivatives, accounting for complex sales distribution agreements, accounting for equity component of service agreements and ensuring that generally accepted accounting principle disclosures are complete and accurate. The remediation plan consists of, among other things, engaging a third party financial reporting consulting firm to assist the Company in its financial reporting compliance and redesigning the procedures to enhance the identification, capture, review, approval and recording of terms and components of complex financial instruments and derivatives, complex sales distribution agreements, and any equity components of service agreements as well as identify necessary disclosures. Management has engaged a third party consultant, who is a technical accounting professional, to assist us in the interpretation and application of new and complex accounting guidance. Management will continue to review and make necessary changes to the overall design of our internal control environment. These measures are intended both to address the identified material weaknesses and to enhance our overall internal control environment.

Management will develop a remediation plan to address the material weakness related to its information technology infrastructure. The remediation plan  will include, but not be limited to cyber security training for all employees and redesign of procedures that cyber security breaches may impact.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position Held
Kevin A. Richardson, II	50	Director, Chairman and Chief Executive Officer
Lisa E. Sundstrom	49	Chief Financial Officer
Shri P. Parikh	47	President, Healthcare
Peter Stegagno	59	Chief Operating Officer
Iulian Cioanta, PhD	56	Chief Science and Technology Officer
John F. Nemelka	53	Director
Alan L. Rubino	64	Director
A. Michael Stolarski	48	Director
Maj-Britt Kaltoft	55	Director

Kevin A. Richardson, II joined the Company as chairman of the board of directors in October of 2009 and joined SANUWAVE, Inc. as chairman of the board of directors in August of 2005. In November 2012, upon the resignation of the Company’s former President and Chief Executive Officer, Christopher M. Cashman, Mr. Richardson assumed the role of Active Chief Executive Officer, in addition to remaining Chairman of the Board, through the hiring of Mr. Chiarelli in February 2013. In April 2014, Mr. Richardson assumed the role of Co-Chief Executive Officer. When Mr. Chiarelli departed the Company in 2014, Mr. Richardson again assumed the role as Acting Chief Executive Officer. In November 2018, Mr. Richardson was appointed as Chief Executive Officer. Mr. Richardson brings to our board of directors a broad array of financial knowledge for healthcare and other industries. Since 2004, Mr. Richardson served as managing partner of Prides Capital LLC, an investment management firm, until its liquidation in September 2015.

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

Shri P. Parikh joined the Company as President, Healthcare in May of 2018. Mr. Parikh most recently served as Vice President, Sales and Marketing at Molnycke Health Care from April 2013 to May 2018. Prior to Molnlycke, from 2011 to 2013 Mr. Parikh was the Director of National Accounts at Stryker Corporation, a leading medical technology company with products and services in Orthopaedics, Medical and Surgical Equipment, and Neurotechnology and Spine. Mr. Parikh began his career in sales at Bristol-Myers Squibb and held various roles with increasing sales, marketing and corporate accounts responsibility at Guidant and St. Jude Medical before joining Stryker Corporation. Mr. Parikh holds a Bachelor of Arts degree in Medical Ethics and Economics from Davison College, a Master of Business Administration from Jacksonville University and an Advanced Management Program degree from the University of Chicago.

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

Dr. Maj-Britt Kaltoft joined the Company as a member of the board of directors in June 2017. Since January 2017, Dr. Kaltoft heads the business development and patent functions at the Danish State Serum Institute, an institution under the Danish Ministry of Health. From 2011 to 2016, she was the Vice President – Corporate Alliance Management, Licensing Director and Business Development with Novo Nordisk headquartered in Bagsvaerd, Denmark. She has obtained outstanding results in the areas of business development, licensing and alliance management in the pharmaceutical and biotech industry at Lundbeck, Nycomed, and EffRx. Dr. Kaltoft brings 20 years of international specialization in development and successful execution of business development strategies, contractual structures and alliance management within all sectors of the life science industry.

CORPORATE GOVERNANCE AND BOARD MATTERS

The Company adopted a formal Corporate Governance policy in January 2012 which included establishing formal board committees and a code of conduct for the board of directors and the Company.

The Board of Directors

Recent Developments

The Company’s current board of directors consists of five members, two of whom have been determined by the board to be “independent” as defined under the rules of the Nasdaq stock market. The Company expects to add additional independent directors in 2019.

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

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. The Company’s current board of directors consists of five members, two of whom has been determined by the board to be “independent” as defined under the rules of the Nasdaq stock market. The board of directors has determined that Mr. Richardson, Mr. Nemelka and Mr. Stolarski are not independent under the applicable marketplace rules of the Nasdaq stock market and Rule 10A-3 under the Exchange Act. The Company expects to add additional independent directors in 2019.

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

Audit Committee

The current members of the Company’s audit committee are John F. Nemelka (Chairperson), Kevin A. Richardson, II, and A. Michael Stolarski. Mr. Nemelka, who chairs the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC. Pursuant to the Company’s Audit Committee Charter, the audit committee is required to consist of at least two independent directors. The Company expects to add additional independent directors to the board of directors in 2019.

The audit committee operates under a written charter adopted by the board of directors which is available on the Company’s website at www.sanuwave.com. The primary responsibility of the audit committee is to oversee the Company’s financial reporting process on behalf of the board of directors. Among other things, the audit committee is responsible for overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements, reviewing and discussing with the independent auditors the critical accounting policies and practices for the Company, engaging in discussions with management and the independent auditors to assess risk for the Company and management thereof, and reviewing with management the effectiveness of the Company’s internal controls and disclosure controls and procedures. The audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of the Company’s independent auditors, currently Marcum LLP, including the resolution of disagreements, if any, between management and the auditors regarding financial reporting. In addition, the audit committee is responsible for reviewing and approving any related party transaction that is required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act.

Compensation Committee

The current members of the Company’s compensation committee are Alan L. Rubino (Chairperson), Kevin A. Richardson II, A. Michael Stolarski and Maj-Britt Kaltoft. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers. Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors. The Company expects to add additional independent directors to the board of directors in 2019.

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

Nominating and Corporate Governance Committee

The current members of the Company’s nominating and corporate governance committee are Maj-Britt Kaltoft (Chairperson), Kevin A. Richardson, II, John F. Nemelka, and Alan L. Rubino. Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors. The Company expects to add additional independent directors to the board of directors in 2019.

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

Except as set forth herein, based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2018, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements. Forms 4 filed on behalf of Mr. Stolarski, Mr. Nemelka, Mr. Rubino, Mr. Richardson and Mr. Parikh were inadvertently filed late to report the grant of stock options that occurred on September 20, 2018. A Form 3 and a Form 4 filed on behalf of Mr. Parikh on June 12, 2018 were inadvertently filed late to report his appointment and the grant of stock options that occurred on May 31, 2018. Forms 4 filed on January 19, 2018 for Mr. Stolarski, Ms. Sundstrom, Mr. Richardson, Mr. Nemelka and Mr. Rubino were inadvertently filed late to report grants of certain warrants of the Company.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2018 and 2017

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kevin A. Richardson, II	2018	$235,000(1)	-	$226,600(2)	-	-	-	$2,459	$464,059
Chairman of the Board and Chief Executive Officer (principal executive officer)	2017	$120,000(1)	-	$130,882(2)	-	-	-	-	$250,882

Lisa E. Sundstrom	2018	$192,917	-	$154,500(2)	-	-	-	$15,960	$363,377
Chief Financial Officer (principal financial officer)	2017	$115,000	-	$88,352(2)	-	-	-	$12,652	$216,004

Shri P. Parikh	2018	$182,496(4)	-	$206,000(2)	-	-	-	$10,702	$399,198
President, Healthcare	2017	$-	-	-	-	-	-	$-	$-

Peter Stegano	2018	$200,000	-	$154,500(2)	-	-	-	$15,142	$369,642
Chief Operating Officer	2017	$200,000	-	$88,352(2)	-	-	-	$13,498	$301,850

Iulian Cioanta	2018	$200,000	-	$154,500(2)	-	-	-	$23,610	$378,110
Chief Science and Technology Officer	2017	$200,000	-	$88,352(2)	-	-	-	$19,583	$307,935

(1)
Mr. Richardson has been the Company's Chairman of the Board since the Company's inception. Since 2014, Mr. Richardson has also been our Acting Chief Executive Officer. We continue to compensate Mr. Richardson as a director as described in "Discussion of Director Compensation" below, however we pay him an additional $10,000 per month in recognition of his additional role as Acting Chief Executive Officer. On November 30, 2018 Mr. Richardson was named Chief Executive Officer of the Company.
(2)
This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.
(3)
Includes health, dental, life and disability insurance premiums and 401(k) matching contributions.
(4)
Mr. Parikh was named President, Healthcare of the Company effective May 31, 2018.

Stock Incentive Plan

On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”). On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to three years and have a maximum ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company. The Stock Incentive Plan had 35,000,000 and 22,500,000 shares of common stock reserved for grant at December 31, 2018 and 2017, respectively.

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

On December 31, 2018, there were 4,628,281 shares of common stock available for grant under the Stock Incentive Plan. For the years ended December 31, 2018 and 2017, there were 6,350,000 and 2,700,000 options, respectively, granted to the Company’s executive officers under the Stock Incentive Plan.

Outstanding Equity Awards at 2018 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2018.

Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin A. Richardson, II	115,000(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chairman of the Board and	452,381(3)	-	-	$0.11	10/1/2025	-	-	-	-
Chief Executive Officer	297,619(3)	-	-	$0.06	10/1/2025	-	-	-	-
(principal executive officer)	700,000(4)	-	-	$0.04	6/16/2026	-	-	-	-
	594,300(5)	-	-	$0.18	11/9/2026	-	-	-	-
	900,000(6)	-	-	$0.11	6/14/2027	-	-	-	-
	640,000(7)	-	-	$0.11	3/17/2019	-	-	-	-
	1,100,000(8)	-	-	$0.21	9/20/2028	-	-	-	-
Lisa Sundstrom	65,000(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Finanical Officer	25,000(2)	-	-	$0.55	5/7/2024	-	-	-	-
(principal financial officer)	301,587(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500(5)	-	-	$0.18	11/9/2026	-	-	-	-
	600,000(6)	-	-	$0.11	6/14/2027	-	-	-	-
	440,000(7)	-	-	$0.11	3/17/2019	-	-	-	-
	750,000(8)	-	-	$0.21	9/20/2028	-	-	-	-
Shri Parikh	2,000,000(9)	-	-	$0.42	5/31/2028	-	-	-	-
President, Healthcare	1,000,000(8)	-	-	$0.21	9/20/2028	-	-	-	-
Peter Stegano	333,644(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Operating Officer	50,000(2)	-	-	$0.55	5/7/2024	-	-	-	-
	301,587(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500(5)	-	-	$0.18	11/9/2026	-	-	-	-
	600,000(6)	-	-	$0.11	6/14/2027	-	-	-	-
	440,000(7)	-	-	$0.11	3/17/2019	-	-	-	-
	750,000(8)	-	-	$0.21	9/20/2028	-	-	-	-
Iulian Cioanta	296,241(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Science and	50,000(2)	-	-	$0.55	5/7/2024	-	-	-	-
Technology Officer	301,587(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500(5)	-	-	$0.18	11/9/2026	-	-	-	-
	600,000(6)	-	-	$0.11	6/14/2027	-	-	-	-
	440,000(7)	-	-	$0.11	3/17/2019	-	-	-	-
	750,000(8)	-	-	$0.21	9/20/2028	-	-	-	-

(1)
On February 21, 2013, the Company, by mutual agreement with all active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. The Company cancelled all options which were previously granted to Mr. Richardson, Ms. Sundstrom, Mr. Stegagno and Dr. Cioanta. The Company granted Mr. Richardson 115,000 options, Ms. Sundstrom 65,000 options, Mr. Stegagno 333,644 options and Dr. Cioanta 296,241 options on February 21, 2013 which vests one-third at grant date, one-third on February 21, 2014 and one-third on February 21, 2015.
(2)
The Company granted Ms. Sundstrom 25,000 options, Mr. Stegagno 50,000 options and Dr. Cioanta 50,000 options on May 7, 2014 which vests one-third at grant date, one-third on May 7, 2015 and one-third on May 7, 2016.
(3)
The Company granted Mr. Richardson 750,000 options, Ms. Sundstrom 500,000 options, Mr. Stegagno 500,000 options and Dr. Cioanta 500,000 options on October 1, 2015 which vests at grant date.
(4)
The Company granted Mr. Richardson 700,000 options, Ms. Sundstrom 500,000 options, Mr. Stegagno 500,000 options and Dr. Cioanta 500,000 options on June 16, 2016 which vests at grant date.
(5)
The Company granted Mr. Richardson 594,300 options, Ms. Sundstrom 424,500 options, Mr. Stegagno 424,500 options and Dr. Cioanta 424,500 options on November 9, 2016 which vests at grant date.
(6)
The Company granted Mr. Richardson 900,000 options, Ms. Sundstrom 600,000 options, Mr. Stegagno 600,000 options and Dr. Cioanta 600,000 options on June 15, 2017 which vests at grant date.
(7)
The Company granted Mr. Richardson 640,000 warrants, Ms. Sundstrom 440,000 warrants, Mr. Stegagno 440,000 warrants and Dr. Cioanta 440,000 warrants on Deccember 11, 2017 which vests at grant date.
(8)
The Company granted Mr. Richardson 1,100,000 options, Ms. Sundstrom 750,000 options, Mr. Parikh 1,000,000 options, Mr. Stegagno 750,000 options and Dr. Cioanta 750,000 options on September 20, 2018 which vests at grant date.
(9)
The Company granted Mr. Parikh 2,000,000 options on May 31, 2018 which vests at grant date.

Director Compensation Table for Fiscal Year 2018

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Kevin A. Richardson, II (1)	$40,000	-	$226,600	-	-	-	$266,600

John F. Nemelka	$40,000	-	$72,100	-	-	-	$112,100

Alan L. Rubino	$40,000	-	$72,100	-	-	-	$112,100

A. Michael Stolarski	$40,000	-	$72,100	-	-	-	$112,100

Maj-Britt Kaltoft	$40,000	-	$72,100	-	-	-	$112,100

(1)
Mr. Richardson has been the Company's Chairman of the Board since the Company's inception. Since 2014, Mr. Richardson has also been our Acting Chief Executive Officer. We continue to compensate Mr. Richardson as a director as described in "Discussion of Director Compensation" below, however we pay him an additional $10,000 per month in recognition of his additional role as Acting Chief Executive Officer. On November 30, 2018 Mr. Richardson was named Chief Executive Officer of the Company.

Discussion of Director Compensation

Effective January 1, 2018, the Company began to compensate its directors at an annual rate of $40,000 each. On September 20, 2018, the Company issued an option to purchase 1,100,000 shares of the Company’s common stock at $0.21 per share to non-employee director Kevin A. Richardson II and the Company issued options to purchase 350,000 shares of the Company’s common stock at $0.21 per share to non-employee directors John F. Nemelka, Alan L. Rubino, A. Michael Stolarski and Maj-Britt Kaltoft. On June 15, 2017, the Company issued an option to purchase 900,000 shares of the Company’s common stock at $0.11 per share to non-employee director Kevin A. Richardson II and the Company issued options to purchase 300,000 shares of the Company’s common stock at $0.11 per share to non-employee directors John F. Nemelka, Alan L. Rubino, A. Michael Stolarski and Maj-Britt Kaltoft. On November 9, 2016, the Company issued an option to purchase 594,300 shares of the Company’s common stock at $0.18 per share to director Kevin A. Richardson, II and the Company issued options to purchase 169,800 shares of the Company’s common stock at $0.18 per share to directors John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. On June 16, 2016, the Company issued an option to purchase 700,000 shares of the Company’s common stock at $0.04 per share to director Kevin A. Richardson, II and the Company issued options to purchase 200,000 shares of the Company’s common stock at $0.04 per share to directors John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. On October 1, 2015, the Company issued an option to purchase 452,381 shares of the Company’s common stock at $0.11 per share and an option to purchase 297,619 shares of the Company’s common stock at $0.50 per share to director Kevin A. Richardson, II and the Company issued options to purchase 150,795 shares of the Company’s common stock at $0.11 per share and options to purchase 99,205 shares of the Company’s common stock at $0.50 per share to directors John F. Nemelka and Alan L. Rubino. The options above issued at $0.50 per share were re-priced to $0.06 per share in March 2016 as the result of the public offering. On September 3, 2013, the Company issued an option to purchase 100,000 shares of the Company’s common stock at $0.65 per share to director Alan L. Rubino. On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. Kevin A. Richardson, II, and John F. Nemelka, each cancelled options to purchase 15,000 shares of the Company’s Common Stock and were each issued options to purchase 115,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share.

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2018: Kevin A. Richardson, II – 4,159,300, John F. Nemelka – 1,384,800, Alan L. Rubino – 1,369,800, A. Michael Stolarski – 1,019,800 and Maj-Britt Kaltoft – 650,000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 28, 2019, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s named executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

	Number of Shares	Percent of
	Beneficially	Shares
Name of Beneficial Owner (1)	Owned	Outstanding (2)
Kevin A. Richardson II (4)	17,564,160	10.6%
A. Michael Stolarski (3)	16,789,333	9.9%
Peter Stegagno (5)	4,261,780	2.7%
Iulian Cioanta (6)	3,576,146	2.2%
Lisa E. Sundstrom (7)	3,304,500	2.1%
John F. Nemelka (8)	1,596,055	1.0%
Alan Rubino (9)	1,569,800	1.0%
Maj-Britt Kaltoft (10)	850,000	0.5%
All directors and executive officers as a group (8 persons)	49,511,774	30.0%
5% Beneficial Owner:
Jerome Gildner (11)	13,333,334	8.2%
John McDermott (11)	12,575,756	7.7%
Nicholas Carosi III (11)	11,818,182	7.2%
James McGraw (11)	11,610,694	7.1%

(1)
Unless otherwise noted, each beneficial owner has the same address as us.
(2)
Applicable percentage ownership is based on 160,322,580 shares of common stock outstanding as of March 28, 2019, “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of March 28, 2019. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.
(3)
Includes options to purchase up to 1,019,800 shares of common stock, warrants to purchase up to 7,499,452 shares of common stock and 4,545,455 common shares available upon conversion of convertible promissory note.
(4)
Includes options to purchase up to 4,159,300 shares of common stock, warrants to purchase up to 3,222,583 shares of common stock and 2,363,636 common shares available upon conversion of convertible promissory note. In addition, this amount includes 138,782 shares of common stock owned directly by Prides Capital Fund I, L.P. Prides Capital Partners LLC is the general partner of Prides Capital Fund I, L.P. and Mr. Richardson is the controlling shareholder of Prides Capital Partners LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. Richardson has also been deputized by Prides Capital Partners LLC to serve on the board of directors of the Company. Mr. Richardson disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.
(5)
Consists of options to purchase up to 3,158,144 shares of common stock, warrants to purchase up to 771,818 shares of common stock and 331,818 common shares available upon conversion of convertible promissory note.
(6)
Consists of options to purchase up to 3,120,741 shares of common stock and warrants to purchase up to 440,000 shares of common stock.
(7)
Consists of options to purchase up to 2,864,500 shares of common stock and warrants to purchase up to 440,000 shares of common stock.
(8)
Includes options to purchase up to 1,384,800 shares of common stock and warrants to purchase up to 200,000 shares of common stock.
(9)
Includes options to purchase up to 1,369,800 shares of common stock and warrants to purchase up to 200,000 shares of common stock.
(10)
Includes options to purchase up to 650,000 shares of common stock and warrants to purchase up to 200,000 shares of common stock.
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

On December 11, 2017, the Company issued Class O Warrant Agreements to active employees, independent contractors, members of the board of directors and members of the medical advisory boards to purchase 3,940,000 shares of common stock at an exercise price of $0.11 per share. On March 1, 2019, the Company amended the expiration date of the Class O Warrants from March 17, 2019 to June 28, 2019 to be effective on March 1, 2019.  Kevin A. Richardson II and A. Michael Stolarski, both members of the Company’s board of directors and existing shareholders of the Company, were issued 640,000 and 200,000 warrants, respectively. John Nemelka, Alan Rubino and Maj-Britt Kaltoft, members of the Company’s board of directors, were each issued 200,000 warrants. Lisa E. Sundstrom, an officer of the Company was issued 440,000 warrants.

On March 27, 2017, the Company began offering subscriptions for 10% convertible promissory notes (the “10% Convertible Promissory Notes”) to selected accredited investors. The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant Agreement”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount, by (ii) $0.11. The Class N Warrant Agreement expires March 17, 2019. On January 23, 2019, the Company amended the expiration date of the Class N Warrants from March 17, 2019 to May 1, 2019, effective as of January 23, 2019. On March 1, 2019, the Company amended the expiration date of the Class N Warrants from March 17, 2019 to June 28, 2019 to be effective on March 1, 2019.  A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 10% Convertible Promissory Notes in the amount of $330,000. A. Michael Stolarski and Kevin A. Richardson II, both members of the Company’s board of directors and existing shareholders of the Company, had subscribed $130,000 and $140,000, respectively, to the Company as advances from related parties to be used to purchase 10% Convertible Promissory Notes. The 10% Convertible Promissory Notes associated with these subscriptions were issued in January 2018.

Director Independence

Our board of directors has determined that Alan L. Rubino and Maj-Britt Kaltoft qualify as independent directors based on the Nasdaq stock market definition of “independent director.” Our board of directors has determined that our other three directors, Kevin A. Richardson II, John F. Nemelka and A. Michael Stolarski, do not qualify as independent directors based on the Nasdaq stock market definition of “independent director.” There are no family relationships among any of the directors or executive officers of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our prior principal independent registered public accounting firm, Cherry Bekaert LLP, for the years ended December 31, 2018 and 2017 and audit and other services provided by our current principal independent registered public accounting firm, Marcum LLP for the year ended December 31, 2018:

Fee Category	2018	2017
Audit fees	$226,000	$199,620
Tax fees	18,000	21,600
All other fees	-	-
Total fees	$244,000	$221,220

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

During the course of 2018 and the first quarter of 2019, the audit committee met and held discussions with management and the independent auditors. In the discussions related to the Company’s consolidated financial statements for fiscal year 2018, management represented to the audit committee that such consolidated financial statements were prepared in accordance with United States generally accepted accounting principles. The audit committee reviewed and discussed with management and the independent auditors the audited consolidated financial statements for fiscal year 2018.

In fulfilling its responsibilities, the audit committee discussed with the independent auditors the matters that are required to be discussed by PCAOB Auditing Standards No. 1301, Communication with Audit Committees. In addition, the audit committee received from the independent auditors the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the audit committee concerning independence, and the audit committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the audit committee also considered whether the provision of services by the independent auditors not related to the audit of the Company’s financial statements for fiscal year 2018 were compatible with maintaining the independent auditors’ independence. The audit committee’s policy requires that the audit committee approve any audit or permitted non-audit service proposed to be performed by its independent auditors in advance of the performance of such service.

Based upon the audit committee’s discussions with management and the independent auditors and the audit committee's review of the representations of management and the written disclosures and letter of the independent auditors provided to the audit committee, the audit committee recommended to the board of directors that the audited consolidated financial statements for the year ended December 31, 2018 be included in the Company’s Annual Report on Form 10-K, for filing with the SEC.

The Audit Committee

John F. Nemelka (Chair)
Kevin A. Richardson II
A. Michael Stolarski

April 1, 2019

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. All financial statements

The following financial statements are included in this Annual Report on Form 10-K in Item 8 of Part II:

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

3.6	Certificate of Amendment to the Articles of Incorporation, dated September 8, 2015 (Incorporated by reference to the Form 10-K filed with the SEC on March 30, 2016).
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible
4.1	Form of Class A Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).
4.2	Form of Class B Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).
4.3	Form of Class D Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).
4.4	Form of Class E Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).
4.5	Form of Series A Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).
4.6	Form of Series B Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).
4.7	Form of 18% Senior Secured Convertible Promissory Note issued by the Company to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).
4.8	Form of Convertible Promissory Note between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).
4.9	Amendment No. 1 to the Convertible Note Agreement between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).
4.10	Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015).
4.11	Amendment No. 1 to Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 28, 2016 (Incorporated by reference to the Form 10-Q filed with the SEC on August 15, 2016).
4.12	Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 17, 2016).
4.13	Second Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on August 24, 2016).
4.14	Registration Rights Agreement dated January 13, 2016 among the Company and the investors listed therein (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).
4.15	Class K Warrant Agreement dated as of August 3, 2017, between the Company and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).
4.16	Form of Class N Warrant. (Incorporated by reference to Form 8-K filed with the SEC on November 9, 2017).
4.17	Letter to Series A Warrantholders, Class N Warrantholders and Class L Warrantholders, dated January 29, 2019. (Incorporated by reference to Form 8-K filed with the SEC on January 25, 2019).
4.18	Form of Class O Warrant. (Incorporated by reference to Form 8-K filed with the SEC on March 15, 2019).
4.19	Letter to Class N Warrantholders and Class O Warrantholders, dated March 14, 2019. (Incorporated by Reference to Form 8-K filed with the SEC on March 15, 2019).
10.1∞	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).
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
10.17#
Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs of dermaPACE Systems and Equipment among the Company, and Premier Shockwave Wound Care, Inc. and Premier Shockwave, Inc. dated as of February 13, 2018. (Incorporated by reference to Form 10-K filed with the SEC on March 29, 2018).

10.18	Agreement, dated June 14, 2018, by and among the Company and Johnfk Medical Inc. (Incorporated by reference to Form 8-K filed with the SEC on June 29, 2018).
10.19
Joint Venture Agreement, dated September 21, 2018, by and among the Company, Johnfk Medical Inc. and Holistic Health Institute Pte. Ltd. (Incorporated by reference to Form 8-K filed with the SEC on September 27, 2018).

10.20	Master Equipment Lease, dated January 26, 2018, by and among the Company and NFS Leasing, Inc. (Incorporated by reference to Form 8-K filed with the SEC on February 15, 2018).
10.21∞	Offer Letter, dated as of November 30, 2018, by and between SANUWAVE Health, Inc. and Kevin Richardson. (Incorporated by reference to Form 8-K filed with the SEC on December 4, 2018).
10.22∞	Offer Letter, dated as of April 15, 2018, by and between SANUWAVE Health, Inc., and Shri Parikh. (Incorporated by reference to Form 8-K filed with the SEC on June 7, 2018).
14.1	Code of Business Conduct and Ethics of SANUWAVE Health, Inc. (Incorporated by reference to the Form 10-K filed with the SEC on March 30, 2016).
21.1*	List of subsidiaries
23.1*	Consent of Cherry Bekaert LLP, independent registered public accountants.
23.2*	Consent of Marcum LLP, independent registered public accountants.
24.1*	Power of Attorney (included on signature page).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
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

SANUWAVE HEALTH, INC.

Dated: April 1, 2019	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Acting Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Kevin A. Richardson, II and Lisa E. Sundstrom, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Richardson, II	Acting Chief Executive Officer and Chairman of the Board of Directors	April 1, 2019
Name: Kevin A. Richardson, II	(principal executive officer)

/s/ Lisa E. Sundstrom	Chief Financial Officer	April 1, 2019
Name: Lisa E. Sundstrom	(principal financial and accounting officer)

/s/ John F. Nemelka	Director	April 1, 2019
Name: John F. Nemelka

/s/ Alan L. Rubino	Director	April 1, 2019
Name: Alan L. Rubino

/s/ A. Michael Stolarski	Director	April 1, 2019
Name: A. Michael Stolarski

/s/ Maj-Britt Kaltoft	Director	April 1, 2019
Name: Maj-Britt Kaltoft