Form 10-Q
period 2019-03-31
SANUWAVE Health, Inc.
filed 2019-05-20
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SNWV	OTCQB

As of May 16, 2019, there were issued and outstanding 177,063,147 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for dermaPACE and our product candidates; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners fo rmarket opportunities, which may include strategic partnerships or licensing agreements, or raising capital thorugh the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on April 1, 2019 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on April 1, 2019.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$98,946	$364,549
Accounts receivable, net of allowance for doubtful accounts
of $24,400 in 2019 and $33,045 in 2018	139,840	234,774
Due from related parties	2,699	1,228
Inventory	328,384	357,820
Prepaid expenses and other current assets	196,561	125,111
TOTAL CURRENT ASSETS	766,430	1,083,482

PROPERTY AND EQUIPMENT, net	91,452	77,755

RIGHT OF USE ASSETS	437,363	-

OTHER ASSETS	23,504	16,491
TOTAL ASSETS	$1,318,749	$1,177,728

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,780,108	$1,592,643
Accrued expenses	753,394	689,280
Accrued employee compensation	577,220	340,413
Contract liabilities	129,264	131,797
Lease liability - right of use	164,521	-
Advances from related parties	26,200	-
Line of credit, related parties	895,967	883,224
Accrued interest, related parties	1,391,469	1,171,782
Short term notes payable	2,611,731	1,883,163
Convertible promissory notes, net	2,756,427	2,652,377
Notes payable, related parties, net	5,372,743	5,372,743
Warrant liability	195,310	1,769,669
TOTAL CURRENT LIABILITIES	16,654,354	16,487,091

NON-CURRENT LIABILITIES
Contract liabilities	42,612	46,736
Lease liability - right of use	315,730	-
TOTAL NON-CURRENT LIABILITIES	358,342	46,736
TOTAL LIABILITIES	17,012,696	16,533,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000
shares authorized; no shares issued and outstanding	-	-

PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001,
6,175 designated; 6,175 shares issued and 0 shares outstanding
in 2018 and 2017	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001,
293 designated; 293 shares issued and 0 shares outstanding
in 2018 and 2017	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized;
160,322,580 and 155,665,138 issued and outstanding in 2019 and
2018, respectively	160,323	155,665

ADDITIONAL PAID-IN CAPITAL	101,731,430	101,153,882

ACCUMULATED DEFICIT	(117,520,434)	(116,602,778)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(65,266)	(62,868)
TOTAL STOCKHOLDERS' DEFICIT	(15,659,431)	(15,356,099)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,318,749	$1,177,728

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017

REVENUES
Product	$64,565	$238,568
License fees	106,250	84,116
Other revenue	7,148	21,588
TOTAL REVENUES	177,963	344,272

COST OF REVENUES
Product	65,112	125,594
Other	28,741	39,872
TOTAL COST OF REVENUES	93,853	165,466

GROSS MARGIN	84,110	178,806

OPERATING EXPENSES
Research and development	261,002	238,477
Selling and marketing	158,083	51,959
General and administrative	1,517,101	1,004,614
Depreciation	8,357	5,016
TOTAL OPERATING EXPENSES	1,944,542	1,300,066

OPERATING LOSS	(1,860,432)	(1,121,260)

OTHER INCOME (EXPENSE)
Gain (loss) on warrant valuation adjustment	32,359	(2,973,682)
Interest expense	(148,261)	(1,555,756)
Interest expense, related party	(219,687)	(189,211)
Loss on foreign currency exchange	(1,296)	(16,746)
TOTAL OTHER INCOME (EXPENSE), NET	(336,885)	(4,735,395)

NET LOSS	(2,197,317)	(5,856,655)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(2,398)	935
TOTAL COMPREHENSIVE LOSS	$(2,199,715)	$(5,855,720)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding - basic and diluted	157,112,875	139,754,044

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2017	-	$-	139,300,122	$139,300	$94,995,040	$(104,971,384)	$(43,783)	$(9,880,827)
Net loss	-	-	-	-	-	(5,856,655)	-	(5,856,655)
Cashless warrant exercises	-	-	1,023,130	1,023	117,815	-	-	118,838
Proceeds from warrant exercise	-	-	175,666	176	13,352	-	-	13,528
Shares issued for services	-	-	551,632	552	78,448	-	-	79,000
Warrants issued with convertible promissory notes	-	-	-	-	808,458	-	-	808,458
Beneficial conversion feature on convertible promissory notes	-	-	-	-	709,827	-	-	709,827
Warrants issued with promissory note	-	-	-	-	36,104	-	-	36,104
Beneficial conversion feature on promissory notes	-	-	-	-	35,396	-	-	35,396
Foreign currency translation adjustment	-	-	-	-	-	-	935	935
Balances as of March 31, 2018	-	$-	141,050,550	$141,051	$96,794,440	$(110,828,039)	$(42,848)	$(13,935,396)

Balances as of December 31, 2018	-	-	155,665,138	155,665	101,153,882	(116,602,778)	(62,868)	(15,356,099)
Net loss	-	-	-	-	-	(2,197,317)	-	(2,197,317)
Cashless warrant exercises	-	-	704,108	704	(704)	-	-	-
Proceeds from warrant exercise	-	-	620,000	620	52,580	-	-	53,200
Conversion of short term notes payable to equity	-	-	3,333,334	3,334	263,333	-	-	266,667
Reclassification of warrant liability to equity	-	-	-	-	262,339	1,279,661	-	1,542,000
Foreign currency translation adjustment	-	-	-	-	-	-	(2,398)	(2,398)

Balances as of March 31, 2019	-	$-	160,322,580	$160,323	$101,731,430	$(117,520,434)	$(65,266)	$(15,693,947)

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,17,317)	$(5,856,655)
Adjustments to reconcile loss from operations
to net cash used by operating activities
Depreciation	8,357	5,016
Change in allowance for doubtful accounts	(8,645)	(19,613)
Loss (gain) on warrant valuation adjustment	(32,359)	2,973,682
Amortization of operating lease	38,666	-
Amortization of debt issuance costs	-	1,473,872
Amortization of debt discount	-	37,984
Stock issued for consulting services	-	79,000
Accrued interest	147,028	-
Interest payable, related parties	219,687	80,613
Changes in operating assets and liabilities
Accounts receivable - trade	103,579	20,449
Inventory	29,436	(32,734)
Prepaid expenses	(71,450)	(110,672)
Contract assets	-	(55,700)
Due from related parties	(1,471)	-
Other assets	(7,013)	(3,336)
Accounts payable	187,465	(553,763)
Accrued expenses	64,114	(64,744)
Accrued employee compensation	236,807	68,822
Operating leases	4,222	-
Contract liabilties	(6,657)	109,214
NET CASH USED BY OPERATING ACTIVITIES	(1,285,551)	(1,848,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(22,054)	(7,720)
NET CASH USED BY INVESTING ACTIVITIES	(22,054)	(7,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term note	965,000	-
Proceeds from warrant exercise	53,200	13,528
Advances from related parties	26,200	12,000
Proceeds from convertible promissory notes, net	-	1,159,785
Proceeds from note payable, product	-	96,708
Payments on note payable, product	-	(2,650)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,044,400	1,279,371

EFFECT OF EXCHANGE RATES ON CASH	(2,398)	935

NET DECREASE IN CASH AND CASH EQUIVALENTS	(265,603)	(575,979)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	364,549	730,184
CASH AND CASH EQUIVALENTS, END OF PERIOD	$98,946	$154,205

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of short term notes payable	$266,667	$-

Reclassification of warrant liability to equity	$262,339	$-

Advances payable converted to convertible promissory notes	$-	$310,000

Accounts payable converted to convertible promissory notes	$-	$120,000

Beneficial conversion feature on convertible debt	$-	$745,223

Warrants issued with debt	$-	$844,562

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

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

The Company’s portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. The Company intends to apply its Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. In 2019, the Company has been marketing the dermaPACE System for sale in the United States and the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific. The Company generates revenues streams from product sales, licensing transactions and other activities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. The financial information as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2019 ("the 2018 Annual Report").

2. Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during 2019. As of March 31, 2019, the Company had an accumulated deficit of $117,520,434 and cash and cash equivalents of $98,946. For the three months ended March 31, 2019 and 2018, the net cash used by operating activities was $1,285,551 and $1,848,565, respectively. The Company incurred a net loss of $2,197,317 for the three months ended March 31, 2019. The operating losses and the events of default on the Company’s short term notes payable (see Note 7), the Company’s convertible promissory notes and the notes payable, related parties (see Note 8) indicate substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this report.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

2. Going Concern (continued)

The continuation of the Company’s business is dependent upon raising additional capital during the final three quarters of  2019 to fund operations. Management’s plans are to obtain additional capital through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be forced to seek relief through a filing under the U.S. Bankruptcy Code. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.
Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are summarized below and should be read in conjunction with the 2018 Annual Report:

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates – These consolidated financial statements have been prepared in accordance with U.S. GAAP. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimate of the net realizable value of inventory, estimated reserves for inventory, valuation of derivatives, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, and estimated fair value of warrants.

Reclassifications – Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Inventory - Inventory consists of finished medical equipment and parts and is stated at the lower of cost, which is valued using the first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete.  As of March 31, 2019, inventory consists of goods of $242,032 and parts of $195,814, net of reserve of $109,462 for total inventory of $328,384.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

3.
Summary of Significant Accounting Policies (continued)

Recently Issued or Adopted Accounting Standards

                In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. The Company, using the modified retrospective approach with a cumulative-effect adjustment, recognized a right to use ("ROU") asset at the beginning of the period of adoption (January 1, 2019). Therefore, the Company recognized and measured operating leases on the condensed consolidated balance sheet without revising comparative period information or disclosure. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs and treats short term leases of less than a year outside of a ROU asset. The Company has no financing leases. The adoption did not materially impact the Company’s Condensed Consolidated Statements of Operations or Cash Flows. Refer to Note 11, Commitments and Contingencies, for additional disclosures required by ASC 842. The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date (except we used the practical expedients and recorded the outstanding operating lease at January 1, 2019) based on the present value of lease payments over the lease term. As the Company’s lease did not provide an implicit interest rate, the Company used the equivalent borrowing rate for a secured financing with the term of that equal to the remaining life of the lease at inception. The lease terms used to calculate the ROU asset and related lease liability did not include options to extend or termination of the lease; there are none and there is no reasonable certainty that the Company would extend the lease at expiration. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense; there were no finance leases at this time which would be recognized as depreciation expense and interest expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a separate lease components. Non-leasing components are not included in the ROU asset.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award.  The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  The adoption of ASU 2017-09 did have a material impact on the Company's financial condition or results of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

3.
Summary of Significant Accounting Policies (continued)

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity and reporting burden associated with the accounting for freestanding and embedded instruments with down round features as liabilities subject to fair value measurement. Part II of this ASU addresses the difficulty of navigating Topic 480. Part I of this ASU will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for an entity in an interim or annual period. The Company has elected to apply ASU 2017-11 using a modified-retrospective approach by means of a cumulative-effect adjustment to its financial statements as of the beginning of the first fiscal year for which the account standard applies (or January 1, 2019), as allowed under ASU 2017-11. Since the adoption of ASU 2017-11 would have classified the warrants effected as equity at inception, the cumulative-effect adjustment should (i) record the issuance date value of the warrants as if they had been equity classified at the issuance date, (ii) reverse the effects of changes in the fair value of the warrants that had been recorded in the statement of comprehensive loss of each period, and (iii) eliminate the derivative liabilities form the balance sheet. The Company calculated (i) at $262,339 and recorded an increase to additional paid-in capital, (ii) at $1,279,661 and recorded an increase to retained earnings and (iii) at $1,542,000 and decreased the warrant liability.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. As a result, share-based payments issued to nonemployees related to the acquisition of goods and services will be accounted for similarly to the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted if financial statements have not yet been issued. The adoption of ASU 2018-07 had no impact on the Company’s financial statements.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

4.
Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2019	2018

Accrued board of directors' fees	$250,000	$200,000
Accrued outside services	148,576	115,118
Accrued executive severance	140,500	136,000
Accrued related party advances	102,370	101,137
Accrued travel	58,993	58,993
Deferred rent	-	44,623
Accrued legal fees	38,098	-
Accrued clinical study expenses	13,650	13,650
Accrued computer equipment	-	8,752
Accrued other	1,207	11,007
	$753,394	$689,280

5.
Contract liabilities

As of March 31, 2019, the Company has contract assets and liabilities from contracts with customers (see Note 12).

Contract liabilities consist of the following:

	March 31,	December 31,
	2019	2018

Deposit on product	$82,950	$92,950
Service agreement	53,787	57,365
Other	35,139	28,218
Total Contract liabilities	171,876	178,533
Non-Current	(42,612)	(46,736)
Total Current	$129,264	$131,797

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability (deferred revenue) until the performance obligations are satisfied. Of the aggregate $171,876 of contract liability balances as of March 31, 2019, the Company expects to satisfy its remaining performance obligations associated with $129,264 and $42,612 of contract liability balances within the next twelve months and following twelve months, respectively. Of the aggregate $178,533 of contract liability balances as of December 31, 2018, the Company expects to satisfy its remaining performance obligations associated with $131,797 and $46,736 of contract liability balances within the next twelve months and following twelve months, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

6.
Advances from related parties

During the three months ended March 31, 2019, the Company has received $26,200 for warrant exercises. Due to the timing of receipt of cash and issuance of the Company’s common stock the funds have been recorded as advances from related parties and will be properly recorded as equity when the common stock is issued.

7.
Short term notes payable

During the three months ended March 31, 2019, the Company entered into short term notes payable in the total principal amount of $965,000 with an interest rate of 5% per annum. The total principal and accrued interest of short term notes payable was $2,611,731 as of March 31, 2019 and are due and payable six months from the date of issuance of the respective notes.

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

8.
Notes payable, related parties

The notes payable, related parties as amended were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. The notes payable, related parties bear interest at 8% per annum, as amended. All remaining unpaid accrued interest and principal was due on December 31, 2018, as amended. HealthTronics, Inc. is a related party because they are a shareholder in the Company and have a security agreement with the Company detailed below.

The Company is a party to a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. During any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, June 30, 2018, September 30, 2018, December 31, 2018 and March 31, 2019 (collectively, the “Defaults”). As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

The notes payable, related parties had an aggregate outstanding principal balance of $5,372,743 at March 31, 2019 and December 31, 2018.

Accrued interest, related parties currently payable totaled $1,391,469 at March 31, 2019 and $1,171,782 at December 31, 2018. Interest expense on notes payable, related parties totaled $219,687 and $189,211 for the three months ended March 31, 2019 and 2018, respectively.

9.
Equity transactions

Warrant Exercise

During the three months ended March 31, 2019, the Company issued 620,000 shares of Common Stock upon the exercise of 620,000 Class L Warrants and Class O Warrants to purchase shares of stock under the terms of the respective warrant agreements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

9.
Equity transactions (continued)

Cashless Warrant Exercise

During the three months ended March 31, 2019, the Company issued 704,108 shares of Common Stock upon the cashless exercise of 1,313,258 Class N Warrants and Class L Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Conversion of short term notes payable to equity

During the three months ended March 31, 2019, the Company issued 3,333,334 shares of Common Stock upon the conversion of short term note payable in the principal amount of $266,667 with the receipt of notice of Class L warrant exercise of 3,333,334 Class L Warrants under the terms of the short term note payable.

10.
Warrants

A summary of the warrant activity during the three months ended March 31, 2019, is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				March 31,
Warrant class	2018	Issued	Exercised	Expired	2019

Class K Warrants	7,200,000	-	-	-	7,200,000
Class L Warrants	57,258,339	-	(4,100,001)	-	53,158,338
Class N Warrants	30,451,815	-	(1,046,591)	-	29,405,224
Class O Warrants	7,929,091	-	(120,000)	-	7,809,091
Series A Warrants	1,155,682	-	-	-	1,155,682
	103,994,927	-	(5,266,592)	-	98,728,335

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price per share	date

Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class L Warrants	$0.08	May 2019
Class N Warrants	$0.11	June 2019
Class O Warrants	$0.11	June 2019
Series A Warrants	$0.03	May 2019

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
March 31, 2019

10.
Warrants (continued)

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

The estimated fair values were determined using a binomial option pricing model based on various assumptions.  The Company’s derivative liabilities have been classified as Level 3 instruments and are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company's current common stock price, the remaining life of the warrants of 0.085  years, the volatility of the Company's common stock price of 102%, and the risk-free interest rate of 2.43%.  In addition, as of the valuation dates, management assessed the probabilities of future financing and other re-pricing events in the binominal valuation models.

A summary of the changes in the warrant liability during the three months ended March 31, 2019, is presented as follows:

	Class K	Series A
	Warrants	Warrants	Total

Warrant liability as of December 31, 2018	$1,542,000	$227,669	$1,769,669
Issued	-	-	-
Exercised	-	-	-
Change in fair value	-	(32,359)	(32,359)
Reclassification due to adoption of ASU 2017-11 (see Note 3)	(1,542,000)	-	(1,542,000)
Warrant liability as of March 31, 2019	$-	$195,310	$195,310

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

11.
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

Right of use assets and Lease liability - right of use consist of the following:

March 31,
2019
Right of use assets	$437,363

Lease liability - right of use
Current portion	$164,521
Long term portion	315,730
Total Lease liability - right of use	$480,251

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $4,222 and were included in Net cash used in operating activities in it condensed consolidated statement of cash flows. Upon adoption of ASC 842 on January 1, 2019, the Company increased non-cash balances of right of use assets and lease liability – right of use by $476,029 and $520,652, respectively.

As of March 31, 2019, the maturities of the Company's Lease liability - right of use consist of the following:

Year ending December 31,	Amount
2019 (remainder)	$140,173
2020	191,713
2021	197,462
Total lease payments	529,348
Less: Present value adjustment	(49,097)
Total Lease liability - right of use	$480,251

As required, the following disclosure is provided for periods prior to adoption. Minimum future lease payments that have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2019 (remainder)	$140,173
2020	191,713
2021	197,462
Total	$529,348

Rent expense for the three months ended March 31, 2019 and 2018 was $52,838 and $35,882, respectively.

As of March 31, 2019, the Company had no leases that were classified as a financing lease. As of March 31, 2019, the Company did not have additional operating or financing leases that have not yet commenced.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

12.
Revenue

Disaggregation of Revenue

The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the three months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019			Three months ended March 31, 2018
	United States	International	Total	United States	International	Total

Product	$17,678	$46,887	$64,565	$116,447	$122,121	$238,568
License fees	6,250	100,000	106,250	6,250	77,866	84,116
Other Revenue	-	7,148	7,148	-	21,588	21,588
	$23,928	$154,035	$177,963	$122,697	$221,575	$344,272

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

12.
Revenue (continued)

Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Three distributors accounted for 58%, 11% and 10% of revenues for the three months ended March 31, 2019 and 39%, 5% and 0% of accounts receivable at March 31, 2019. Four distributors accounted for 4%, 27%, 18% and 34% of revenues for the three months ended March 31, 2018. Three distributors and partners accounted for 24%, 60% and 7% of accounts receivable at December 31, 2018.

13.
Related party transactions

During the three months ended March 31, 2019 and 2018, the Company recorded $17,678 and $116,447, respectively, in revenue from an entity owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. Contract liabilities includes a balance at March 31, 2019 and 2018, of $138,887 and $48,553, respectively and the Accrued expenses balance includes a balance at March 31, 2019 and 2018, of $0 and $10,000, respectively from this related party.

14.
Stock-based compensation

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $0 for each of the three months ended March 31, 2019 and 2018.

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at March 31, 2019 and December 31, 2018, respectively. The aggregate intrinsic value for all vested and exercisable options was $1,456,116 and $2,085,866 at March 31, 2019 and December 31, 2018, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 7.15 and 7.4 years as of March 31, 2019 and December 31, 2018, respectively.

15.
Earnings (loss) per share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share as their inclusive would be anti-dilutive and consist of the following:

	March 31,	March 31,
	2019	2018

Options	31,703,385	21,593,385
Warrants	98,728,335	110,581,275
Convertible promissory notes	25,058,432	-
	155,490,152	132,174,660

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019

16.
Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Warrant Exercise

Subsequent to March 31, 2019, the Company issued 13,693,435 shares of Common Stock upon the exercise of 13,693,435 Series A Warrants, Class L Warrants and Class O Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Cashless Warrant Exercise

Subsequent to March 31, 2019, the Company issued 234,632 shares of Common Stock upon the cashless exercise of 251,356 Series A Warrants to purchase shares of stock under the terms of the warrant agreement.

Warrant Exercise – Line of credit, related parties

Subsequent to March 31, 2019, the Company issued 2,475,000 shares of Common Stock upon the exercise of 2,250,000 Class L Warrants converting funds from line of credit, related parties to purchase shares of stock under the terms of the warrant agreement.

Warrant Exercise – Short term notes payable

Subsequent to March 31, 2019, the Company issued 137,500 shares of Common Stock upon the exercise of 125,000 Series A Warrants converting funds from short term notes payable to purchase shares of stock under the terms of the warrant agreement.

Non-Cash Warrant Exercise

Subsequent to March 31, 2019, the Company issued 200,000 shares of Common Stock upon the exercise of 200,000 Class L Warrants to purchase shares of stock under the terms of the warrant agreement. The cash for this exercise was wired to an incorrect bank account due to the cyber security breach at the Company. The Company issued the shares of stock to the investor in lieu of the funds being received.

Accrued related party advances

On May 13, 2019, the Company repaid in full the outstanding balance with interest of $102,918 to Shri Parikh, the President of the Company.

Short term notes payable

Subsequent to March 31, 2019, the Company entered into short term notes payable with individuals in the total principal amount of $250,000 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance or receipt of notice of warrant exercise.

Advances from related parties

Subsequent to March 31, 2019, the Company collected $345,696 for the exercise of Series A Warrants and Class L Warrants. The shares of Common Stock for the exercise of the Series A Warrants and Class L Warrants will be issued by the transfer agent upon receipt of authorized documentation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the SEC on April 1, 2019.

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies and was cleared by the U.S. Food and Drug Administration ("FDA") on December 28, 2017.

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

Clinical Studies

A dosage study has been developed for launch in Poland to optimize dermaPACE system treatment dosage for producing a more rapid reduction in size of a diabetic foot ulcer (“DFU”).  The focus will be on increasing the number of shock waves delivered per treatment, as a function of DFUs area.  To determine the dosage necessary, three new distinctive regimens will be assessed during the study.  This study started in April 2019 and is expected to be finalized late in the third quarter of 2019.

A post-market pilot study to evaluate the effects of high energy acoustic shock wave therapy on local skin perfusion and healing of DFUs will be conducted at two sites: one in New Jersey and one in California. The intent of this trial is to quantify the level of increased perfusion and oxygenation during and after treatment with the dermaPACE system. Enrollment and first patient treatment started in April 2019.

Financial Overview

Since our inception, we have incurred losses from operations each year. As of March 31, 2019, we had an accumulated deficit of $117,520,434. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we incur expenses related to commercialization of our dermaPACE system for the treatment of diabetic foot ulcers in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE system, we hope to partially or completely offset these losses in the future.

Our operating losses create substantial doubt about our ability to continue as a going concern. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing will provide the necessary funding for us to continue as a going concern for the next year. See “Liquidity and Capital Resources” for further information regarding our financial condition.

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 1, 2019, we believe that the following accounting policies relating to revenue recognition, liabilities related to warrants issued, and stock-based compensation are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.

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

Results of Operations for the Three Months ended March 31, 2019 and 2018

Revenues and Cost of Revenues

Revenues for the three months ended March 31, 2019 were $177,963, compared to $344,272 for the same period in 2018, a decrease of $166,309, or 48%. Revenue resulted primarily from sales in Europe of our orthoPACE devices and related applicators, sales in the United States of our dermaPACE applicators and upfront distribution fee from our Southeast Asia distribution agreement with Johnfk Medical Inc. ("FKS"). The decrease in revenue for 2019 is primarily due to a decrease in sales of orthoPACE devices in Asia/Pacific and the European Community, as compared to the prior year, as well as lower sales of new applicators.

Cost of revenues for the three months ended March 31, 2019 were $93,853, compared to $165,466 for the same period in 2018. Gross profit as a percentage of revenues was 47% for the three months ended March 31, 2019, compared to 52% for the same period in 2018. The decrease in gross profit as a percentage of revenues in 2019 was primarily due to cost of new and refurbished dermaPACE applicators in the United States as a result of placements. This was partially offset by increased revenue for refurbishment license and upfront distribution fee which have little or no related cost, as compared to 2018.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 were $261,002, compared to $238,477 for the same period in 2018, an increase of $22,525, or 9%. The increase in research and development expenses in 2019, as compared to 2018, was due to an increase in contracting for temporary services and increased study expenses related to our new dosage study in Poland.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2019 were $158,083, compared to $51,959 for the same period in 2018, an increase of $106,124, or 204%. The increase in sales and marketing expenses in 2019, as compared to 2018, was due to an increase in hiring of trainers and salespeople and increased travel expenses for placement and training related to the commercialization of dermaPACE.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $1,517,101, as compared to $1,004,614 for the same period in 2018, an increase of $512,487, or 51%. The increase in general and administrative expenses in 2019, as compared to 2018, was due to an increase in salary, bonus and benefits related to new hires in 2018, increased legal costs of associated with SEC filings and patent issuance and maintenance, increased consulting expenses of related to our insurance reimbursement strategy for the commercialization of dermaPACE and one-time expense related to email spoofing cyber security breach.

Depreciation

Depreciation for the three months ended March 31, 2019 was $8,357, compared to $5,016 for the same period in 2018, an increase of $3,341, or 67%. The increase was due to the higher depreciation related to increase in fixed assets.

Other Income (Expense)

Other income (expense) was a net expense of $336,885 for the three months ended March 31, 2019 as compared to a net expense of $4,735,395 for the same period in 2018, a decrease of $4,398,510, or 93%, in the net expense. The decrease was primarily due to decreased interest expense, beneficial conversion discount and debt discount related to the convertible promissory notes issued in the fourth quarter of 2017 and first quarter of 2018. In addition, the net expense in 2019 included a non-cash gain for valuation adjustment on outstanding warrants of $32,359, as compared to a non-cash loss for valuation adjustment on outstanding warrants of $2,973,682 in 2018.

Net Loss

Net loss for the three months ended March 31, 2019 was $2,197,317, or ($0.01) per basic and diluted share, compared to a net loss of $5,856,655, or ($0.04) per basic and diluted share, for the same period in 2018, a decrease in the net loss of $3,659,338, or 62%. The decrease in the net loss was primarily a result of a decrease in other income (expense), partially offset by an increase in our operating expenses as described above.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $2,197,317 for the three months ended March 31, 2019 and $11,631,394 for the year ended December 31, 2018. These factors along with the events of default on the notes payable to HealthTronics, Inc., the Company’s convertible promissory notes and the Company’s short term notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.

We have entered into short term notes payable with twenty-four individuals between June 26, 2018 and March 13, 2019 in the total principal amount of $2,835,525 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance or receipt of notice of warrant exercise. On December 26, 2018, the Company defaulted on the short term notes payable issued on June 26, 2018 and began accruing interest at the default interest rate of 10%. On January 2, 2019, the Company defaulted on the short term notes payable issued on July 2, 2018 and began accruing interest at the default interest rate of 10%. On January 30, 2019, the Company defaulted on the short term notes payable issued on July 30, 2018 and began accruing interest at the default interest rate of 10%.

The continuation of our business is dependent upon raising additional capital in the final three quarters of 2019 to fund operations. Management expects the cash used in operations for the Company will be approximately $225,000 to $300,000 per month for the first half of 2019 and $275,000 to $350,000 per month for the second half of 2019 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of non-medical uses of our technology. Management’s plans are to obtain additional capital in 2019 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. A $400,000 fee we anticipated receiving in April 2019 from FKS under the terms of a June 2018 agreement has not been received to date, and we are in negotiations with such counterparty with repsect to payments and operations under such agreement. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents decreased by $265,603 for the three months ended March 31, 2019 and decreased by $575,979 for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, net cash used by operating activities was $1,285,551 and $1,848,565, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease of $563,014 in the use of cash for operating activities for the three months ended March 31, 2019, as compared to the same period for 2018, was primarily due to the increased accrued operating and payroll related expenses and increased receivables in 2019. Net cash used by investing activities for the three months ended March 31, 2019 and 2018, consisted of purchase of property and equipment of $22,054 and $7,720, respectively. Net cash provided by financing activities for the three months ended March 31, 2019 was $1,044,400, which consisted of $319,867 from the exercise of warrants, $698,333 from the issuance of short term notes payable and $26,200 from an advance from related parties. Net cash provided by financing activities for the three months ended March 31, 2018 was $1,279,371, which consisted of $12,000 from advances from related parties, $13,528 from exercise of warrants, $1,159,785 from the issuance of convertible promissory notes and $94,058 from issuance of note payable, product.

Segment and Geographic Information

We have determined that we have one operating segment. Our revenues are generated from sales in United States, Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States and all significant assets are located in the United States.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable, related parties. We have disclosed these obligations in our most recent Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2019. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

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

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of its review, management concluded that we had three material weaknesses in our internal control over financial reporting process. The first material weakness is due to the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements. The second material weakness is due to the lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for equity components of service agreements with select vendors. The third material weakness relates to our information technology infrastructure. This material weakness is due to cybersecurity breaches from email spoofing. As a result, management concluded that our internal control over reporting was not effective as of March 31, 2019.

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

Management will develop a remediation plan to address the material weakness related to its information technology infrastructure. The remediation plan will include, but not be limited to cybersecurity training for all employees and redesign of procedures that cyber security breaches may impact.

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

There has been a change in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.  On April 1, 2019, an accounting manager was added to the staff and this additional resource will be utilized to supplement our existing finance and accounting staff.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

For a description of our material legal proceedings, see “Litigation” in Note 14—“Commitments and Contingencies” in the notes to our condensed consolidated financial statements, which is incorporated herein by reference.

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

SANUWAVE HEALTH, INC.

Dated: May 20, 2019	By:	/s/ Kevin A. Richardson, II
	Name:	Kevin A. Richardson, II
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 20, 2019

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	May 20, 2019