Form 10-Q
period 2019-06-30
SANUWAVE Health, Inc.
filed 2019-08-14
CIK 1417663

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

 As of August 9, 2019, there were issued and outstanding 195,892,098 shares of the registrant’s common stock, $0.001 par value.

SANUWAVE Health, Inc.

Table of Contents

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	3

	Condensed Consolidated Statements of Comprehensive Loss for the three and six
	months ended June 30, 2019 and 2018	4

	Condensed Consolidated Statements of Stockholders’ Deficit for the three and six
	months ended June 30, 2019 and 2018	5

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2019 and 2018	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for dermaPACE and our product candidates; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on April 1, 2019 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on April 1, 2019.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$154,446	$364,549
Accounts receivable, net of allowance for doubtful accounts
of $58,293 in 2019 and $33,045 in 2018	175,041	234,774
Due from related parties	-	1,228
Inventory	423,932	357,820
Prepaid expenses and other current assets	251,616	125,111
TOTAL CURRENT ASSETS	1,005,035	1,083,482

PROPERTY AND EQUIPMENT, net	85,782	77,755

RIGHT OF USE ASSETS	398,698	-

OTHER ASSETS	23,561	16,491
TOTAL ASSETS	$1,513,076	$1,177,728

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,456,727	$1,592,643
Accrued expenses	795,458	689,280
Accrued employee compensation	865,900	340,413
Contract liabilities	114,814	131,797
Lease liability - right of use	167,437	-
Advances from related parties	585,022	-
Line of credit, related parties	726,009	883,224
Accrued interest, related parties	1,504,453	1,171,782
Short term notes payable	3,079,767	1,883,163
Convertible promissory notes, net	2,860,478	2,652,377
Notes payable, related parties, net	5,372,743	5,372,743
Warrant liability	-	1,769,669
TOTAL CURRENT LIABILITIES	17,528,808	16,487,091

NON-CURRENT LIABILITIES
Contract liabilities	67,361	46,736
Lease liability - right of use	272,413	-
TOTAL NON-CURRENT LIABILITIES	339,774	46,736
TOTAL LIABILITIES	17,868,582	16,533,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000
shares authorized; no shares issued and outstanding	-	-

PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001,
6,175 designated; 6,175 shares issued and 0 shares outstanding
in 2019 and 2018	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001,
293 designated; 293 shares issued and 0 shares outstanding
in 2019 and 2018	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized;
188,650,891 and 155,665,138 issued and outstanding in 2019 and
2018, respectively	188,651	155,665

ADDITIONAL PAID-IN CAPITAL	103,774,485	101,153,882

ACCUMULATED DEFICIT	(120,254,865)	(116,602,778)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(63,777)	(62,868)
TOTAL STOCKHOLDERS' DEFICIT	(16,355,506)	(15,356,099)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,513,076	$1,177,728

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

REVENUES
Product	$220,667	$243,465	$285,232	$482,033
License fees	66,808	203,757	173,058	287,873
Other revenue	29,501	5,988	36,649	27,576
TOTAL REVENUES	316,976	453,210	494,939	797,482

COST OF REVENUES
Product	178,458	128,716	243,570	254,309
Other	7,423	37,927	36,164	77,800
TOTAL COST OF REVENUES	185,881	166,643	279,734	332,109

GROSS MARGIN	131,095	286,567	215,205	465,373

OPERATING EXPENSES
Research and development	307,273	328,753	567,922	678,197
Selling and marketing	407,477	158,695	565,559	210,654
General and administrative	1,426,405	1,911,688	2,943,860	2,805,335
Depreciation	9,455	6,008	17,812	11,024
Loss on sale of property and equipment	-	3,170	-	3,170
TOTAL OPERATING EXPENSES	2,150,610	2,408,314	4,095,153	3,708,380

OPERATING LOSS	(2,019,515)	(2,121,747)	(3,879,948)	(3,243,007)

OTHER INCOME (EXPENSE)
Gain (loss) on warrant valuation adjustment	195,310	1,161,520	227,669	(1,812,162)
Interest expense	(790,178)	(1,735,509)	(938,439)	(3,291,265)
Interest expense, related party	(112,984)	(194,246)	(332,671)	(383,457)
Gain (loss) on foreign currency exchange	(7,064)	1,723	(8,359)	(15,023)
TOTAL OTHER INCOME (EXPENSE), NET	(714,916)	(766,512)	(1,051,800)	(5,501,907)

NET LOSS	(2,734,431)	(2,888,259)	(4,931,748)	(8,744,914)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	1,489	(11,904)	(909)	(10,969)
TOTAL COMPREHENSIVE LOSS	$(2,732,942)	$(2,900,163)	$(4,932,657)	$(8,755,883)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.06)

Weighted average shares outstanding - basic and diluted	174,730,747	148,582,386	165,921,811	144,168,215

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of January 1, 2018	-	$-	139,300,122	$139,300	$94,995,040	$(104,971,384)	$(43,783)	$(9,880,827)
Net loss	-	-	-	-	-	(5,856,655)	-	(5,856,655)
Cashless warrant exercises	-	-	1,023,130	1,023	117,815	-	-	118,838
Proceeds from warrant exercise	-	-	175,666	176	13,352	-	-	13,528
Shares issued for services	-	-	551,632	552	78,448	-	-	79,000
Warrants issued with convertible promissory notes	-	-	-	-	808,458	-	-	808,458
Beneficial conversion feature on convertible promissory notes	-	-	-	-	709,827	-	-	709,827
Warrants issued with promissory note	-	-	-	-	36,104	-	-	36,104
Beneficial conversion feature on promissory notes	-	-	-	-	35,396	-	-	35,396
Foreign currency translation adjustment	-	-	-	-	-	-	935	935

Balances as of March 31, 2018	-	$-	141,050,550	$141,051	$96,794,440	$(110,828,039)	$(42,848)	$(13,935,396)
Net loss	-	-	-	-	-	(2,888,259)	-	(2,888,259)
Warrant exercises	-	-	227,273	227	24,773	-	-	25,000
Cashless warrant exercises	-	-	4,606,675	4,607	(4,607)	-	-	-
Shares issued for services	-	-	71,532	71	27,429	-	-	27,500
Warrants issued for services	-	-	-	-	737,457	-	-	737,457
Conversion of promissory notes	-	-	5,896,727	5,897	642,743	-	-	648,640
Stock-based compensation	-	-	-	-	836,796	-	-	836,796
Foreign currency translation adjustment	-	-	-	-	-	-	(11,904)	(11,904)

Balances as of June 30, 2018	-	$-	151,852,757	$151,853	$99,059,031	$(113,716,298)	$(54,752)	$(14,560,166)

Balances as of January 1, 2019	-	-	155,665,138	155,665	101,153,882	(116,602,778)	(62,868)	(15,356,099)
Net loss	-	-	-	-	-	(2,197,317)	-	(2,197,317)
Cashless warrant exercises	-	-	704,108	704	(704)	-	-	-
Proceeds from warrant exercise	-	-	620,000	620	52,580	-	-	53,200
Other warrant exercise	-	-	3,333,334	3,334	263,333	-	-	266,667
Reclassification of warrant liability to equity	-	-	-	-	262,339	1,279,661	-	1,542,000
Foreign currency translation adjustment	-	-	-	-	-	-	(2,398)	(2,398)

Balances as of March 31, 2019	-	$-	160,322,580	$160,323	$101,731,430	$(117,520,434)	$(65,266)	$(15,693,947)
Net loss	-	-	-	-	-	(2,734,431)	-	(2,734,431)
Cashless warrant exercises	-	-	2,997,375	2,997	13,003	-	-	16,000
Proceeds from warrant exercise	-	-	17,051,769	17,052	1,333,005	-	-	1,350,057
Other warrant exercise	-	-	5,804,167	5,804	451,697	-	-	457,501
Conversion of line of credit, related parties to equity			2,475,000	2,475	177,525			180,000
Stock-based compensation	-	-	-	-	31,758	-	-	31,758
Warrants issued for consulting services	-	-	-	-	36,067	-	-	36,067
Foreign currency translation adjustment	-	-	-	-	-	-	1,489	1,489

Balances as of June 30, 2019	-	$-	188,650,891	$188,651	$103,774,485	$(120,254,865)	$(63,777)	$(16,355,506)

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,931,748)	$(8,744,914)
Adjustments to reconcile loss from operations
to net cash used by operating activities
Depreciation	17,812	11,024
Change in allowance for doubtful accounts	25,248	(61,344)
Stock-based compensation	31,758	836,796
Warrants issued for consulting services	36,067	737,457
Waived proceeds from warrant exercise	16,000	-
Loss (gain) on warrant valuation adjustment	(227,669)	1,812,162
Amortization of operating lease	(3,471)	-
Amortization of debt issuance costs	-	2,683,936
Amortization of debt discount	-	75,484
Stock issued for consulting services	-	106,500
Warrants issued for consulting services	36,067	737,457
Loss on sale of fixed assets	-	3,170
Accrued interest	936,658	168,787
Interest payable, related parties	332,671	156,746
Changes in operating assets and liabilities
Accounts receivable - trade	34,485	69,534
Inventory	(66,112)	15,216
Prepaid expenses	(126,505)	(54,528)
Contract assets	-	(40,000)
Due from related parties	1,228	-
Other assets	(7,070)	(3,872)
Accounts payable	(135,916)	(425,489)
Accrued expenses	106,178	91,459
Accrued employee compensation	525,487	194,194
Operating leases	44,623	-
Contract liabilties	3,642	769,480
NET CASH USED BY OPERATING ACTIVITIES	(3,386,634)	(1,598,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(25,839)	(13,612)
NET CASH USED BY INVESTING ACTIVITIES	(25,839)	(13,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term note	1,215,000	85,000
Proceeds from warrant exercise	1,403,257	38,528
Advances from related parties	585,022	156,000
Proceeds from convertible promissory notes, net	-	1,159,785
Proceeds from line of credit, related party	-	280,500
Proceeds from note payable, product	-	96,708
Payment on line of credit, related party	-	(144,500)
Payments on note payable, product	-	(96,708)
Payments on advances from related parties	-	(12,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,203,279	1,563,313

EFFECT OF EXCHANGE RATES ON CASH	(909)	(10,969)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(210,103)	(59,470)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	364,549	730,184
CASH AND CASH EQUIVALENTS, END OF PERIOD	$154,446	$670,714

NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion of short term notes payable	$724,168	$-

Conversion of line of credit, related party to equity	$180,000	$-

Reclassification of warrant liability to equity	$262,339	$-

Advances from related and unrelated parties converted to Convertible promissory note	$-	$310,000

Accounts payable converted to convertible promissory notes	$-	$120,000

Beneficial conversion feature on convertible debt	$-	$745,223

Warrants issued with debt	$-	$844,562

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

The Company’s portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. The Company intends to apply its Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. In 2019, the Company has been marketing the dermaPACE System for placement in the United States and the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia and Asia/Pacific. The Company generates revenues streams from product sales, licensing transactions and other activities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The financial information as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2019 (the “2018 Annual Report”).

2.
Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during 2019. As of June 30, 2019, the Company had an accumulated deficit of $120,254,865 and cash and cash equivalents of $154,446. For the six months ended June 30, 2019 and 2018, the net cash used by operating activities was $3,386,634 and $1,598,202, respectively. The Company incurred a net loss of $4,931,748 for the six months ended June 30, 2019 and a net loss of $8,744,914 for the six months ended June 30, 2018. The operating losses and the events of default on the Company’s short term notes payable (see Note 7), the Company’s convertible promissory notes and the notes payable, related parties (see Note 8) indicate substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this report.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

3.
Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are summarized below and should be read in conjunction with the 2018 Annual Report:

Principles of consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates – These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of condensed consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These condensed consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimate of the net realizable value of inventory, estimated reserves for inventory, valuation of derivatives, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, and estimated fair value of warrants.

Reclassifications – Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Inventory - Inventory consists of finished medical equipment and parts and is stated at the lower of cost, which is valued using the first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete. As of June 30, 2019, inventory consists of goods of $357,332 and parts of $193,655, net of reserve of $127,055 for a total inventory of $423,932.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies what constitutes a modification of a share-based payment award.  The ASU is intended to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  ASU 2017-09 is effective for public entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.  The adoption of ASU 2017-09 did not have a material impact on the Company’s financial condition or results of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

3.
Summary of Significant Accounting Policies (continued)

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity and reporting burden associated with the accounting for freestanding and embedded instruments with down round features as liabilities subject to fair value measurement. Part II of this ASU addresses the difficulty of navigating Topic 480. Part I of this ASU will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for an entity in an interim or annual period. The Company has elected to apply ASU 2017-11 using a modified-retrospective approach by means of a cumulative-effect adjustment to its financial statements as of the beginning of the first fiscal year for which the account standard applies (or January 1, 2019), as allowed under ASU 2017-11. Since the adoption of ASU 2017-11 would have classified the warrants effected as equity at inception, the cumulative-effect adjustment should (i) record the issuance date value of the warrants as if they had been equity classified at the issuance date, (ii) reverse the effects of changes in the fair value of the warrants that had been recorded in the statement of comprehensive loss of each period, and (iii) eliminate the derivative liabilities form the balance sheet. Upon adoption, the Company (i)  recorded an increase of $262,339 to additional paid-in capital, (ii) recorded an increase to retained earnings of $1,278,661and (iii) decreased the warrant liability by $1,542,000.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. As a result, share-based payments issued to nonemployees related to the acquisition of goods and services will be accounted for similarly to the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted if financial statements have not yet been issued. The adoption of ASU 2018-07 had no impact on the Company’s condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its condensed consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

4.
Accrued expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2019	2018

Accrued board of directors' fees	$300,000	$200,000
Accrued executive severance	145,000	136,000
Accrued outside services	124,078	115,118
Accrued inventory	116,502
Accrued travel	60,000	58,993
Accrued legal fees	35,000	-
Accrued clinical study expenses	13,650	13,650
Accrued related party advances	-	101,137
Deferred rent	-	44,623
Accrued computer equipment	-	8,752
Accrued other	1,228	11,007
	$795,458	$689,280

                 On May 13, 2019, the Company repaid in full the outstanding balance on accrued related party advances with interest of $102,918 to Shri Parikh, the President of the Company.

5.
Contract liabilities

As of June 30, 2019, the Company has contract assets and liabilities from contracts with customers (see Note 12).

Contract liabilities consist of the following:

	June 30,	December 31,
	2019	2018

Deposit on product	$62,946	$92,950
Service agreement	115,538	57,365
Other	3,691	28,218
Total Contract liabilities	182,175	178,533
Non-Current	(67,361)	(46,736)
Total Current	$114,814	$131,797

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability (deferred revenue) until the performance obligations are satisfied. Of the aggregate contract liability balances as of June 30, 2019, the Company expects to satisfy its remaining performance obligations associated with $114,814 and $67,361 of contract liability balances within the next twelve months and following forty-eight months, respectively. Of the aggregate contract liability balances as of December 31, 2018, the Company expects to satisfy its remaining performance obligations associated with $131,797 and $46,736 of contract liability balances within the next twelve months and following forty-eight months, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

6.
Advances from related parties

During the six months ended June 30, 2019, the Company has received $585,022 for warrant exercises. Due to the timing of receipt of cash and issuance of the Company’s common stock the funds have been recorded as advances from related parties and will be properly recorded as equity when the common stock is issued.

7.
Line of credit, related parties

The Company is a party to a line of credit agreement with A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. The line of credit is in the amount of $849,500 with an annualized interest rate of 6%. On April 30, 2019, the amount of the line of credit was decreased by $180,000 through a conversion to 2,475,000 shares of common stock. The line of credit may be called for payment upon demand of the holder. As of June 30, 2019, $726,009 was outstanding under the agreement.

Interest expense on the line of credit, related parties totaled $10,043 and $5,550 for the three months ended June 30, 2019 and 2018, respectively and $22,785 and $11,100 for the six months ended June 30, 2019 and 2018, respectively.

8.
Short term notes payable

During the six months ended June 30, 2019, the Company entered into short term notes payable in the total principal amount of $1,215,000 with an interest rate of 5% per annum. The total principal, accrued interest and accrued financing costs of short term notes payable was $3,079,767 as of June 30, 2019 and are due and payable six months from the date of issuance of the respective notes.

began accruing interest at the default interest rate of 10%. On January 2, 2019, the Company defaulted on the short term notes payable issued on July 2, 2018 and began accruing interest at the default interest rate of 10%. On January 30, 2019, the Company defaulted on the short term notes payable issued on July 30, 2018 and began accruing interest at the default interest rate of 10%. In May 2019, the Company defaulted on the short term notes payable issued during November 2018 and began accruing interest at the default rate of 10%. On June 30, 2019, the Company defaulted on the short term notes payable issued on December 31, 2018 and will begin accruing interest at the default interest rate of 10% in July 2019.

On April 17, 2019, the Company offered an incentive to Class L and Class N Warrant holders in return for their funding the operations of the Company prior to an effective Registration Statement with the SEC for the Class L and Class N Warrant Agreements and certain Series A Warrants. The Company approved the issuance of a 10% bonus number of shares of the Company’s common stock to be calculated by multiplying the number of shares being issued upon the Class L Warrant, Class N Warrant and Series A Warrant exercise by 10% at a cost basis equal to the exercise price and recorded interest expense in the amount of $629,963.

Interest expense on the short term notes payable totaled $675,537 and $41 for the three months ended June 30, 2019 and 2018, respectively and $705,772 and $41 for the six months ended June 30, 2019 and 2018, respectively.

9.
Convertible promissory notes

The 10% Convertible Promissory Notes have a six month term from the subscription date and the note holders can convert the 10% Convertible Promissory Notes at any time during the term to the number of shares of Company common stock, $0.001 par value (the “Common Stock”), equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.11. The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount by (ii) $0.11. The Class N Warrants expire March 17, 2019. On January 23, 2019, the Company amended the expiration date of the Class N Warrants from March 17, 2019 to May 1, 2019, effective as of January 23, 2019. On March 1, 2019, the Company amended the expiration date of the Class N Warrants from March 17, 2019 to June 28, 2019 to be effective on March 1, 2019. On May 31, 2019, the Company amended the expiration date of the Class N warrants from June 28, 2019 to September 3, 2019.

As of August 2, 2018, the Company defaulted on all of the 10% Convertible Promissory Notes issued and began accruing interest at the default interest rate of 18%.

Interest expense on the 10% Convertible Promissory Note totaled $104,051 and $1,710,280 for the three months ended June 30, 2019 and 2018, respectively, and $208,101 and $3,259,215 for the six months ended June 30, 2019 and 2018, respectively.

10.
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

The Company is a party to a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. During any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019 (collectively, the “Defaults”). As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

The notes payable, related parties had an aggregate outstanding principal balance of $5,372,743 at June 30, 2019 and December 31, 2018.

Accrued interest, related parties currently payable totaled $1,504,453 at June 30, 2019 and $1,171,782 at December 31, 2018. Interest expense on notes payable, related parties totaled $112,984 and $194,246 for the three months ended June 30, 2019 and 2018, respectively and $332,671 and $383,457 for the six months ended June 30, 2019 and 2018, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

11.
Equity transactions

Warrant Exercise

During the six months ended June 30, 2019, the Company issued 17,671,769 shares of Common Stock upon the exercise of 17,671,769 Class L Warrants, Class O Warrants and Series A Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Cashless Warrant Exercise

During the six months ended June 30, 2019, the Company issued 3,501,483 shares of Common Stock upon the cashless exercise of 6,755,522 Class N Warrants, Class L Warrants and Series A Warrants to purchase shares of stock under the terms of the respective warrant agreements.

During the six months ended June 30, 2019, the Company issued 200,000 shares of Common Stock on a cashless basis upon the exercise of 200,000 Class L Warrants to purchase shares of stock under the terms of the respective warrant agreements. The Common Stock was issued on a cashless basis as a result of email breach in March 2019. The warrant holder sent the funds to an incorrect bank account as a result of the email breach and the Company elected to waive the requirement to cash exercise and allowed the warrant holder to net exercise.

Other Warrant Exercise

During the six months ended June 30, 2019, the Company issued 9,137,501 shares of Common Stock exercise of 9,125,001 Class L Warrants and Series A Warrants, under the terms of the respective warrant agreements.  The other warrant exercise constituted the conversion of short term note payable in the principal amount of $724,168 with the receipt of notices of Class L and Series A warrant exercises all pursuant to the terms of the short term note payable.

12.
Warrants

A summary of the warrant activity during the six months ended June 30, 2019, is presented as follows:

Warrant class	Outstanding as of December 31, 2018	Issued	Exercised	Expired	Outstanding as of June 30, 2019

Class K Warrants	7,200,000	-	-	-	7,200,000
Class L Warrants	57,258,339	-	(57,258,339)	-	-
Class N Warrants	30,451,815	-	(6,237,499)	-	24,214,316
Class O Warrants	7,929,091	-	(140,000)	-	7,789,091
Class P Warrants	-	365,000	-	-	365,000
Series A Warrants	1,155,682	-	(1,155,682)	-	-
	103,994,927	365,000	(64,791,520)	-	39,568,407

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

12.
Warrants (continued)

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price per share	date

Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class N Warrants	$0.11	September 2019
Class O Warrants	$0.11	December 2019
Class P Warrants	$0.20	June 2024

  On January 23, 2019, the Company extended the expiration date to May 1, 2019 for Series A Warrants, Class L Warrants and Class N Warrants. On March 1, 2019, the Company extended the expiration date to June 28, 2019 for Class N Warrants and Class O Warrants. On May 31, 2019, the Company amended the expiration date of the Class N warrants from June 28, 2019 to September 3, 2019 to be effective on May 31, 2019. No consideration was given for the warrant extensions.

The Company has 28,325,002 Class L Warrants and 464,226 Series A Warrants that have been exercised but the common stock has not yet been issued. The cash for these issuable shares was previously received and recorded in Advances from related parties and Short term notes payable.

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

On June 11, 2019, the Company issued Class P Warrant Agreements to vendors to purchase 265,000 shares of common stock at an exercise price of $0.20 per share. Each Class P Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class P Warrants at the grant date was $36,067 and was recorded as selling and marketing expense and an increase to additional paid-in capital. The warrants vested upon issuance and expire on June 11, 2024.

On June 24, 2019, the Company issued Class P Warrant Agreement to a vendor to purchase up to 100,000 shares of common stock at an exercise price of $0.20 per share. Each Class P Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class P Warrant will be recorded as selling and marketing expense and an increase to additional paid-in capital as the warrants are earned per the milestones. The warrants have not yet vested based on milestones and expire on June 24, 2024.

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
June 30, 2019

12.
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

A summary of the changes in the warrant liability during the six months ended June 30, 2019, is presented as follows:

	Class K	Series A
	Warrants	Warrants	Total

Warrant liability as of December 31, 2018	$1,542,000	$227,669	$1,769,669
Change in fair value	-	(32,359)	(32,359)
Expired	-	(195,310)	(195,310)
Reclassification due to Adoption of ASU
2017-11 (see Note 3)	(1,542,000)	-	(1,542,000)
Warrant liability as of June 30, 2019	$-	$-	$-

13.
Commitments and contingencies

Operating Leases

The Company is a party to certain operating leases. In August 2016, the Company entered into a lease agreement for 7,500 square feet of office space for office, research and development, quality control, production and warehouse space which expires on December 31, 2021. On February 1, 2018, the Company entered into an amendment to the lease agreement for an additional 380 square feet of office space for storage which expires on December 31, 2021. On January 2, 2019, the Company entered into a second amendment to the lease agreement for an additional 2,297 square feet of office space for office space which expires on December 31, 2021. Under the terms of the lease, the Company pays monthly rent of $14,651, subject to a 3% adjustment on an annual basis.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

13.
Commitments and contingencies (continued)

Right of use assets and Lease liability – right of use consist of the following:

June 30,
2019

Right of use assets	$398,698

June 30,
2019

Lease liability - right of use
Current portion	$167,437
Long term portion	272,413
$439,850

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $44,623 and was included in Net cash used in operating activities in it condensed consolidated statement of cash flows. Upon adoption of ASC 842 on January 1, 2019, the Company increased non-cash balances of right of use assets and lease liability – right of use by $476,029 and $520,652, respectively.

As of June 30, 2019, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2019 (remainder)	$94,213
2020	191,713
2021	197,462
Total lease payments	483,388
Less: Present value adjustment	(43,538)
Lease liability - right of use	$439,850

Year ending December 31,	Amount
2019 (remainder)	$94,213
2020	191,713
2021	197,462
Total	$483,388

Rent expense for the three months ended June 30, 2019 and 2018 was $54,698 and $36,138, respectively, and for the six months ended June 30, 2018 and 2017 was $107,536 and $72,020, respectively.

As of June 30, 2019, the Company had no leases that were classified as a financing lease. As of June 30, 2019, the Company did not have additional operating or financing leases that have yet commenced.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

13.
Commitments and contingencies (continued)

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

14.
Revenue

Disaggregation of Revenue

The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30, 2019			Three months ended June 30, 2018
	United States	International	Total	United States	International	Total

Product	$120,488	$100,179	$220,667	$18,893	$224,572	$243,465
License fees	6,250	60,558	66,808	6,250	197,507	203,757
Other Revenue	-	29,501	29,501	-	5,988	5,988
	$126,738	$190,238	$316,976	$25,143	$428,067	$453,210

	Six months ended June 30, 2019			Six months ended June 30, 2018
	United States	International	Total	United States	International	Total

Product	$138,167	$147,065	$285,232	$135,340	$346,693	$482,033
License fees	12,500	160,558	173,058	12,500	275,373	287,873
Other Revenue	-	36,649	36,649	-	27,576	27,576
	$150,667	$344,272	$494,939	$147,840	$649,642	$797,482

  On June 4, 2019, we entered into an agreement with Johnfk Medical Inc. (“FKS”) and Holistic Wellness Alliance Pte. Ltd. (“HWA”) pursuant to which we and FKS terminated the joint venture agreement, dated as of September 21, 2018, that established HWA as a joint venture between us and FKS. Pursuant to such agreement, FKS will pay us the outstanding amount of $63,275 for equipment delivered to FKS and a penalty fee of $50,000 for early termination of the joint venture agreement. We received a partial payment of $10,000 for the early termination of the joint venture agreement on July 18, 2019.

Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Three distributors accounted for 30%, 28% and 15% of revenues for the six months ended June 30, 2019 and 49%, 0% and 25% of accounts receivable at June 30, 2019. Three distributors and partners accounted for 24%, 60% and 7% of accounts receivable at December 31, 2018.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

15.
Related party transactions

During the three and six months ended June 30, 2019 and 2018, the Company recorded $17,678 and $114,810 and $138,167 and $124,491, respectively, in revenue from an entity owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. Contract liabilities includes a balance at June 30, 2019 and 2018, of $102,899 and $53,682, respectively and the Accrued expenses balance includes a balance at June 30, 2019 and 2018, of $0 and $130,478, respectively from this related party.

16.
Stock-based compensation

On June 14, 2019, the Company granted to consultant an option to purchase up to 475,000 shares of the Company’s common stock at an exercise price of $0.18 per share. 100,000 shares subject to the option vested upon issuance and the remaining 375,000 shares subject to the option will vest based on performance milestones. Using a “closed-form” Black-Scholes option pricing model, management has determined that the vested shares had a fair value per share of $0.15 resulting in compensation expense of $15,000. The vested compensation cost was recognized upon grant. The unvested compensation cost will be recognized as the performance milestones are completed.

On June 11, 2019, the Company granted to two new employees options to purchase an aggregate of 105,000 shares of the Company’s common stock at an exercise price of $0.16 per share and vested upon issuance. Using the Black-Scholes option pricing model, management has determined that the shares subject to the option had a fair value per share of $0.1596 resulting in compensation expense of $16,758. Compensation cost was recognized upon grant.

               During the six months ended June 30, 2019, 100,000 options to purchase common stock were forfeited.

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $31,758 and $836,796 for the three months ended June 30, 2019 and 2018, respectively, and $31,758 and $836,796 for the six months ended June 30, 2019 and 2018, respectively.

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at June 30, 2019 and December 31, 2018, respectively. The aggregate intrinsic value for all vested and exercisable options was $664,516 and $2,085,866 at June 30, 2019 and December 31, 2018, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 6.92 and 7.4 years as of June 30, 2019 and December 31, 2018, respectively.

17.
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

	June 30,	June 30,
	2019	2018

Options	32,183,385	23,723,385
Warrants	39,568,407	108,355,714
Shares issuable	28,789,228	-
Convertible promissory notes	26,004,347	-
	126,545,367	132,079,099

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019

18.
Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Warrant Exercise

Subsequent to June 30, 2019, the Company issued 1,591,667 shares of Common Stock upon the exercise of 1,591,667 Class L Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Warrant Exercise – Short term notes payable

Subsequent to June 30, 2019, the Company issued 5,341,666 shares of Common Stock upon the exercise of 5,341,666 Class L Warrants converting funds from short term notes payable to purchase shares of stock under the terms of the warrant agreement.

Cashless Warrant Exercise

Subsequent to June 30, 2019, the Company issued 307,874 shares of Common Stock upon the cashless exercise of 622,909 Class N Warrants to purchase shares of stock under the terms of the warrant agreement.

Equipment Lease

Subsequent to June 30, 2019, the Company entered into the third drawdown of the Master Equipment Lease with NFS Leasing Inc. in the amount of $224,954.

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

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies and was cleared by the U.S. Food and Drug Administration (“FDA”) on December 28, 2017.

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

Clinical Studies

A dosage study has been developed for launch in Poland to optimize dermaPACE system treatment dosage for producing a more rapid reduction in size of a diabetic foot ulcer (“DFU”).  The focus will be on increasing the number of shock waves delivered per treatment, as a function of DFUs area.  To determine the dosage necessary, three new distinctive regimens will be assessed during the study.  This study started in April 2019 and is expected to be finalized late in the fourth quarter of 2019.

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

Financial Overview

Since our inception, we have incurred losses from operations each year. As of June 30, 2019, we had an accumulated deficit of $120,254,865. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we incur expenses related to commercialization of our dermaPACE system for the treatment of diabetic foot ulcers in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE system, we hope to partially or completely offset these losses in the future.

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

Results of Operations for the Three Months ended June 30, 2019 and 2018

Revenues and Cost of Revenues

Revenues for the three months ended June 30, 2019 were $316,976, compared to $453,210 for the same period in 2018, a decrease of $136,234, or 30%. Revenue resulted primarily from sales in Europe of our orthoPACE devices and related applicators and sales in the United States of our dermaPACE applicators. The decrease in revenue for 2019 is primarily due to a decrease in sales of new and refurbished applicators in Asia/Pacific and the European Community and lower upfront international distribution fees, as compared to the prior year. This is partially offset by higher device sales in the United States and Asia/Pacific.

Cost of revenues for the three months ended June 30, 2019 were $185,881, compared to $166,643 for the same period in 2018. Gross profit as a percentage of revenues was 41% for the three months ended June 30, 2019, compared to 63% for the same period in 2018. The decrease in gross profit as a percentage of revenues in 2019 was primarily due to increased sale of devices that have a lower margin and cost of new and refurbished dermaPACE applicators in the United States as a result of placements.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 were $307,273, compared to $328,753 for the same period in 2018, a decrease of $21,480, or 7%. The decrease in research and development expenses in 2019, as compared to 2018, was due to a reclassification of employees and related costs from research and development to general and administrative in 2019. This is partially offset by an increase in contracting for temporary services and increased study expenses related to our new dosage study in Poland.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2019 were $407,477, compared to $158,695 for the same period in 2018, an increase of $248,782, or 157%. The increase in selling and marketing expenses in 2019, as compared to 2018, was due to an increase in hiring of trainers and salespeople and increased travel expenses for placement and training related to the commercialization of dermaPACE.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $1,426,405, as compared to $1,911,688 for the same period in 2018, a decrease of $485,283, or 25%. The decrease in general and administrative expenses in 2019, as compared to 2018, was due to a decrease in stock based compensation expense related to options issued in 2018, lease expense related to pay-off of lease agreement for devices in 2018 and lower investor relations costs. This is partially offset by an increase in salary, bonus and benefits related to new hires in 2018.

Depreciation

Depreciation for the three months ended June 30, 2019 was $9,455, compared to $6,008 for the same period in 2018, an increase of $3,447, or 57%. The increase was due to the higher depreciation related to increase in fixed assets.

Other Income (Expense)

Other income (expense) was a net expense of $714,916 for the three months ended June 30, 2019 as compared to a net expense of $766,512 for the same period in 2018, a decrease of $51,596, or 7%, in the net expense. The decrease was primarily due to decreased interest expense, beneficial conversion discount and debt discount related to the convertible promissory notes issued in the fourth quarter of 2017 and first quarter of 2018. This is partially offset by financing charge in 2019 related to short term notes and 2019 included a non-cash gain for valuation adjustment on outstanding warrants of $195,310, as compared to $1,161,520 for the same period in 2018.

Net Loss

Net loss for the three months ended June 30, 2019 was $2,734,431, or ($0.02) per basic and diluted share, compared to a net loss of $2,888,259, or ($0.02) per basic and diluted share, for the same period in 2018, a decrease in the net loss of $153,828, or 5%.

Results of Operations for the Six Months ended June 30, 2019 and 2018

Revenues and Cost of Revenues

Revenues for the six months ended June 30, 2019 were $494,939, compared to $797,482 for the same period in 2018, a decrease of $302,543, or 38%. Revenue resulted primarily from sales in Europe of our orthoPACE devices and related applicators, sales in the United States of our dermaPACE applicators and upfront distribution fee from our Southeast Asia distribution agreement with Johnfk Medical Inc. (“FKS”). The decrease in revenue for 2019 is primarily due to a decrease in sales of orthoPACE devices in Asia/Pacific and the European Community and sales of dermaPACE devices in the United States, lower sales of new and refurbished applicators and reduced upfront distribution fee, as compared to the prior year.

Cost of revenues for the six months ended June 30, 2019 were $279,734, compared to $332,109 for the same period in 2018. Gross profit as a percentage of revenues was 43% for the six months ended June 30, 2019, compared to 58% for the same period in 2018. The decrease in gross profit as a percentage of revenues in 2019 was primarily due to cost of new and refurbished dermaPACE devices and applicators in the United States as a result of placements.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2019 were $567,922, compared to $678,197 for the same period in 2018, a decrease of $110,275, or 16%. The decrease in research and development expenses in 2019, as compared to 2018, was due to a reclassification of employees and related costs from research and development to general and administrative in 2019. This is partially offset by an increase in contracting for temporary services and increased study expenses related to our new dosage study in Poland.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2019 were $565,559, compared to $210,654 for the same period in 2018, an increase of $354,905, or 168%. The increase in sales and marketing expenses in 2019, as compared to 2018, was due to an increase in hiring of trainers and salespeople and increased travel expenses for placement and training related to the commercialization of dermaPACE.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $2,943,860, as compared to $2,805,335 for the same period in 2018, an increase of $138,525, or 5%. The decrease in general and administrative expenses in 2019, as compared to 2018, was due to decrease in stock based compensation expense related to option issued in 2018, lease expense related to pay-off of lease agreement for devices in 2018 and lower investor relations costs. This is partially offset by an increase in salary, bonus and benefits related to new hires in 2018.

Depreciation

Depreciation for the six months ended June 30, 2019 was $17,812, compared to $11,024 for the same period in 2018, an increase of $6,788, or 62%. The increase was due to the higher depreciation related to increase in fixed assets.

Other Income (Expense)

Other income (expense) was a net expense of $1,051,800 for the six months ended June 30, 2019 as compared to a net expense of $5,501,907 for the same period in 2018, a decrease of $4,450,107, or 81%, in the net expense. The decrease was primarily due to decreased interest expense, beneficial conversion discount and debt discount related to the convertible promissory notes issued in the fourth quarter of 2017 and first quarter of 2018. In addition, the net expense in 2019 included a non-cash gain for valuation adjustment on outstanding warrants of $227,669, as compared to a non-cash loss for valuation adjustment on outstanding warrants of $1,812,162 in 2018.

Net Loss

Net loss for the six months ended June 30, 2019 was $4,931,748, or ($0.03) per basic and diluted share, compared to a net loss of $8,744,914, or ($0.06) per basic and diluted share, for the same period in 2018, a decrease in the net loss of $3,813,166, or 44%. The decrease in the net loss was primarily a result of a decrease in other income (expense), partially offset by an increase in our operating expenses as described above.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $4,931,748 for the six months ended June 30, 2019 and $11,631,394 for the year ended December 31, 2018. These factors along with the events of default on the notes payable to HealthTronics, Inc., the Company’s convertible promissory notes and the Company’s short term notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.

We have entered into short term notes payable with twenty-four individuals between June 26, 2018 and April 10, 2019 in the total principal amount of $2,835,525 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance or receipt of notice of warrant exercise. On December 26, 2018, the Company defaulted on the short term notes payable issued on June 26, 2018 and began accruing interest at the default interest rate of 10%. On January 2, 2019, the Company defaulted on the short term notes payable issued on July 2, 2018 and began accruing interest at the default interest rate of 10%. On January 30, 2019, the Company defaulted on the short term notes payable issued on July 30, 2018 and began accruing interest at the default interest rate of 10%. In May 2019, the Company defaulted on the short term notes payable issued during November 2018 and began accruing interest at the default rate of 10%. On June 30, 2019, the Company defaulted on the short term notes payable issued on December 31, 2018 and will begin accruing interest at the default interest rate of 10% in July 2019.

The continuation of our business is dependent upon raising additional capital to fund operations. Management expects the cash used in operations for the Company will be approximately $275,000 to $350,000 per month for the remainder of 2019 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of non-medical uses of our technology. Management’s plans are to obtain additional capital in 2019 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. A $400,000 fee we anticipated receiving in April 2019 from FKS under the terms of a June 2018 agreement has not been received to date, and on June 4, 2019, we entered into an agreement with FKS and Holistic Wellness Alliance Pte. Ltd. (“HWA”) pursuant to which we and FKS terminated the joint venture agreement, dated as of September 21, 2018, that established HWA as a joint venture between us and FKS. Pursuant to such agreement, FKS will pay us the outstanding amount of $63,275 for equipment delivered to FKS and a penalty fee of $50,000 for early termination of the joint venture agreement. We received a partial payment of $10,000 for the early termination of the joint venture agreement on July 18, 2019. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents decreased by $210,103 for the six months ended June 30, 2019 and decreased by $59,470 for the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, net cash used by operating activities was $3,386,634 and $1,598,202, respectively, primarily consisting of compensation costs, dermaPACE commercialization activities and general corporate operations. The increase of $1,788,432 in the use of cash for operating activities for the six months ended June 30, 2019, as compared to the same period for 2018, was primarily due to the increased accrued operating and payroll related expenses and increased inventory and prepaid expenses in 2019. Net cash used by investing activities for the six months ended June 30, 2019 and 2018, consisted of purchase of property and equipment of $25,839 and $13,612, respectively. Net cash provided by financing activities for the six months ended June 30, 2019 was $3,219,279, which consisted of $1,403,257 from the exercise of warrants, $1,231,000 from the issuance of short term notes payable and $585,022 from an advance from related parties. Net cash provided by financing activities for the six months ended June 30, 2018 was $1,563,313, which consisted of $144,000 net from advances from related parties, $38,528 from exercise of warrants, $1,159,785 from the issuance of convertible promissory notes, $85,000 from issuance of short term notes payable and $136,000 net from increase in line of credit, related party.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2019. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

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

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of its review, management concluded that we had three material weaknesses in our internal control over financial reporting process. The first material weakness is due to the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements. The second material weakness is due to the lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for equity components of service agreements with select vendors. The third material weakness relates to our information technology infrastructure. This material weakness is due to cybersecurity breaches from email spoofing. As a result, management concluded that our internal control over reporting was not effective as of June 30, 2019.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES.
 Not applicable.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION.
 Not applicable.

Item 6.      EXHIBITS

Exhibit No.	Description

4.1	Letter to Class N Warrant Holders, dated June 5, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2019).

4.2	Letter to Class O Warrant Holders, dated June 5, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2019).

10.1
Deed of Termination of Joint Venture Agreement, dated June 4, 2019, by and among the Company, Johnfk Medical Inc. and Holistic Wellness Alliance Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2019).

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

SANUWAVE HEALTH, INC.

Dated: August 14, 2019	By:	/s/ Kevin A. Richardson, II
	Name:	Kevin A. Richardson, II
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 14, 2019

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	August 14, 2019