Form 10-Q
period 2019-09-30
SANUWAVE Health, Inc.
filed 2019-11-14
CIK 1417663

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

 As of November 11, 2019, there were issued and outstanding 268,906,727 shares of the registrant’s common stock, $0.001 par value.

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

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$402,656	$364,549
Accounts receivable, net of allowance for doubtful accounts
of $14,210 in 2019 and $33,045 in 2018	56,308	234,774
Due from related parties	-	1,228
Inventory	290,936	357,820
Prepaid expenses and other current assets	208,118	125,111
TOTAL CURRENT ASSETS	958,018	1,083,482

PROPERTY AND EQUIPMENT, net	79,300	77,755

RIGHT OF USE ASSETS	576,927	-

OTHER ASSETS	30,058	16,491
TOTAL ASSETS	$1,644,303	$1,177,728

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,697,051	$1,592,643
Accrued expenses	816,866	689,280
Accrued employee compensation	1,181,813	340,413
Contract liabilities	61,429	131,797
Lease liability - right of use	227,981	-
Advances from related parties	1,094,765	-
Line of credit, related parties	338,279	883,224
Accrued interest, related parties	1,679,975	1,171,782
Short term notes payable	1,061,408	1,883,163
Convertible promissory notes, net	1,012,458	2,652,377
Notes payable, related parties, net	5,372,743	5,372,743
Warrant liability	-	1,769,669
TOTAL CURRENT LIABILITIES	14,544,768	16,487,091

NON-CURRENT LIABILITIES
Contract liabilities	61,179	46,736
Lease liability - right of use	356,530	-
TOTAL NON-CURRENT LIABILITIES	417,709	46,736
TOTAL LIABILITIES	14,962,477	16,533,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000
shares authorized; no shares issued and outstanding	-	-

PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001,
6,175 designated; 6,175 shares issued and 0 shares outstanding
in 2019 and 2018	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001,
293 designated; 293 shares issued and 0 shares outstanding
in 2019 and 2018	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized;
245,768,619 and 155,665,138 issued and outstanding in 2019 and
2018, respectively	245,768	155,665

ADDITIONAL PAID-IN CAPITAL	109,488,657	101,153,882

ACCUMULATED DEFICIT	(123,002,883)	(116,602,778)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(49,716)	(62,868)
TOTAL STOCKHOLDERS' DEFICIT	(13,318,174)	(15,356,099)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,644,303	$1,177,728

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

REVENUES
Product	$158,855	$240,759	$444,087	$703,054
License fees	16,250	335,697	189,307	623,570
Other revenue	22,535	19,333	59,185	66,647
TOTAL REVENUES	197,640	595,789	692,579	1,393,271

COST OF REVENUES
Product	91,179	151,624	334,749	413,447
Other	31,744	31,970	67,908	102,256
TOTAL COST OF REVENUES	122,923	183,594	402,657	515,703

GROSS MARGIN	74,717	412,195	289,922	877,568

OPERATING EXPENSES
Research and development	299,903	622,152	867,825	1,339,933
Selling and marketing	335,472	210,654	901,031	268,051
General and administrative	1,802,659	2,244,036	4,746,519	5,163,044
Depreciation	22,338	5,709	40,150	16,733
Loss on sale of property and equipment	-	-	-	3,170
TOTAL OPERATING EXPENSES	2,460,372	3,082,551	6,555,525	6,790,931

OPERATING LOSS	(2,385,655)	(2,670,356)	(6,265,603)	(5,913,363)

OTHER INCOME (EXPENSE)
Gain (loss) on warrant valuation adjustment	-	2,241,008	227,669	428,846
Interest expense	(182,001)	(195,613)	(1,120,440)	(3,486,878)
Interest expense, related party	(175,522)	(199,991)	(508,193)	(583,448)
Gain (loss) on foreign currency exchange	(4,840)	(190)	(13,199)	(15,213)
TOTAL OTHER INCOME (EXPENSE), NET	(362,363)	1,845,214	(1,414,163)	(3,656,693)

NET LOSS	(2,748,018)	(825,142)	(7,679,766)	(9,570,056)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(14,061)	(6,230)	13,152	(17,199)
TOTAL COMPREHENSIVE LOSS	$(2,762,079)	$(831,372)	$(7,666,614)	$(9,587,255)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Weighted average shares outstanding - basic and diluted	211,423,362	151,852,757	181,088,995	147,550,321

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of January 1, 2018	-	$-	139,300,122	$139,300	$94,995,040	$(104,971,384)	$(43,783)	$(9,880,827)
Net loss	-	-	-	-	-	(5,856,655)	-	(5,856,655)
Cashless warrant exercises	-	-	1,023,130	1,023	117,815	-	-	118,838
Proceeds from warrant exercise	-	-	175,666	176	13,352	-	-	13,528
Shares issued for services	-	-	551,632	552	78,448	-	-	79,000
Warrants issued with convertible promissory notes	-	-	-	-	808,458	-	-	808,458
Beneficial conversion feature on convertible promissory notes	-	-	-	-	709,827	-	-	709,827
Warrants issued with promissory note	-	-	-	-	36,104	-	-	36,104
Beneficial conversion feature on promissory notes	-	-	-	-	35,396	-	-	35,396
Foreign currency translation adjustment	-	-	-	-	-	-	935	935

Balances as of March 31, 2018	-	$-	141,050,550	$141,051	$96,794,440	$(110,828,039)	$(42,848)	$(13,935,396)
Net loss	-	-	-	-	-	(2,888,259)	-	(2,888,259)
Warrant exercises	-	-	227,273	227	24,773	-	-	25,000
Cashless warrant exercises	-	-	4,606,675	4,607	(4,607)	-	-	-
Shares issued for services	-	-	71,532	71	27,429	-	-	27,500
Warrants issued for services	-	-	-	-	737,457	-	-	737,457
Conversion of promissory notes	-	-	5,896,727	5,897	642,743	-	-	648,640
Stock-based compensation	-	-	-	-	836,796	-	-	836,796
Foreign currency translation adjustment	-	-	-	-	-	-	(11,904)	(11,904)

Balances as of June 30, 2018	-	$-	151,852,757	$151,853	$99,059,031	$(113,716,298)	$(54,752)	$(14,560,166)
Net loss	-	-	-	-	-	(2,966,150)	-	(2,966,150)
Cashless warrant exercises	-	-	653,859	654	(654)	-	-	-
Conversion of promissory notes	-	-	2,600,511	2,600	283,456	-	-	286,056
Stock-based compensation	-	-	-	-	1,637,700	-	-	1,637,700
Foreign currency translation adjustment	-	-	-	-	-	-	(6,230)	(6,230)

Balances as of September 30, 2018	-	$-	155,107,127	$155,107	$100,979,533	$(116,682,448)	$(60,982)	$(15,608,790)

Balances as of January 1, 2019	-	-	155,665,138	155,665	101,153,882	(116,602,778)	(62,868)	(15,356,099)
Net loss	-	-	-	-	-	(2,197,317)	-	(2,197,317)
Cashless warrant exercises	-	-	704,108	704	(704)	-	-	-
Proceeds from warrant exercise	-	-	620,000	620	52,580	-	-	53,200
Other warrant exercise	-	-	3,333,334	3,334	263,333	-	-	266,667
Reclassification of warrant liability to equity	-	-	-	-	262,339	1,279,661	-	1,542,000
Foreign currency translation adjustment	-	-	-	-	-	-	(2,398)	(2,398)

Balances as of March 31, 2019	-	$-	160,322,580	$160,323	$101,731,430	$(117,520,434)	$(65,266)	$(15,693,947)
Net loss	-	-	-	-	-	(2,734,431)	-	(2,734,431)
Cashless warrant exercises	-	-	2,997,375	2,997	13,003	-	-	16,000
Proceeds from warrant exercise	-	-	17,051,769	17,052	1,333,005	-	-	1,350,057
Other warrant exercise	-	-	5,804,167	5,804	451,697	-	-	457,501
Conversion of line of credit, related parties to equity	-	-	2,475,000	2,475	177,525	-	-	180,000
Stock-based compensation	-	-	-	-	31,758	-	-	31,758
Warrants issued for consulting services	-	-	-	-	36,067	-	-	36,067
Foreign currency translation adjustment	-	-	-	-	-	-	1,489	1,489

Balances as of June 30, 2019	-	$-	188,650,891	$188,651	$103,774,485	$(120,254,865)	$(63,777)	$(16,355,506)
Net loss	-	-	-	-	-	(2,748,018)	-	(2,748,018)
Cashless warrant exercises	-	-	1,710,674	1,711	18,289	-	-	20,000
Proceeds from warrant exercise	-	-	10,506,593	10,506	961,528	-	-	972,034
Other warrant exercise	-	-	40,355,006	40,355	4,014,500	-	-	3,973,037
Conversion of line of credit, related parties to equity	-	-	4,545,455	4,545	495,455	-	-	581,818
Stock-based compensation	-	-	-	-	224,400	-	-	224,400
Foreign currency translation adjustment	-	-	-	-	-	-	14,061	14,061

Balances as of September 30, 2019	-	$-	245,768,619	$245,768	$109,488,657	$(123,002,883)	$(49,716)	$(13,318,174)

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,679,766)	$(9,570,056)
Adjustments to reconcile loss from operations
to net cash used by operating activities
Depreciation	40,150	16,733
Change in allowance for doubtful accounts	(18,835)	(49,847)
Stock-based compensation	256,158	2,474,496
Warrants issued for consulting services	36,067	737,457
Waived proceeds from warrant exercise	36,000	-
Stock issued for consulting services	-	106,500
Loss (gain) on warrant valuation adjustment	(227,669)	(428,846)
Accrued interest	1,139,904	280,975
Interest payable, related parties	508,193	319,237
Amortization of debt issuance costs	-	2,767,361
Amortization of debt discount	-	112,984
Loss on sale of fixed assets	-	3,170
Amortization of operating lease	(14,634)	-
Changes in operating assets and liabilities
Accounts receivable - trade	197,301	49,661
Inventory	66,884	(9,441)
Prepaid expenses	(83,007)	(76,871)
Due from related parties	1,228	-
Other assets	(13,567)	(3,901)
Accounts payable	118,908	184,442
Accrued expenses	127,586	72,483
Accrued employee compensation	863,400	362,823
Operating leases	9,513	-
Contract liabilties	(48,425)	379,074
NET CASH USED BY OPERATING ACTIVITIES	(4,684,611)	(2,271,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(28,990)	(32,171)
NET CASH USED BY INVESTING ACTIVITIES	(28,990)	(32,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	2,055,414	156,000
Proceeds from warrant exercise	1,378,142	38,528
Proceeds from short term note	1,215,000	184,750
Proceeds from line of credit, related party	90,000	280,500
Proceeds from convertible promissory notes, net	-	1,159,785
Proceeds from note payable, product	-	96,708
Payment on line of credit, related party	-	(144,500)
Payments on note payable, product	-	(96,708)
Payments on advances from related parties	-	(12,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,738,556	1,663,063

EFFECT OF EXCHANGE RATES ON CASH	13,152	(17,199)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,107	(657,873)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	364,549	730,184
CASH AND CASH EQUIVALENTS, END OF PERIOD	$402,656	$72,311

NON-CASH INVESTING AND FINANCING ACTIVITIES

Other warrant exercise	$924,649	$-

Conversion of line of credit, related party to equity	$680,000	$-

Conversion of short term notes payable to equity	$2,860,769	$-

Conversion of convertible promissory notes to equity	$1,918,254	$-

Reclassification of warrant liability to equity	$1,542,000	$-

Advances from related and unrelated parties converted to Convertible promissory note	$-	$310,000

Accounts payable and Accrued employee compensation converted to convertible promissory notes	$-	$120,000

Accounts payable and Accrued employee compensation converted to equity	$36,500	$-

Beneficial conversion feature on convertible debt	$-	$745,223

Warrants issued with debt	$-	$844,562

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The financial information as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2019 (the “2018 Annual Report”).

2. Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during 2019. As of September 30, 2019, the Company had an accumulated deficit of $123,002,883 and cash and cash equivalents of $402,656. For the nine months ended September 30, 2019 and 2018, the net cash used by operating activities was $4,684,611 and $2,271,566, respectively. The Company incurred a net loss of $7,679,766 and $9,570,056 for the nine months ended September 30, 2019 and 2018, respectively. The operating losses and the events of default on the Company’s short term notes payable (see Note 8), the Company’s convertible promissory notes and the notes payable, related parties (see Note 9) raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this report.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

Estimates – These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of condensed consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These condensed consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimate of the net realizable value of inventory, valuation of derivatives, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, and estimated fair value of warrants.

Reclassifications – Certain accounts in the prior period unaudited condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period unaudited condensed consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

Inventory - Inventory consists of finished medical equipment and parts and is stated at the lower of cost, which is valued using the first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete. As of September 30, 2019, inventory consists of goods of $212,940 and parts of $174,976, net of reserve of $96,980 for a total inventory of $290,936. As of December 31, 2018, inventory consisted of goods of $250,821 and parts of $226,299, net of reserve of $119,300 for a total inventory of $357,820.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

3.
Summary of Significant Accounting Policies (continued)

Recently Issued or Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. The Company, using the modified retrospective approach with a cumulative-effect adjustment, recognized a right to use ("ROU") asset at the beginning of the period of adoption (January 1, 2019). Therefore, the Company recognized and measured operating leases on the condensed consolidated balance sheet without revising comparative period information or disclosure. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs and treats short term leases of less than a year outside of a ROU asset. The Company has no financing leases. The adoption did not materially impact the Company’s Condensed Consolidated Statements of Operations or Cash Flows. Refer to Note 13, Commitments and Contingencies, for additional disclosures required by ASC 842. The Company determines if an arrangement is a lease at inception.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity and reporting burden associated with the accounting for freestanding and embedded instruments with down round features as liabilities subject to fair value measurement. Part II of this ASU addresses the difficulty of navigating Topic 480. Part I of this ASU will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for an entity in an interim or annual period. The Company has elected to apply ASU 2017-11 using a modified-retrospective approach by means of a cumulative-effect adjustment to its financial statements as of the beginning of the first fiscal year for which the account standard applies (or January 1, 2019), as allowed under ASU 2017-11. Since the adoption of ASU 2017-11 would have classified the warrants effected as equity at inception, the cumulative-effect adjustment should (i) record the issuance date value of the warrants as if they had been equity classified at the issuance date, (ii) reverse the effects of changes in the fair value of the warrants that had been recorded in the statement of comprehensive loss of each period, and (iii) eliminate the derivative liabilities form the balance sheet. Upon adoption, the Company (i) recorded an increase of $262,339 to additional paid-in capital, (ii) recorded an increase to retained earnings of $1,278,661 and (iii) decreased the warrant liability by $1,542,000.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

3.
Summary of Significant Accounting Policies (continued)

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815- 10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 are effective for pubic business entities for annual periods beginning after December 15, 2018. The Company has adopted ASU No. 2018-09 and the adoption of this ASU had no significant impact on its condensed consolidated financial statements.

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

4.
Accrued expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018

Accrued board of directors' fees	$350,000	$200,000
Accrued outside services	161,255	115,118
Accrued executive severance	149,500	136,000
Accrued travel	80,790	58,993
Accrued legal and professional fees	60,000	-
Accrued clinical study expenses	13,650	13,650
Accrued related party advances	-	101,137
Deferred rent	-	44,623
Accrued computer equipment	-	8,752
Accrued other	1,671	11,007
	$816,866	$689,280

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

5.
Contract liabilities

As of September 30, 2019, the Company has contract assets and liabilities from contracts with customers (see Note 15.

Contract liabilities consist of the following:

	September 30,	December 31,
	2019	2018

Service agreement	$109,177	$57,365
Deposit on product	9,740	92,950
Other	3,691	28,218
Total Contract liabilities	122,608	178,533
Non-Current	(61,179)	(46,736)
Total Current	$61,429	$131,797

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability (deferred revenue) until the performance obligations are satisfied. Of the aggregate contract liability balances as of September 30, 2019, the Company expects to satisfy its remaining performance obligations associated with $61,429 and $61,179of contract liability balances within the next twelve months and following forty-five months, respectively. Of the aggregate contract liability balances as of December 31, 2018, the Company expects to satisfy its remaining performance obligations associated with $131,797 and $46,736 of contract liability balances within the next twelve months and following forty-five months, respectively.

6.
Advances from related parties

During the nine months ended September 30, 2019, the Company has received $2,055,414 for warrant exercises. Due to the timing of receipt of cash and issuance of the Company’s common stock the funds have been recorded as advances from related parties and will be properly recorded as equity when the common stock is issued.  Advances from related parties totaled $1,094,765 at September 30, 2019.

7.
Line of credit, related parties

The Company is a party to a line of credit agreement with A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. The line of credit is in the amount of $669,500 with an annualized interest rate of 6%. On April 30, 2019, the amount of the line of credit was decreased by $180,000 through a conversion to 2,475,000 shares of common stock. On August 8, 2019, the amount of the line of credit was increased by $90,000 through a deposit on purchase of future dermaPACE Systems. On August 28, 2019, the amount of the line of credit was decreased by $500,000 through a conversion to 5,000,000 shares of common stock. The line of credit may be called for payment upon demand of the holder. As of September 30, 2019, $338,279 was outstanding under the agreement.

Interest expense on the line of credit, related parties totaled $14,770 and $7,590 for the three months ended September 30, 2019 and 2018, respectively and $37,555 and $18,690 for the nine months ended September 30, 2019 and 2018, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

8.
Short term notes payable

During the nine months ended September 30, 2019, the Company entered into short term notes payable in the total principal amount of $1,215,000 with an interest rate of 5% per annum. The total principal, accrued interest and accrued financing costs of short term notes payable was $1,061,408 as of September 30, 2019 and are due and payable six months from the date of issuance of the respective notes.

On December 26, 2018, the Company defaulted on the short term notes payable issued on June 26, 2018 and began accruing interest at the default interest rate of 10%. On January 2, 2019, the Company defaulted on the short term notes payable issued on July 2, 2018 and began accruing interest at the default interest rate of 10%. On January 30, 2019, the Company defaulted on the short term notes payable issued on July 30, 2018 and began accruing interest at the default interest rate of 10%. In May 2019, the Company defaulted on the short term notes payable issued during November 2018 and began accruing interest at the default rate of 10%. On June 30, 2019, the Company defaulted on the short term notes payable issued on December 31, 2018 and began accruing interest at the default interest rate of 10% in July 2019.

On April 17, 2019, the Company offered an incentive to Class L and Class N Warrant holders in return for their funding the operations of the Company prior to an effective Registration Statement with the SEC for the Class L and Class N Warrant Agreements and certain Series A Warrants. As teh incentive to Class L and Class N Warrant holders the Company approved the issuance of a 10% bonus number of shares of the Company’s common stock to be calculated by multiplying the number of shares being issued upon the Class L Warrant, Class N Warrant and Series A Warrant exercise by 10% at a cost basis equal to the exercise price and recorded interest expense in the amount of $629,963.

Interest expense on the short term notes payable totaled ($33,377) and $2,190 for the three months ended September 30, 2019 and 2018, respectively and $672,395 and $2,231 for the nine months ended September 30, 2019 and 2018, respectively.

9.
Convertible promissory notes

The 10% Convertible Promissory Notes have a six month term from the subscription date and the note holders can convert the 10% Convertible Promissory Notes at any time during the term to the number of shares of Company common stock, $0.001 par value (the “Common Stock”), equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.11. The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount by (ii) $0.11. The Class N Warrants were to expire on March 17, 2019. On January 23, 2019, the Company amended the expiration date of the Class N Warrants from March 17, 2019 to May 1, 2019. On March 1, 2019, the Company amended the expiration date of the Class N Warrants from March 17, 2019 to June 28, 2019. On May 31, 2019, the Company amended the expiration date of the Class N warrants from June 28, 2019 to September 3, 2019.

As of August 2, 2018, the Company defaulted on all of the 10% Convertible Promissory Notes issued and began accruing interest at the default interest rate of 18%.

As of September 30, 2019, the Company has received conversion notices on all outstanding Convertible Promissory Notes. However, as of September 30, 2019, the Company had not yet issued all of the Common Stock that is due upon conversion of the Convertible Promissory Notes. Therefore, there is still a remaining current liability balance in Convertible Promissory Notes of $1,012,458 at September 30, 2019 for those unissued common stock shares.

Interest expense on the 10% Convertible Promissory Note totaled $71,649 and $174,095 for the three months ended September 30, 2019 and 2018, respectively, and $279,750 and $3,433,310 for the nine months ended September 30, 2019 and 2018, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

The Company is a party to a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. During any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019 (collectively, the “Defaults”). As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights.

The notes payable, related parties had an aggregate outstanding principal balance of $5,372,743 at September 30, 2019 and December 31, 2018.

Accrued interest, related parties currently payable totaled $1,679,975 at September 30, 2019 and $1,171,782 at December 31, 2018. Interest expense on notes payable, related parties totaled $175,522 and $199,991 for the three months ended September 30, 2019 and 2018, respectively and $508,193 and $583,448 for the nine months ended September 30, 2019 and 2018, respectively.

11.
Equity transactions

Warrant Exercises

During the nine months ended September 30, 2019, the Company issued 28,178,362 shares of Common Stock upon the exercise of 28,178,362 Class L Warrants, Class O Warrants, Class N Warrants and Series A Warrants to purchase shares of stock under the terms of the respective warrant agreements, in exchange for $1,378,142 in cash proceeds.

Cashless Warrant Exercises

During the nine months ended September 30, 2019, the Company issued 4,962,157 shares of Common Stock upon the cashless exercise of 10,423,886 Class N Warrants, Class L Warrants and Series A Warrants to purchase shares of stock under the terms of the respective warrant agreements.

During the nine months ended September 30, 2019, the Company issued 450,000 shares of Common Stock on a cashless basis upon the exercise of 450,000 Class L Warrants to purchase shares of stock under the terms of the respective warrant agreements. The Common Stock was issued on a cashless basis as a result of email breach in March 2019. The warrant holder sent the funds to an incorrect bank account as a result of the email breach and the Company elected to waive the requirement to cash exercise and allowed the warrant holder to net exercise.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

11.
Equity transactions (continued)

Conversion of liabilities

During the nine months ended September 30, 2019, the Company issued 32,053,839 shares of Common Stock exercise of 32,053,839 Class L Warrants, Class N Warrants and Series A Warrants, under the terms of the respective warrant agreements. The other warrant exercise constituted the conversion of short term note payable in the principal amount of $2,860,769 with the receipt of notices of Class L, Class N and Series A warrant exercises, all pursuant to the terms of the short term note payable.

During the nine months ended September 30, 2019, the Company issued 17,438,668 shares of Common Stock due upon exercise of the conversion of convertible promissory notes in the principal and interest amount of $1,918,254 with the receipt of notices of conversion, all pursuant to the terms of the convertible promissory notes.

During the nine months ended September 30, 2019, the Company issued 7,020,455 shares of Common Stock due upon exercise of the conversion of line of credit, related parties in the principal amount of $680,000 with the receipt of notices of conversion.

12.
Warrants

A summary of the warrant activity during the nine months ended September 30, 2019, is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				September 30,
Warrant class	2018	Issued	Exercised	Expired	2019

Class K Warrants	7,200,000	-	-	-	7,200,000
Class L Warrants	57,258,339	-	(57,258,339)	-	-
Class N Warrants	30,451,815	-	(30,451,815)	-	-
Class O Warrants	7,929,091	-	(2,640,000)	-	5,289,091
Class P Warrants	-	365,000	-	-	365,000
Series A Warrants	1,155,682	-	(1,155,682)	-	-
	103,994,927	365,000	(91,505,836)	-	12,854,091

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price per share	date

Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class O Warrants	$0.11	December 2019
Class P Warrants	$0.20	June 2024

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

12.
Warrants (continued)

On January 23, 2019, the Company extended the expiration date to May 1, 2019 for Series A Warrants, Class L Warrants and Class N Warrants. On March 1, 2019, the Company extended the expiration date to June 28, 2019 for Class N Warrants and Class O Warrants. On May 31, 2019, the Company amended the expiration date of the Class N warrants from June 28, 2019 to September 3, 2019. No consideration was given for the warrant extensions.

The Company has 5,991,668 Class L Warrants, 125,557 Series A Warrants and 8,500,000 Class N Warrants that have been exercised but the common stock has not yet been issued. The cash for these issuable shares was previously received and recorded in Advances from related parties and Short term notes payable.

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

A summary of the changes in the warrant liability during the nine months ended September 30, 2019, is presented as follows:

	Class K	Series A
	Warrants	Warrants	Total

Warrant liability as of December 31, 2018	$1,542,000	$227,669	$1,769,669
Change in fair value	-	(32,359)	(32,359)
Expired	-	(195,310)	(195,310)
Reclassification due to Adoption of ASU
2017-11 (see Note 3)	(1,542,000)	-	(1,542,000)
Warrant liability as of September 30, 2019	$-	$-	$-

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

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

For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date (except we used the practical expedients and recorded the outstanding operating lease at January 1, 2019) based on the present value of lease payments over the lease term. As the Company’s lease did not provide an implicit interest rate, the Company used the equivalent borrowing rate for a secured financing with the term of that equal to the remaining life of the lease at inception. The lease terms used to calculate the ROU asset and related lease liability did not include options to extend or termination of the lease; there are none and there is no reasonable certainty that the Company would extend the lease at expiration. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a separate lease components. Non-leasing components are not included in the ROU asset.

Right of use assets and Lease liability – right of use consist of the following:

September 30,
2019

Right of use assets	$360,950

September 30,
2019

Lease liability - right of use
Current portion	$170,354
Long term portion	229,095
$399,449

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

13.
Commitments and contingencies (continued)

As of September 30, 2019, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2019 (remainder)	$47,336
2020	191,713
2021	197,462
Total lease payments	436,511
Less: Present value adjustment	(37,062)
Lease liability - right of use	$399,449

Rent expense for the three months ended September 30, 2019 and 2018 was $49,217 and $36,755, respectively, and for the nine months ended September 30, 2019 and 2018 was $148,172 and $108,776, respectively.

  Financing Lease

For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of the lease payment exceeds 90% of the sales price of the equipment, therefore this lease will be considered a financing lease. Lease expense will be recognized as payment of financing lease, depreciation expense and interest expense.

Right of use assets and Lease liability – right of use consist of the following:

September 30,
2019

Right of use assets	$215,977

September 30,
2019

Lease liability - right of use
Current portion	$62,779
Long term portion	122,283
$185,062

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

13.
Commitments and contingencies (continued)

As of September 30, 2019, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2019 (remainder)	$19,657
2020	78,629
2021	78,629
2022	39,315
Total	$216,230

As of September 30, 2019, the Company did not have additional operating or financing leases that have yet commenced.

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

14.
Revenue

Disaggregation of Revenue

The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019			Three months ended September 30, 2018
	United States	International	Total	United States	International	Total

Product	$9,832	$149,023	$158,855	$5,891	$234,868	$240,759
License fees	6,250	10,000	16,250	6,250	329,447	335,697
Other Revenue	25	22,510	22,535	-	19,333	19,333
	$16,107	$181,533	$197,640	$12,141	$583,648	$595,789

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	United States	International	Total	United States	International	Total

Product	$147,999	$296,088	$444,087	$141,231	$561,823	$703,054
License fees	18,750	170,557	189,307	18,750	604,820	623,570
Other Revenue	25	59,160	59,185	-	66,647	66,647
	$166,774	$525,805	$692,579	$159,981	$1,233,290	$1,393,271

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

14.
Revenue (continued)

On June 4, 2019, we entered into an agreement with Johnfk Medical Inc. (“FKS”) and Holistic Wellness Alliance Pte. Ltd. (“HWA”) pursuant to which we and FKS terminated the joint venture agreement, dated as of September 21, 2018, that established HWA as a joint venture between us and FKS. Pursuant to the termination agreement, FKS will pay us the outstanding amount of $63,275 for equipment delivered to FKS and a penalty fee of $50,000 for early termination of the joint venture agreement. We received a partial payment of $10,000 for the early termination of the joint venture agreement on July 18, 2019. We received the final payment of $40,000 for the early termination of the joint venture agreement on September 3, 2019.  We credited the outstanding amount of $63,275 due for equipment upon the return of the equipment on September 6, 2019.

Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Three distributors accounted for 34%, 21% and 19% of revenues for the nine months ended September 30, 2019 and 0%, 0% and 56% of accounts receivable at September 30, 2019. Three distributors and partners accounted for 24%, 0% and 60% of accounts receivable at December 31, 2018.

15.
Related party transactions

During the three and nine months ended September 30, 2019 and 2018, the Company recorded $10,682 and $16,740 and $148,849 and $141,231, respectively, in revenue from an entity owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. Contract liabilities includes a balance at September 30, 2019 and 2018, of $92,217 and $47,791, respectively and the Accrued expenses balance includes a balance at September 30, 2019 and 2018, of $0 and $154,500, respectively from this related party.

16.
Stock-based compensation

On August 26, 2019, the Company granted to employees and board members fully-vested options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at an exercise price of $0.15 per share. Using the Black-Scholes option pricing model, management has determined that the shares subject to the option had a fair value per share of $0.1496 resulting in compensation expense of $224,400. Compensation cost was recognized upon grant.

On June 14, 2019, the Company granted to a consultant an option to purchase up to 475,000 shares of the Company’s common stock at an exercise price of $0.18 per share. 100,000 shares subject to the option vested upon issuance and the remaining 375,000 shares subject to the option will vest based on performance milestones. Using a “closed-form” Black-Scholes option pricing model, management has determined that the vested shares had a fair value per share of $0.15 resulting in compensation expense of $15,000. The vested compensation cost was recognized upon grant. The unvested compensation cost will be recognized as the performance milestones are completed.

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

During the nine months ended September 30, 2019, 100,000 options to purchase common stock were forfeited.

The Company recognized as compensation cost for all outstanding stock options granted to employees, directors and advisors, $224,400 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $256,158 and $2,474,496 for the nine months ended September 30, 2019 and 2018, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019

16.
Stock-based compensation (continued)

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at September 30, 2019 and December 31, 2018, respectively. The aggregate intrinsic value for all vested and exercisable options was $785,516 and $2,085,866 at September 30, 2019 and December 31, 2018, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 6.81 and 7.4 years as of September 30, 2019 and December 31, 2018, respectively.

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

	September 30,	September 30,
	2019	2018

Options	33,683,385	31,673,385
Warrants	12,854,091	102,911,473
Shares issuable	14,617,225	-
Convertible promissory notes	9,204,160	-
	70,358,861	134,584,858

18.
Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Warrant Exercise

Subsequent to September 30, 2019, the Company issued 11,106,060 shares of Common Stock upon the exercise of 11,106,060 Class L Warrants, Class N Warrants and Class O Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Conversion of Short term notes payable

Subsequent to September 30, 2019, the Company issued 2,804,229 shares of Common Stock upon the exercise of 2,804,229 Class N Warrants converting funds from short term notes payable to purchase shares of stock under the terms of the warrant agreement.

Conversion of Convertible Promissory Notes

Subsequent to September 30, 2019, the Company issued 9,227,819 shares of Common Stock exercise of the conversion of convertible promissory notes in the principal and interest amount of $1,015,060 with the receipt of notices of conversion, all pursuant to the terms of the convertible promissory notes.

Issuance of stock options

Subsequent to September 30, 2019, the Company granted to new employees fully-vested options to purchase an aggregate of 610,000 shares of the Company’s common stock.

New agreements

Subsequent to September 30, 2019, the Company entered into the fourth drawdown of the Master Equipment Lease with NFS Leasing, Inc. to provide financing for equipment purchase in the amount of $70,256.

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

Clinical Studies

A dosage study has been developed for launch in Poland to optimize dermaPACE system treatment dosage for producing a more rapid reduction in size of a diabetic foot ulcer (“DFU”).  The focus will be on increasing the number of shock waves delivered per treatment, as a function of DFUs area.  To determine the dosage necessary, three new distinctive regimens will be assessed during the study.  This study started in April 2019 and is expected to be finalized in the first quarter of 2020.

A post-market pilot study to evaluate the effects of high energy acoustic shock wave therapy on local skin perfusion and healing of DFUs will be conducted at two sites: one in New Jersey and one in California. The intent of this trial is to quantify the level of increased perfusion and oxygenation during and after treatment with the dermaPACE system. This study started in April 2019 and is expected to be finalized in the first quarter of 2020.

Financial Overview

Since our inception, we have incurred losses from operations each year. As of September 30, 2019, we had an accumulated deficit of $123,002,883. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we incur expenses related to commercialization of our dermaPACE system for the treatment of diabetic foot ulcers in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE system, we hope to partially or completely offset these losses in the future.

Our operating losses and the events of default on the Company’s short term notes payable, the Company’s convertible promissory notes and the notes payable, related parties raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this report.  Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing will provide the necessary funding for us to continue as a going concern for the next year. See “Liquidity and Capital Resources” for further information regarding our financial condition.

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

Results of Operations for the Three Months ended September 30, 2019 and 2018

Revenues and Cost of Revenues

Revenues for the three months ended September 30, 2019 were $197,640, compared to $595,789 for the same period in 2018, a decrease of $398,149, or 67%. Revenue resulted primarily from sales in Europe and Asia/Pacific of our orthoPACE devices and related applicators. The decrease in revenue for 2019 is primarily due to a return of sales of devices and applicators as a result of the termination of distribution deal with Johnfk Medical Inc. (“FKS”), lower sales of refurbished applicators and lower upfront international distribution fees, as compared to the prior year. This is partially offset by device sales in Asia/Pacific.

Cost of revenues for the three months ended September 30, 2019 were $122,923 compared to $183,594 for the same period in 2018. Gross profit as a percentage of revenues was 38% for the three months ended September 30, 2019, compared to 69% for the same period in 2018. The decrease in gross profit as a percentage of revenues in 2019 was primarily due to the cost of building new and refurbished dermaPACE applicators in the United States as a result of placements.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 were $299,903, compared to $622,152 for the same period in 2018, a decrease of $322,249, or 52%. The decrease in research and development expenses in 2019, as compared to 2018, was due to a reclassification of employees and related costs from research and development to general and administrative in 2019 and lower stock based compensation expense as compared to prior year. This is partially offset by an increase in contracting for temporary services and increased study expenses related to our new dosage study in Poland.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2019 were $335,472, compared to $210,654 for the same period in 2018, an increase of $124,818, or 59%. The increase in selling and marketing expenses in 2019, as compared to 2018, was due to an increase in hiring of trainers and salespeople, increased travel expenses for placement and training related to the commercialization of dermaPACE and increased participation in domestic tradeshows.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2019 were $1,802,659, as compared to $2,244,036 for the same period in 2018, a decrease of $441,377, or 20%. The decrease in general and administrative expenses in 2019, as compared to 2018, was due to a decrease in stock based compensation expense related to options issued in 2018, lease expense related to pay-off of lease agreement for devices in 2018 and lower investor relations costs. This is partially offset by an increase in salary, bonus and benefits related to new hires in 2018.

Depreciation

Depreciation for the three months ended September 30, 2019 was $22,338, compared to $5,709 for the same period in 2018, an increase of $16,629, or 291%. The increase was due to the higher depreciation related to increase in fixed assets.

Other Income (Expense)

Other income (expense) was a net expense of $362,363 for the three months ended September 30, 2019 as compared to a net income of $1,845,214 for the same period in 2018, a decrease of $2,207,577, or 120%, in the net other income. The decrease was primarily due to decreased interest expense, beneficial conversion discount and debt discount related to the convertible promissory notes issued in the fourth quarter of 2017 and first quarter of 2018. This is partially offset by a non-cash gain for valuation adjustment on outstanding warrants of $0, as compared to $2,241,008 for the same period in 2018.

Net Loss

Net loss for the three months ended September 30, 2019 was $2,748,018, or ($0.01) per basic and diluted share, compared to a net loss of $825,142, or ($0.01) per basic and diluted share, for the same period in 2018, an increase in the net loss of $1,922,876, or 233%.

Results of Operations for the Nine Months ended September 30, 2019 and 2018

Revenues and Cost of Revenues

Revenues for the nine months ended September 30, 2019 were $692,579, compared to $1,393,271 for the same period in 2018, a decrease of $700,692, or 50%. Revenue resulted primarily from sales in Europe of our orthoPACE devices and related applicators, sales in the United States of our dermaPACE applicators and upfront distribution fee from our Southeast Asia distribution agreement with FKS. The decrease in revenue for 2019 is primarily due to a decrease in sales of orthoPACE devices in Asia/Pacific and the European Community and sales of dermaPACE devices in the United States, a return of sales of devices and applicators as a result of the termination of distribution deal with FKS, lower sales of new and refurbished applicators and reduced upfront distribution fee, as compared to the prior year.

Cost of revenues for the nine months ended September 30, 2019 were $402,657 compared to $515,703 for the same period in 2018. Gross profit as a percentage of revenues was 42% for the nine months ended September 30, 2019, compared to 63% for the same period in 2018. The decrease in gross profit as a percentage of revenues in 2019 was primarily due to the cost of new and refurbished dermaPACE devices and applicators in the United States as a result of placements.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 were $867,825, compared to $1,339,933 for the same period in 2018, a decrease of $472,108, or 35%. The decrease in research and development expenses in 2019, as compared to 2018, was due to a reclassification of employees and related costs from research and development to general and administrative in 2019 and lower stock based compensation expense for stock options issued to employees. This is partially offset by an increase in contracting for temporary services and increased study expenses related to our new dosage study in Poland.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2019 were $901,031, compared to $268,051 for the same period in 2018, an increase of $632,980, or 236%. The increase in sales and marketing expenses in 2019, as compared to 2018, was due to an increase in hiring of trainers and salespeople, increased travel expenses for placement and training related to the commercialization of dermaPACE and increased participation in domestic and international tradeshows.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2019 were $4,746,519, as compared to $5,163,044 for the same period in 2018, a decrease of $416,525, or 8%. The decrease in general and administrative expenses in 2019, as compared to 2018, was due to decrease in stock based compensation expense related to option issued in 2018, lease expense related to pay-off of lease agreement for devices in 2018 and lower recruitment costs. This is partially offset by an increase in salary, bonus and benefits related to new hires in 2018.

Depreciation

Depreciation for the nine months ended September 30, 2019 was $40,151, compared to $16,733 for the same period in 2018, an increase of $23,418, or 140%. The increase was due to the higher depreciation related to an increase in fixed assets.

Other Income (Expense)

Other income (expense) was a net expense of $1,414,162 for the nine months ended September 30, 2019 as compared to a net expense of $3,656,693 for the same period in 2018, a decrease of $2,242,531, or 61%, in the net expense. The decrease was primarily due to decreased interest expense, beneficial conversion discount and debt discount related to the convertible promissory notes issued in the fourth quarter of 2017 and first quarter of 2018. In addition, the net expense in 2019 included a non-cash gain for valuation adjustment on outstanding warrants of $227,669, as compared to a non-cash gain for valuation adjustment on outstanding warrants of $428,846 in 2018.

Net Loss

Net loss for the nine months ended September 30, 2019 was $7,679,766, or ($0.04) per basic and diluted share, compared to a net loss of $9,570,056, or ($0.06) per basic and diluted share, for the same period in 2018, a decrease in the net loss of $1,890,291, or 20%. The decrease in the net loss was primarily a result of a decrease in other income (expense), partially offset by an increase in our operating expenses as described above.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $7,679,766 for the nine months ended September 30, 2019 and $11,631,394 for the year ended December 31, 2018. These factors along with the events of default on the notes payable to HealthTronics, Inc., the Company’s convertible promissory notes and the Company’s short term notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock and convertible debt securities.

We have entered into short term notes payable with twenty-four individuals between June 26, 2018 and April 10, 2019 in the total principal amount of $2,835,525 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance or receipt of notice of warrant exercise. On December 26, 2018, the Company defaulted on the short term notes payable issued on June 26, 2018 and began accruing interest at the default interest rate of 10%. On January 2, 2019, the Company defaulted on the short term notes payable issued on July 2, 2018 and began accruing interest at the default interest rate of 10%. On January 30, 2019, the Company defaulted on the short term notes payable issued on July 30, 2018 and began accruing interest at the default interest rate of 10%. In May 2019, the Company defaulted on the short term notes payable issued during November 2018 and began accruing interest at the default rate of 10%. On June 30, 2019, the Company defaulted on the short term notes payable issued on December 31, 2018 and began accruing interest at the default interest rate of 10% in July 2019.

The continuation of our business is dependent upon raising additional capital to fund operations. Management expects the cash used in operations for the Company will be approximately $275,000 to $350,000 per month for the remainder of 2019 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of non-medical uses of our technology. Management’s plans are to obtain additional capital in 2019 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. A $400,000 fee we anticipated receiving in April 2019 from FKS under the terms of a June 2018 agreement has not been received to date, and on June 4, 2019, we entered into an agreement with FKS and Holistic Wellness Alliance Pte. Ltd. (“HWA”) pursuant to which we and FKS terminated the joint venture agreement, dated as of September 21, 2018, that established HWA as a joint venture between us and FKS. Pursuant to such agreement, FKS will pay us the outstanding amount of $63,275 for equipment delivered to FKS and a penalty fee of $50,000 for early termination of the joint venture agreement. We received a partial payment of $10,000 for the early termination of the joint venture agreement on July 18, 2019. We received the remaining balance of $40,000 for the early termination of the joint venture agreement on September 3, 2019. The $63,275 due for equipment delivered to FKS was reversed, along with the associated revenue when the equipment was returned on September 6, 2019. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash and cash equivalents increased by $38,107 for the nine months ended September 30, 2019 and decreased by $657,873 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, net cash used by operating activities was $4,684,611 and $2,271,566, respectively, primarily consisting of compensation costs, dermaPACE commercialization activities and general corporate operations. The increase of $2,413,045 in the use of cash for operating activities for the nine months ended September 30, 2019, as compared to the same period for 2018, was primarily due to the increased accrued operating and payroll related expenses and increased inventory and prepaid expenses in 2019. Net cash used by investing activities for the nine months ended September 30, 2019 and 2018, consisted of purchase of property and equipment of $28,990 and $32,171, respectively. Net cash provided by financing activities for the nine months ended September 30, 2019 was $4,738,556, which consisted of $2,055,414 from the exercise of warrants, $1,215,000 from the issuance of short term notes payable, $1,378,142 from an advance from related parties and $90,000 net increase in line of credit, related parties. Net cash provided by financing activities for the nine months ended September 30, 2018 was $1,663,063, which consisted of $144,000 net from advances from related parties, $38,528 from exercise of warrants, $1,159,785 from the issuance of convertible promissory notes, $184,750 from issuance of short term notes payable and $136,000 net from increase in line of credit, related party.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2019. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

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

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of its review, management concluded that we had three material weaknesses in our internal control over financial reporting process. The first material weakness is due to the lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements. The second material weakness is due to the lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for equity components of service agreements with select vendors. The third material weakness relates to our information technology infrastructure. This material weakness is due to cybersecurity breaches from email spoofing. As a result, management concluded that our internal control over reporting was not effective as of September 30, 2019.

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

               Management will develop a remediation plan to address the material weakness related to its information technology infrastructure. The remediation plan will include, but not be limited to cybersecurity training for all employees and redesign of procedures that cyber security breaches may impact. Management is working with their third party IT vendor to develop a training plan for all existing and new employees related to cyber security to be implemented in the first quarter of 2020.

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
        None.

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

SANUWAVE HEALTH, INC.

Dated: November 14, 2019	By:	/s/ Kevin A. Richardson II
	Name:	Kevin A. Richardson II
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson II Name: Kevin A. Richardson II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	November 14, 2019

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	November 14, 2019