Form 10-K
period 2019-12-31
SANUWAVE Health, Inc.
filed 2020-03-30
CIK 1417663

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to.
Commission File Number: 000-52985

SANUWAVE Health, Inc.
(Exact Name of Registrant as Specified in Charter)

Nevada	20-1176000
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3360 Martin Farm Road, Suite 100 Suwanee, Georgia	30024
(Address of Principal Executive Offices)	(Zip Code)

(770) 419-7525
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SNWV	OTCQB

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $25 million.

As of March 25, 2020, there were issued and outstanding 297,340,200 shares of the registrant’s common stock.

 SANUWAVE Health, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company’s future financial results, the Company’s near term cash requirements and cash sources, the ability to conduct clinical trials durng the COVID-19 pandemic, clinical trial results, regulatory approvals, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, global economic conditions, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission (the “SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements.

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to “we,” “us” and “our” are to the consolidated business of the Company.

Item 1. BUSINESS

Overview

  We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal, and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies.  On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE System as a Class II device via the de novo process.  As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the De Novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. The Company is marketing its dermaPACE System for treatment usage in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia, and Asia/Pacific. The Company generates revenue streams from dermaPACE treatments, product sales, licensing transactions and other activities.

Our lead product candidate for the global wound care market, dermaPACE, has received FDA clearance for commercial use to treat diabetic foot ulcers in the United States and the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III Premarket Approvals ("PMAs") approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe and Asia.

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

Clinical Studies

A dosage study has been developed for launch in Poland to optimize dermaPACE system treatment dosage for producing a more rapid reduction in size of a diabetic foot ulcer (“DFU”).  The focus will be on increasing the number of shock waves delivered per treatment, as a function of DFUs area.  To determine the dosage necessary, three new distinctive regimens will be assessed during the study.  This study started in April 2019 and is expected to be finalized in the third quarter of 2020.

A post-market pilot study to evaluate the effects of high energy acoustic shock wave therapy on local skin perfusion and healing of DFUs will be conducted at two sites: one in New Jersey and one in California. The intent of this trial is to quantify the level of increased perfusion and oxygenation during and after treatment with the dermaPACE system. This study started in April 2019 and is expected to be finalized late in the third quarter of 2020.

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

Non-Medical Uses for Our Shockwave Technology

We believe there are significant license/partnership opportunities for our acoustic pressure shockwave technology in non-medical uses, including in the energy, water, food, and industrial markets.

Due to their powerful pressure gradients and localized cavitational effects, we believe that high-energy, acoustic pressure shockwaves can be used to clean, in an energy efficient manner, contaminated fluids from impurities, bacteria, viruses, and other harmful micro-organisms, which provides opportunities for our technology in cleaning industrial and domestic/municipal waters. Based on the same principles of action of the acoustic pressure shockwaves against bacteria, viruses, and harmful micro-organisms, we believe our technology can be applied for cleaning or sterilization of various foods such as milk, natural juices, and meats.

In the energy sector, we believe that the acoustic pressure shockwaves can be used to improve oil recovery (IOR), as a supplement to or in conjunction with existing fracking technology, which utilizes high pressurized water/gases to crack the rocks that trapped oil in the underground reservoir. Through the use of our high-energy, acoustic pressure shockwaves the efficiency can be improved and in the same time the environmental impact of the fracking process can be reduced. Furthermore, we believe our technology can be used for enhanced oil recovery (EOR) based on the changes in oil flow characteristics resulting from acoustic pressure shockwave stimulation, as a tertiary method of oil recovery from older oil fields.

Additionally, we demonstrated through three studies performed at Montana State University that high-energy, acoustic pressure shockwaves are disrupting biofilms and thus can be used for surface cleaning monuments, ship hulls, and underwater structure cleaning, or to unclog pipes in the energy industry (shore or off-shore installations), food industry, and water management industry, which will reduce or eliminate down times with significant financial benefits for maintenance of existing infrastructure. Also, our technology should have a significant environmental impact by eliminating or reducing the use of harmful chemicals, which are the preferred biofilm cleaning method at this time.

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

Strategy

Our primary objective is to be a leader in the development and commercialization of our acoustic pressure shock wave technology for regenerative medicine and other applications. Our initial focus is regenerative medicine utilizing noninvasive (extracorporeal), acoustic pressure shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of skin, musculoskeletal tissue and vascular structures. Our lead regenerative product in the United States is the dermaPACE device for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies.  On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE System as a Class II device via the de novo process.  As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the De Novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

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

On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE System as a Class II device via the de novo process.  As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the De Novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.  We began the commercialization of dermaPACE in the United States in 2018 through strategic partnership and have continued commercialization in 2019 through placement of devices in doctors’ offices, wound care centers and hospitals by our internal sales team. For example, in February 2018, we entered into an agreement with Premier Shockwave Wound Care, Inc. (“PSWC”) and Premier Shockwave, Inc. (“PS”) for the purchase by PSWC and PS of dermaPACE Systems and related equipment sold by us, including a minimum purchase of 100 units over 3 years, and granting PSWC and PS limited but exclusive distribution rights to provide dermaPACE Systems to certain government healthcare facilities in exchange for the payment of certain royalties to us. PSWC is a related party since it is owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company.

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

Sales, Marketing and Distribution

Following FDA approval in December 2017, we intend to seek a development and/or commercialization partnership, or to commercialize the product ourselves. Outside the United States, we retain distributors to represent our products in selective international markets. These distributors have been selected based on their existing business relationships and the ability of their sales force and distribution capabilities to effectively penetrate the market with our PACE product line. We rely on these distributors to manage physical distribution, customer service and billing services for our international customers. Four distributors and partners accounted fo 18%, 15% and 12% of revenues for the year ended December 31, 2019, and 0%, 0% and 22% of accounts receivable at December 31, 2019. Three distributors and partners accounted for 33%, 23% and 11% of revenues for the year ended December 31, 2018, and 24%, 60% and 7.7% of accounts receivable at December 31, 2018.

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

Our facility in Suwanee, Georgia consists of 10,177 square feet and provides office, research and development, quality control, production and warehouse space. It is a FDA registered facility and is ISO 13485:2016 and Medical Device Single Audit Program (“MDSAP”) certified (for meeting the requirements for a comprehensive management system for the design and manufacture of medical devices).

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

Patents

We consider the protection afforded by patents important to our business. We intend to seek and maintain patent protection in the United States and select foreign countries, where deemed appropriate for products that we develop. There are no assurances that any patents will result from our patent applications, or that any patents that may be issued will protect our intellectual property, or that any issued patents or pending applications will not be successfully challenged, including as to ownership and/or validity, by third parties. In addition, if we do not avoid infringement of the intellectual property rights of others, we may have to seek a license to sell our products, defend an infringement action or challenge the validity of intellectual property in court. Any current or future challenges to our patent rights, or challenges by us to the patent rights of others, could be expensive and time consuming.

We derive our patent rights, including as to both issued patents and “patent pending” applications, from three sources: (1) assignee of patent rights in technology we developed; (2) assignee of patent rights purchased from HealthTronics, Inc. (“HealthTronics”); and (3) as licensee of certain patent rights assigned to HealthTronics. In August 2005, we purchased a significant number of patents and patent applications from HealthTronics, to whom we granted back perpetual and royalty-free field-of-use license rights in the purchased patent portfolio primarily for urological uses. We believe that our owned and licensed patent rights provide a competitive advantage with respect to others that might seek to utilize certain of our apparatuses and methods incorporating extracorporeal acoustic pressure shockwave technologies that we have patented, However, we do not hold patent rights that cover all of our products, product components, or methods that utilize our products. We also have not conducted a competitive analysis or valuation with respect to our issued and pending patent portfolio in relation to our current products and/or competitor products.

We are the assignee of twenty-five issued United States patents and thirty-one issued foreign patents that are not expired, which on average have remaining useful lives of ten years with the longest useful life extending to 2037. Our current issued United States and foreign patents include patent claims directed to particular electrode configurations, piezoelectric fiber shockwave devices, chemical components for shockwave generation, reflector geometries, medical systems general construction, and detachable therapy heads with data storage devices. Our United States patents also include patent claims directed to methods of using acoustic pressure shockwaves, including devices such as our products, to treat ischemic conditions, spinal cord scar tissue and spinal injuries, bone fractures and osteoporosis, blood sterilization, stem cell stimulation, tissue cleaning, and, within particular treatment parameters, diabetic foot ulcers and pressure sores. While such patented method claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our medical and non-medical method patents as compared to device construction patents.

We also currently maintain ten United States non-provisional patent applications and nineteen foreign patent applications. Our patent-pending rights include inventions directed to certain shockwave devices and systems, ancillary products, and components for acoustic pressure shockwave treatment devices, and various methods of using acoustic pressure shockwaves. Such patent-pending methods include, for example, using acoustic pressure shockwaves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels and circulatory disorders, lymphatic disorders, cardiac tissue, fat and cellulite, cancer, blood and fluids sterilization, to destroy pathogens, to process fluids, meat and dairy products, to destroy blood vessels occlusions and plaques, and to perform personalized medical treatments. All of our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.

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

As part of the sale of the veterinary business in June 2009, we have also granted certain exclusive and non-exclusive patent license rights to Pulse Veterinary Technologies, LLC for most of our patent portfolio issued before 2009 to utilize acoustic pressure shockwave technologies in the field of non-human mammals.

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

We have the following trademark registrations:  SANUWAVE® (United States, European Community, Canada, Japan, Switzerland, Taiwan and under the Madrid Protocol), dermaPACE® (United States, European Community, Japan, South Korea, Switzerland, Taiwan, Canada, Brazil and under the Madrid Protocol), angioPACE® (Australia, European Community and Switzerland), PACE® (Pulsed Acoustic Cellular Expression) (United States, European Community, China, Hong Kong, Singapore, Switzerland, Taiwan, and Canada), orthoPACE® (United States and European Community), DAP® (Diffused Acoustic Pressure) (United States and European Community) and Profile™ (United States, European Community and Switzerland).

We also maintain trademark registrations for: OssaTron® (United States and Germany), Evotron® (Germany and Switzerland), Evotrode® (Germany and Switzerland), Orthotripsy® (United States). We are phasing out the Reflectron® (Germany and Switzerland) and Reflectrode® (Germany and Switzerland), evoPACE® (Australia, European Community and Switzerland), trademarks due to the fact that Reflectron® and Reflectrode® products are no longer available for sale in any market and evoPACE® is a product that was never commercialized.

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

There are also several companies that market extracorporeal shockwave device products targeting lithotripsy and orthopedic markets, including Dornier MedTech, Storz Medical AG, Electro Medical Systems (EMS) S.A., and CellSonic Medical which could ultimately pursue the wound care market. Nevertheless, we believe that the dermaPACE System has a competitive advantage over all of these existing technologies by achieving wound closure by means of a minimally invasive process through innate biological response to PACE technology.

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

However, the COVID-19 pandemic has impacted our ability to enroll and treat patients in clinical trials and to monitor data at our clinical trial sites.

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

The primary regulatory environment in Europe is the European Union, which consists of 27 member states encompassing most of the major countries in Europe. In the European Union, the European Medicines Agency (EMA) and the European Union Commission have determined that dermaPACE, orthoPACE, OssaTron and Evotron will be regulated as medical device products. These devices have been determined to be Class IIb devices. These devices are CE Marked and as such can be marketed and distributed within the European Economic Area.

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

Employees

As of March 10, 2020, we had a total of twenty-three full time employees in the United States. Of these, six were engaged in research and development which includes clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Item 1A. RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this form 10-K, including the consolidated financial statements and the related notes, before purchasing our Common Stock. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In any such event, the market price of our Common Stock could decline and you could lose all or part of your investment.

Risks Related to our Business

Our recurring losses from operations and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubt as to our ability to continue as a going concern. We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $10,429,839 and $11,631,394 for the years ended December 31, 2019 and 2018, respectively. The operating losses and the events of default on the Company’s short term notes payable and the notes payable, related parties indicate substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-K.

As of December 31, 2019, we had an accumulated deficit of $125,752,956 and cash and cash equivalents of $1,760,455. For the years ended December 31, 2019 and 2018, the net cash used by operating activities was $6,410,758 and $3,621,172, respectively. Management expects the cash used in operations for the Company will be approximately $250,000 to $325,000 per month for the first half of 2020 and $300,000 to $375,000 per month for the second half of 2020 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of next generation of our technology as well as non-medical uses of our technology.

The continuation of our business is dependent upon raising additional capital to fund operations. Management’s plans are to obtain additional capital in 2020 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

For the year ended December 31, 2019, we had a net loss of $10,429,839 and used $6,410,758 of cash in operations. For the year ended December 31, 2018, we had a net loss of $11,631,394 and used $3,621,172 of cash in operations. As of December 31, 2019, we had an accumulated deficit of $125,752,956 and a total stockholders' deficit of $10,063,601. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses as we continue to incur expenses related to commercialization of the dermaPACE System and research and development of the non-medical uses of the PACE technology. Even if we succeed in developing and commercializing the dermaPACE System or any other product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

If we are unable to successfully raise additional capital, our viability may be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our capital stock, the issuance of convertible promissory notes, the issuance of notes payable to related parties, the issuance of promissory notes, the sale of our veterinary division in June 2009 and product sales. We will seek to obtain additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern. Additionally, we are required to make mandatory prepayments of principal to HealthTronics, Inc. on the notes payable, related parties equal to 20% of the proceeds received through the issuance or sale of any equity securities in cash or through the licensing of our patents or other intellectual property rights. We have not made the mandatory prepayments of principal to HealthTronics, Inc. on the notes payable, related parties from proceeds received through the issuance or sale of any equity securities in cash through December 31, 2019.

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

The coronavirus, or COVID-19, pandemic has materially and adversely affected our clinical trial operations and may materially and adversely affect our financial results.

The COVID-19 pandemic has affected many countries, including the United States and several European countries, where we are currently conducting clinical trials. In response to the pandemic, hospitals participating in the trials in affected countries have taken a number of actions, including restricting elective and other procedures that are not deemed to be life-threatening, suspending clinical trial activities and limiting access to data monitoring. As a result, patients enrolled in our clinical trials have had the start of their treatments postponed and ongoing treatment regimens may be delayed. In addition, we do not have sufficient access to monitor trial data on a timely basis. These restrictions have had a materially adverse impact on our clinical operations. The extent to which the COVID-19 pandemic may impact our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of COVID-19, and the effectiveness of governmental actions in response to the pandemic. Furthermore, the spread of COVID-19 may materially impact our ability to recruit and retain patients.

We expect that actions taken in response to the COVID-19 pandemic will also negatively impact sales of dermaPACE and orthoPACE. As noted above, some hospitals are restricting procedures that are not deemed to be life-threatening at this time. Because dermaPACE and orthoPACE are not deemed to be life-threatening procedures, we expect that the number of procedures performed will decline. A decrease in the number of procedures performed will adversely affect our expected revenues and our financial results.

These consequences of the COVID-19 pandemic will delay and could adversely affect our ability to obtain regulatory approval for and to commercialize our products, increase our operating expenses, and could have a material adverse effect on our financial results.

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

In 2019, Tissue Regeneration Technologies (TRT), LLC obtained clearance from the FDA for treatment of diabetic foot ulcers using non-focused shockwaves, as a 510(k) submission based on our dermaPACE® System de novo clearance. We take issue with the FDA’s decision regarding substantial equivalence of the unfocused shockwave technology with the focused shockwave technology that we are marketing. The so-called unfocused shockwaves, which in reality are pressure waves and not shockwaves, produce much lower energy compared to focused shockwaves, which makes the two technologies non-equivalent in energy output in the treatment zone.

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

  In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the market for our products, which could have a material adverse effect on our business, operating results and financial condition.

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

We depend on suppliers for product component materials and other components that are subject to stringent regulatory requirements. Many of our product component materials are only produced by a single supplier for such product component, and the loss of any of these suppliers could result in a disruption in our production. If this were to occur, it may be difficult to arrange a replacement supplier because certain of these materials may only be available from one or a limited number of sources. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors. In addition, our suppliers could be disrupted by conditions related to COVID-19, or  other epidemics.  Establishing additional or replacement suppliers for these materials may take a substantial period of time, as certain of these suppliers must be approved by regulatory authorities.

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

A majority of our revenues, and a majority of our accounts receivable, are from distributors and partners. Three distributors accounted for 18%, 15 and 12% of revenues for the year ended December 31, 2019 and 0%, 0% and 22% of accounts receivable at December 31, 2019. Three distributors and partners accounted for 33%, 23% and 11% of revenues for the year ended December 31, 2018, and 24%, 60% and 7.7% of accounts receivable at December 31, 2018. To the extent that our distributors or partners experience any business disruptions or credit or other financial difficulties, our revenues and the collectability of our accounts receivable could be negatively impacted. If we are unable to establish, on a timely basis, relationships with new distributors or partners, our business and results of operations could be negatively impacted.

We have entered into an agreement with companies owned by a current board member and stockholder that could delay or prevent an acquisition of our company and could result in the dilution of our stockholders in the event of our change of control.

On February 13, 2018, the Company entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc. (“PSWC”) and Premier Shockwave, Inc. (“PS”), each of which is owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing stockholder of the Company. Among other terms, the agreement contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions and other terms. Such provision may have the effect of delaying or deterring a change in control of us, and as a result could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. In addition, in the event we do experience a change of control, such provision may cause dilution of our existing stockholder in the event that PSWC exercises its option to require the Company to purchase all issued and outstanding shares of PSWC and the Company finances some or all of such purchase price through equity issuances.

The loss of our key management would likely hinder our ability to execute our business plan.

As a small company with twenty-three employees, our success depends on the continuing contributions of our management team and qualified personnel. Turnover, transitions or other disruptions in our management team and personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. Our success depends in large part on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical, biotechnology and medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

We rely to a large extent upon sophisticated information technology systems to operate our businesses, some of which are managed, hosted, provided and/or used by third parties or their vendors. We collect, store and transmit large amounts of confidential information, and we deploy and operate an array of technical and procedural controls to maintain the confidentiality and integrity of such confidential information. A significant breakdown, invasion, corruption, destruction or interruption of critical information technology systems or infrastructure, by our workforce, others with authorized access to our systems or unauthorized persons could negatively impact our operations. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media or storage devices. We could also experience, and in some cases have experienced in the past, a business interruption, theft of confidential information, financial theft, or reputational damage from industrial espionage attacks, malware, spoofing or other cyber-attacks, which may compromise our system infrastructure, lead to data leakage, either internally or at our third-party providers, or materially adversely impact our financial condition. We have previously disclosed that we have experienced cybersecurity breaches from email spoofing.  While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and/or result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, business and reputational harm to us.

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

On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock. Although we have no other shares of preferred stock currently outstanding and no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTCQB under the symbol “SNWV”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of March 25, 2020, there were 297,340,200 shares of Common Stock outstanding and approximately 161 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$0.00	-
Equity compensation plans not approved by security holders	34,303,385	$0.28	2,028,281
Total	34,303,385	$0.28	2,028,281

Stock Incentive Plans

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

Overview

We are a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. Our initial focus is regenerative medicine utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal, and vascular structures. Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies.  On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE System as a Class II device via the de novo process.  As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the De Novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. The Company is marketing its dermaPACE System for treatment usage in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia, and Asia/Pacific. The Company generates revenue streams from dermaPACE treatments, product sales, licensing transactions and other activities.

Our lead product candidate for the global wound care market, dermaPACE, has received FDA clearance for commercial use to treat diabetic foot ulcers in the United States and the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III Premarket Approvals ("PMAs") approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe and Asia.

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

Recent Developments

On December 11, 2019, the Company, entered into a Common Stock Purchase Agreement with certain accredited investors for the sale by the Company in a private placement of an aggregate of 21,071,143 shares of common stock at a purchase price of $0.14 per share. The Company has granted the purchasers indemnification rights with respect to its representations, warranties, covenants and agreements under the purchase agreement. In connection with the agreement, the Company also entered into a registration rights agreement with the purchasers, pursuant to which the Company has agreed to file a registration statement with the SEC by April 30, 2020. Pursuant to the terms of the Registration Rights Agreement, the Company will maintain the effectiveness of the registration statement until the date upon which the securities held by the Purchasers cease to be Registerable Securities (as that term is defined in the Registration Rights Agreement). During the year ended December 31, 2019, the Company issued 20,000,711 shares of common stock in conjunction with this offering and received $2,800,100 in cash proceeds.

On December 13, 2019, the Company entered into a joint venture agreement (the “Agreement”) with Universus Global Advisors LLC, a limited liability company organized under the laws of the State of Delaware (“Universus”), Versani Health Consulting Consultoria em Gestão de Negócios EIRELI, an empresa individual de responsabilidade limitada organized under the laws of Brazil (“Versani”), Curacus Limited, a private limited company organized under the laws of England and Whales (“Curacus”), and certain individual citizens of Brazil and the Czech Republic (the individuals together with Curacus, the “IDIC Group”). The principal purpose of the joint venture company will be to manufacture, import, use, sell, and distribute, on an exclusive basis in Brazil, dermaPACE devices and wound kits consisting of a standard ultrasound gel and custom size sterile sleeves used for the treatment of various acute and chronic wounds using extracorporeal shockwave therapy technology. The joint venture company will also provide treatments related to the dermaPACE devices. The IDIC Group has agreed to pay to the Company a partnership fee in the total amount of $600,000 for the granting of exclusive territorial rights to the joint venture company to distribute the dermaPACE devices and wound kits in Brazil. Of the $600,000 partnership fee, $500,000 was received in November and December of 2019 and recorded as license fees in revenue, while the remaining $100,000 is contingent on receipt of required regulatory approvals from ANVISA (the Brazilian Health Regulatory Agency) and is expected to be received within the next twelve to eighteen months. As the remaining $100,000 fee is contingent it was not recorded in the financial statements at December 31, 2019. The parties executed a shareholders’ agreement, a trademark license agreement, a supply agreement and a technology license agreement on January 31, 2020. The IDIC Group will also have the right to receive prioritized dividends until full reimbursement of the partnership fee and expenses incurred in the formation of the joint venture company, which are required to be paid by the IDIC Group.

On December 13, 2019, the Company entered into short term notes payable agreements in the total principal amount of $210,000. The principal amount will be due and payable six months from the date of issuance of the respective notes via issuance of 2,250,000 shares of common stock.

On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock. Although we have no other shares of preferred stock currently outstanding and no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $10,429,839 and $11,631,394 for the years ended December 31, 2019 and 2018, respectively. These factors and the events of default on the notes payable to HealthTronics, Inc., and the Company’s short term notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date.

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

The continuation of our business is dependent upon raising additional capital to fund operations. Management’s plans are to obtain additional capital in 2020 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of December 31, 2019, we had an accumulated deficit of $125,752,956. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we incur expenses related to commercialization of our dermaPACE system for the treatment of diabetic foot ulcers in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE system, then we hope to partially or completely offset these losses in the future. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, will provide the necessary funding for us to continue as a going concern for the next year.

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

  The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of products, including from our customers, while also disrupting supply channels and marketing activities for an unknown period of time until the disease is contained. We expect this to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

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

Revenue Recognition

Refer to Notes 2 and 16 to the accompanying consolidated financial statements.

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

In accordance with ASC 718, Compensation - Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The expected terms of options granted represent the period of time that options granted are estimated to be outstanding and are derived from the contractual terms of the options granted. We amortize the fair value of each option over each option’s vesting period.

Results of Operations for the Years ended December 31, 2019 and 2018

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2019 were $1,028,730, compared to $1,850,060 for the same period in 2018, a decrease of $821,330, or 44%. Revenue resulted primarily from sales in Europe and Asia/Pacific of our orthoPACE devices and related applicators and sales in the United States and Asia/Pacific of our dermaPACE devices and related applicators. The decrease in revenue for 2019 a decrease in sales of orthoPACE devices, new applicators and refurbishment of applicators in Asia/Pacific and the European Community, as compared to the prior year.

Cost of revenues for the year ended December 31, 2019 were $538,923, compared to $693,664 for the same period in 2018. Gross profit as a percentage of revenues was 48% for the year ended December 31, 2019, compared to 63% for the same period in 2018. The decrease in gross profit as a percentage of revenues in 2019 was primarily due to decrease in new applicators which have a lower margin and lower shipping costs.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019 were $1,181,892, compared to $981,654 for the same period in 2018, an increase of $200,238, or 20%. The increase in research and development expenses in 2019, as compared to 2018, was due to increased contracting expenses for temporary services, increased services related to the dosage study in Poland and increased expenses related to electrical testing for the device.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2019 were $1,590,957, as compared to $521,413 for the same period in 2018, an increase of $1,069,544, or 205%. The increase in sales and marketing expenses in 2019, as compared to 2018, was due to an increase in hiring of trainers and salespeople, increased travel expenses for placement and training related to the commercialization of dermaPACE and increased participation in domestic and international tradeshows.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 were $6,440,093, as compared to $6,811,255 for the same period in 2018, a decrease of $371,162, or 5%. The decrease in general and administrative expenses in 2019, as compared to 2018, was due to lower stock based compensation expense, lower lease expense related to pay off of lease agreement for devices in 2018 and lower travel and entertainment costs.  This was partially offset by an increase in consultants related to distribution partner searches and execution and an increase in regulatory audit fees for updated ISO Audit and initial MDSAP Audit.

Depreciation

Depreciation for the year ended December 31, 2019 was $71,213, compared to $22,332 for the same period in 2018, an increase of $48,881, or 219%. The increase was due to the higher depreciation related to an increase in fixed assets and finance lease right of use assets.

Other Income (Expense)

Other income (expense) was a net expense of $1,635,491 for the year ended December 31, 2019, as compared to a net expense of $4,451,136 for the same period in 2018, a decrease of $2,815,645, or 63%, in the net expense. The decrease was primarily due to decreased interest expense, beneficial conversion discount and debt discount related to the convertible promissory notes issued in 2018 and is partially offset by increased interest expense as a result of issuance of short term notes payable in the fourth quarter of 2018. In addition, the net expense in 2019 included a non-cash gain of $227,669 for a valuation adjustment on outstanding warrants, as compared to a non-cash gain of $55,376 for a valuation adjustment on outstanding warrants in 2018.

Net Loss

Net loss for the year ended December 31, 2019 was $10,429,839, or ($0.05) per basic and diluted share, compared to a net loss of $11,631,394, or ($0.08) per basic and diluted share, for the same period in 2018, a decrease in the net loss of $1,201,555, or 10%. The decrease in the net loss was primarily a result of increase in operating expenses offset by a decrease in interest expense as explained above.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $10,429,839 and $11,631,394 for the years ended December 31, 2019 and 2018, respectively. These factors and the events of default on the notes payable to HealthTronics, Inc. and the Company’s short term notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities.

The continuation of our business is dependent upon raising additional capital to fund operations. Management expects the cash used in operations for the Company will be approximately $250,000 to $325,000 per month for the first half of 2020 and $300,000 to $375,000 per month for the second half of 2020 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of next generation of our technology as well as non-medical uses of our technology. Management’s plans are to obtain additional capital in 2020 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

On January 26, 2018, the Company entered into a Master Equipment Lease with NFS Leasing Inc. (“NFS”) to provide financing for equipment purchases to enable the Company to begin placing the dermaPACE System in the marketplace. This agreement provides for a lease line of up to $1,000,000 with a term of 36 months, and grants NFS a security interest in the Company's accounts receivable, tangible and intangible personal property and cash and deposit accounts of the Company. As of February 27, 2018, we were in default of Master Equipment Lease due to the sale of equipment purchased under the Master Lease Agreement to a third party and, as a result, the note is callable by NFS or NFS could have notified the Company to assemble all equipment for pick up. The balance due to NFS under The Master Equipment Lease was paid in full on June 27, 2018. In 2019, the Company entered into additional equipment leases under the Master Equipment Lease and they are included in property, plant and equipment as a right of use asset with a related finance lease liability in our consolidated balance sheets.

On June 26, 2018, the Company entered into an agreement with Johnfk Medical Inc. (“FKS”), effective as of June 14, 2018, pursuant to which the Company and FKS committed to enter into a joint venture for the manufacture, sale and distribution of the Company’s dermaPACE and orthoPACE devices. On September 21, 2018, the Company entered into a joint venture agreement with FKS setting forth the terms of the operation, management and control of a joint venture entity initially with the name of Holistic Health Institute Pte. Ltd., a private limited company to be incorporated in the Republic of Singapore, but with such company name subject to confirmation by Singapore Government. On November 9, 2018, the joint venture entity was incorporated in the Republic of Singapore with the name of Holistic Wellness Alliance Pte. Ltd. Under the terms of the June 2018 agreement, FKS paid the Company a fee of $500,000 on June 22, 2018 for initial distribution rights in Taiwan. An additional fee of $500,000 for initial distribution rights in the SEA Region will be received in installments. The first two installments of $50,000 have been received and the remaining $400,000 was expected to be received in April 2019. On June 4, 2019, the Company and FKS terminated their Agreement. FKS will pay the Company a fee of $50,000 for early termination of the Agreement plus $63,275 in outstanding invoices for equipment delivered to FKS. A $400,000 fee we anticipated receiving in April 2019 from FKS under the terms of a June 2018 agreement will not be received. On June 4, 2019, we entered into an agreement with Johnfk Medical Inc. (“FKS”) and Holistic Wellness Alliance Pte. Ltd. (“HWA”) pursuant to which the parties terminated the joint venture agreement, dated as of September 21, 2018, that established HWA as a joint venture between us and FKS. Pursuant to the termination agreement, FKS will pay us the outstanding amount of $63,275 for equipment delivered to FKS and a penalty fee of $50,000 for early termination of the joint venture agreement, which was received in 2019. We credited the outstanding amount of $63,275 due for equipment upon the return of the equipment on September 6, 2019.

We have entered into short term notes payable with twenty-four individuals between June 26, 2018 and April 10, 2019 in the total principal amount of $3,085,525 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance or receipt of notice of warrant exercise. On December 26, 2018, the Company defaulted on the short term notes payable issued on June 26, 2018 and began accruing interest at the default interest rate of 10%. On January 2, 2019, the Company defaulted on the short term notes payable issued on July 2, 2018 and began accruing interest at the default interest rate of 10%. On January 30, 2019, the Company defaulted on the short term notes payable issued on July 30, 2018 and began accruing interest at the default interest rate of 10%. In May 2019, the Company defaulted on the short term notes payable issued during November 2018 and began accruing interest at the default rate of 10%. On June 30, 2019, the Company defaulted on the short term notes payable issued on December 31, 2018 and began accruing interest at the default interest rate of 10% in July 2019.

On December 11, 2019,  the Company entered into a Common Stock Purchase Agreement with certain accredited investors for the sale by the Company in a private placement of an aggregate of 21,071,143 shares of common stock, at a purchase price of $0.14 per share. The Company has granted the purchasers indemnification rights with respect to its representations, warranties, covenants and agreements under the purchase agreement. In connection with the agreement, the Company also entered into a registration rights agreement with the purchasers, pursuant to which the Company has agreed to file a registration statement with the SEC by April 30, 2020. Pursuant to the terms of the Registration Rights Agreement, the Company will maintain the effectiveness of the registration statement until the date upon which the securities held by the Purchasers cease to be Registerable Securities (as that term is defined in the Registration Rights Agreement). During the year ended December 31, 2019, the Company issued 20,000,711 shares of common stock in conjunction with this offering and received $2,800,100 in cash proceeds.

On December 13, 2019, the Company entered into a joint venture agreement (the “Agreement”) with Universus Global Advisors LLC, a limited liability company organized under the laws of the State of Delaware (“Universus”), Versani Health Consulting Consultoria em Gestão de Negócios EIRELI, an empresa individual de responsabilidade limitada organized under the laws of Brazil (“Versani”), Curacus Limited, a private limited company organized under the laws of England and Whales (“Curacus”), and certain individual citizens of Brazil and the Czech Republic (the individuals together with Curacus, the “IDIC Group”). The principal purpose of the joint venture company will be to manufacture, import, use, sell, and distribute, on an exclusive basis in Brazil, dermaPACE devices and wound kits consisting of a standard ultrasound gel and custom size sterile sleeves used for the treatment of various acute and chronic wounds using extracorporeal shockwave therapy technology. The joint venture company will also provide treatments related to the dermaPACE devices. The IDIC Group has agreed to pay to the Company a partnership fee in the total amount of $600,000 for the granting of exclusive territorial rights to the joint venture company to distribute the dermaPACE devices and wound kits in Brazil. The partnership fee is to be paid as follows: (i) a $250,000 payment was made by IDIC Group to the Company on November 14, 2019 which was initially provided in the form of a loan that was forgiven and terminated on December 13, 2019, (ii) an additional payment of $250,000 was made by the IDIC Group to the Company on December 31, 2019, and (iii) the remaining $100,000 is to be paid by the IDIC Group upon receipt of required regulatory approvals from ANVISA (the Brazilian Health Regulatory Agency). The parties are in the process of executing a shareholders’ agreement, a trademark license agreement, a supply agreement and a technology license agreement. The IDIC Group will also have the right to receive prioritized dividends until full reimbursement of the partnership fee and expenses incurred in the formation of the joint venture company, which are required to be paid by the IDIC Group.

On December 13, 2019, the Company entered into short term notes payable agreements in the total principal amount of $210,000. The principal amount will be due and payable six months from the date of issuance of the respective notes via issuance of 2,250,000 shares of common stock.

On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock. Although we have no other shares of preferred stock currently outstanding and no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

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

For the years ended December 31, 2019 and 2018, net cash used by operating activities was $6,410,758 and $3,621,172, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the year ended December 31, 2019, as compared to the same period for 2018, of $2,789,586, or 77%, was primarily due to the decrease in accounts payable of $138,730, an increase of accrued employee compensation and accrued expenses of $1,556,326 and increase in interest payable, related parties of $688,195. Net cash used by investing activities in 2019 was $89,049 as compared to net cash used by investing activities in 2018 of $42,888. The increase in cash used by investing activities is due to the purchase of property and equipment and payments related to finance lease. Net cash provided by financing activities for the year ended December 31, 2019 was $7,895,079, which primarily consisted of proceeds from PIPE offering of $2,800,100, advances from related parties of $2,055,414, proceeds from warrant exercises of $1,758,142, proceeds from short term notes payable of $1,215,000 and proceeds from line of credit, related party of $90,000, net of payment of principal on finance leases of $23,577. Net cash provided by financing activities for the year ended December 31, 2018 was $3,317,510, which primarily consisted of the proceeds from short term notes of $1,637,497, net proceeds from convertible promissory notes of $1,159,785, proceeds from related party line of credit of $480,000, proceeds from advances from related parties of $144,000 and proceeds from warrant exercises of $40,728 which was offset by payment on related party line of credit of $144,500. Cash and cash equivalents increased by $1,395,906 for the year ended December 31, 2019 and cash and cash equivalents decreased by $365,635 for the year ended December 31, 2018.

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

In August 2005, as part of the purchase of the orthopedic division assets of HealthTronics, Inc., we issued two notes to HealthTronics, Inc. for $2,000,000 each. The notes bear interest at 6% annually. Quarterly interest through June 30, 2010 was accrued and added to the principal balance. Interest is paid quarterly in arrears beginning September 30, 2010. All remaining unpaid accrued interest and principal was due August 1, 2015. Accrued interest on the notes which matured in August 2015 totaled $1,372,743 at December 31, 2019 and 2018.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
SANUWAVE Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SANUWAVE Health, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases (“Topic 842”).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY
March 30, 2020

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,760,455	$364,549
Accounts receivable, net of allowance for doubtful accounts
of $72,376 in 2019 and $33,045 in 2018	75,543	234,774
Due from related parties	-	1,228
Inventory	542,955	357,820
Prepaid expenses and other current assets	125,405	125,111
TOTAL CURRENT ASSETS	2,504,358	1,083,482

PROPERTY AND EQUIPMENT, net	512,042	77,755

RIGHT OF USE ASSETS	323,661	-

OTHER ASSETS	41,931	16,491
TOTAL ASSETS	$3,381,992	$1,177,728

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,439,413	$1,592,643
Accrued expenses	1,111,109	689,280
Accrued employee compensation	1,452,910	340,413
Contract liabilities	66,577	131,797
Operating lease liability	173,270	-
Finance lease liability	121,634	-
Advances from related parties	18,098	-
Line of credit, related parties	212,388	883,224
Accrued interest, related parties	1,859,977	1,171,782
Short term notes payable	587,233	1,883,163
Convertible promissory notes, net	-	2,652,377
Notes payable, related parties, net	5,372,743	5,372,743
Warrant liability	-	1,769,669
TOTAL CURRENT LIABILITIES	12,415,352	16,487,091

NON-CURRENT LIABILITIES
Contract liabilities	573,224	46,736
Operating lease liability	185,777	-
Finance lease liability	271,240	-
TOTAL NON-CURRENT LIABILITIES	1,030,241	46,736
TOTAL LIABILITIES	13,445,593	16,533,827

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000
shares authorized; no shares issued and outstanding	-	-

PREFERRED STOCK, SERIES A CONVERTIBLE, par value $0.001,
6,175 designated; 6,175 shares issued and 0 shares outstanding
in 2019 and 2018	-	-

PREFERRED STOCK, SERIES B CONVERTIBLE, par value $0.001,
293 designated; 293 shares issued and 0 shares outstanding
in 2019 and 2018	-	-

COMMON STOCK, par value $0.001, 350,000,000 shares authorized;
293,780,400 and 155,665,138 issued and outstanding in 2019 and
2018, respectively	293,781	155,665

ADDITIONAL PAID-IN CAPITAL	115,457,808	101,153,882

ACCUMULATED DEFICIT	(125,752,956)	(116,602,778)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(62,234)	(62,868)
TOTAL STOCKHOLDERS' DEFICIT	(10,063,601)	(15,356,099)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,381,992	$1,177,728

The accompanying notes to consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2019 and 2018

	2019	2018

REVENUES
Product	$645,169	$949,601
License fees	315,557	819,696
Other revenue	68,004	80,763
TOTAL REVENUES	1,028,730	1,850,060

COST OF REVENUES
Product	454,862	525,216
Other	84,061	168,448
TOTAL COST OF REVENUES	538,923	693,664

GROSS MARGIN	489,807	1,156,396

OPERATING EXPENSES
Research and development	1,181,892	981,654
Selling and marketing	1,590,957	521,413
General and administrative	6,440,093	6,811,255
Depreciation	71,213	22,332
TOTAL OPERATING EXPENSES	9,284,155	8,336,654

OPERATING LOSS	(8,794,348)	(7,180,258)

OTHER INCOME (EXPENSE)
Gain on warrant valuation adjustment	227,669	55,376
Interest expense	(1,147,986)	(3,708,562)
Interest expense, related party	(688,195)	(787,586)
Other income, net	-	9,952
Loss on foreign currency exchange	(26,979)	(20,316)
TOTAL OTHER INCOME (EXPENSE), NET	(1,635,491)	(4,451,136)

NET LOSS	(10,429,839)	(11,631,394)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	19,844	(19,085)
TOTAL COMPREHENSIVE LOSS	$(10,409,995)	$(11,650,479)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.05)	$(0.08)

Weighted average shares outstanding - basic and diluted	203,588,106	149,537,777

The accompanying notes to consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2017	-	$-	139,300,122	$139,300	$94,995,040	$(104,971,384)	$(43,783)	$(9,880,827)
Net loss	-	-	-	-	-	(11,631,394)	-	(11,631,394)
Cashless warrant exercises	-	-	6,395,499	6,396	(6,396)	-	-	-
Proceeds from warrant exercise	-	-	422,939	423	40,305	-	-	40,728
Shares issued for services	-	-	1,049,340	1,049	180,451	-	-	181,500
Conversion of promissory notes	-	-	8,497,238	8,497	926,199	-	-	934,696
Warrants issued for services	-	-	-	-	828,690	-	-	828,690
Stock-based compensation	-	-	-	-	2,480,970	-	-	2,480,970
Warrants issued with convertible promissory notes	-	-	-	-	808,458	-	-	808,458
Beneficial conversion feature on convertible promissory notes	-	-	-	-	709,827	-	-	709,827
Warrants issued with promissory note	-	-	-	-	36,104	-	-	36,104
Beneficial conversion feature on promissory notes	-	-	-	-	35,396	-	-	35,396
Reclassification of warrant liability to equity	-	-	-	-	118,838	-	-	118,838
Foreign currency translation adjustment	-	-	-	-	-	-	(19,085)	(19,085)

Balances as of December 31, 2018	-	-	155,665,138	155,665	101,153,882	(116,602,778)	(62,868)	(15,356,099)
Net loss	-	-	-	-	-	(10,429,839)	-	(10,429,839)
Cashless warrant exercises	-	-	4,962,157	4,962	(4,962)	-	-	-
Cashless warrant exercises with waived proceeds			450,000	450	35,550			36,000
Proceeds from warrant exercise	-	-	40,284,422	40,285	3,581,674	-	-	3,621,959
Conversion of short term notes payable and convertible notes payable	-	-	65,247,517	65,248	6,427,607	-	-	6,492,855
Reclassification of warrant liability to equity due to adoption of ASU 2017-11	-	-	-	-	262,339	1,279,661	-	1,542,000
Conversion of line of credit, related parties to equity	-	-	7,020,455	7,020	672,980	-	-	680,000
Warrants issued for services	-	-	-	-	186,867	-	-	186,867
Shares issued for services	-	-	150,000	150	28,350	-	-	28,500
Proceeds from PIPE offering	-	-	20,000,711	20,001	2,780,099	-	-	2,800,100
Stock-based compensation	-	-	-	-	333,422	-	-	333,422
Foreign currency translation adjustment	-	-	-	-	-	-	634	634

Balances as of December 31, 2019	-	$-	293,780,400	$293,781	$115,457,808	$(125,752,956)	$(62,234)	$(10,063,601)

The accompanying notes to consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,429,839)	$(11,631,394)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation	71,213	22,332
Change in allowance for doubtful accounts	39,331	(59,752)
Stock-based compensation	333,422	2,480,970
Warrants issued for consulting services	186,867	828,690
Stock issued for consulting services	28,500	181,500
Gain on warrant valuation adjustment	(227,669)	(55,376)
Amortization of operating lease	(9,236)	-
Amortization of debt issuance costs	-	2,767,361
Amortization of debt discount	-	150,484
Waived proceeds from warrant exercise	36,000	-
Accrued interest	1,159,713	410,289
Interest payable, related parties	688,195	485,875
Changes in operating assets and liabilities
Accounts receivable - trade	(8,600)	(22,502)
Inventory	(185,135)	(123,118)
Prepaid expenses	(294)	(34,823)
Due from related parties	1,228	-
Other assets	(25,440)	(3,802)
Operating leases	44,622	-
Accounts payable	(138,730)	276,120
Accrued expenses	421,829	188,708
Accrued employee compensation	1,134,497	338,733
Contract liabilties	468,768	178,533
NET CASH USED BY OPERATING ACTIVITIES	(6,410,758)	(3,621,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(53,939)	(42,888)
NET CASH USED BY INVESTING ACTIVITIES	(53,939)	(42,888)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PIPE offering	2,800,100	-
Advances from related parties	2,055,414	-
Proceeds from warrant exercise	1,758,142	40,728
Proceeds from short term note	1,215,000	1,637,497
Proceeds from line of credit, related party	90,000	624,000
Proceeds from convertible promissory notes, net	-	1,159,785
Proceeds from note payable, product	-	96,708
Payment on line of credit, related party	-	(144,500)
Payments on note payable, product	-	(96,708)
Payments of principal on finance leases	(58,687)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,859,969	3,317,510

EFFECT OF EXCHANGE RATES ON CASH	634	(19,085)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,395,906	(365,635)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	364,549	730,184
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,760,455	$364,549

SUPPLEMENTAL INFORMATION
Cash paid for interest, related parties	$-	$151,227

NONCASH INVESTING AND FINANCING ACTIVITIES
Other warrant exercise	$1,863,815	$-

Conversion of line of credit, related party to equity	$680,000	$-

Conversion of line of credit, related party to accounts receivable	$121,000	$-

Conversion of short term notes payable to equity	$3,559,542	$-

Conversion of convertible promissory notes to equity	$2,933,313	$934,696

Reclassification of warrant liability to equity	$1,542,000	$-

Accounts payable and accrued employee compensation converted to equity	$36,500	$-

Additions to right of use assets from new operating lease liabilities	$476,029	$-

Additions to right of use assets from new finance lease liabilities	$451,561	$-

Reclassification of warrant liability to equity	$-	$118,838

Advances payable converted to convertible promissory notes	$-	$310,000

Accounts payable converted to convertible promissory notes	$-	$120,000

Beneficial conversion feature on convertible debt	$-	$745,223

Warrants issued with debt	$-	$844,562

The accompanying notes to consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

1. Description of the Business and Going Concern and Management’s Plans

SANUWAVE Health, Inc. and Subsidiaries (the “Company”) is a shock wave technology company using a patented system of noninvasive, high-energy, acoustic shock waves for regenerative medicine and other applications. The Company’s initial focus is regenerative medicine – utilizing noninvasive, acoustic shock waves to produce a biological response resulting in the body healing itself through the repair and regeneration of tissue, musculoskeletal and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE System as a Class II device via the de novo process.  As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the De Novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

The Company is marketing its dermaPACE System for treatment usage in the United States and is able to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia, and Asia/Pacific. The Company generates revenue streams from dermaPACE treatments, product sales, licensing transactions and other activities.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $10,429,839 and $11,631,394 during the years ended December 31, 2019 and 2018, respectively, and the net cash used by operating activities was $6,410,758 and $3,621,172, respectively. As of December 31, 2019, the Company had a net working capital deficit of $9,910,994, and cash and cash equivalents of $1,760,455. These factors and the events of default on the notes payable to HealthTronics, Inc. (see Note 11) and the Company’s short term notes payable (see Note 9) raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date.

The Company does not currently generate significant recurring revenue and will require additional capital during 2020. Although no assurances can be given, management of the Company believes that existing capital resources should enable the Company to fund operations into the third quarter of 2020.

The continuation of the Company’s business is dependent upon raising additional capital to fund operations. Management’s plans are to obtain additional capital in 2020 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing shareholders. Although no assurances can be given, management of the Company believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for the Company to continue as a going concern. If these efforts are unsuccessful, the Company may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

 2.
Summary of significant accounting policies

The significant accounting policies followed by the Company are summarized below:

Foreign currency translation - The functional currencies of the Company’s foreign operations are the local currencies. The financial statements of the Company’s foreign subsidiary have been translated into United States dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments are reported in other comprehensive loss in the consolidated statements of comprehensive loss and as cumulative translation adjustments in accumulated other comprehensive loss in the consolidated statements of stockholders’ deficit.

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

Concentration of credit risk and limited suppliers - Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. THree distributors and partners accounted for 18%, 15% and 12% of revenues for the year ended December 31, 2019, and 0%, 0% and 22% of accounts receivable at December 31, 2019. Three distributors and partners accounted for 33%, 23% and 11% of revenues for the year ended December 31, 2018, and 24%, 60% and 7.7% of accounts receivable at December 31, 2018.

  The Company expects that actions taken in response to the COVID-19 pandemic will also negatively impact sales of dermaPACE and orthoPACE. Some hospitals are restricting procedures that are not deemed to be life-threatening at this time. Because dermaPACE and orthoPACE are not deemed to be life-threatening procedures, we expect that the number of procedures performed will decline. A decrease in the number of procedures performed will adversely affect our expected revenues and our financial results.

The Company depends on suppliers for product component materials and other components that are subject to stringent regulatory requirements. The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production. If this were to occur, it may be difficult to arrange a replacement supplier because certain of these materials may only be available from one or a limited number of sources. In addition, our suppliers could be disrupted by conditions related to COVID-19, or other epidemics  Establishing additional or replacement suppliers for these materials may take a substantial period of time, as certain of these suppliers must be approved by regulatory authorities.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

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

Fair value of financial instruments - The carrying values of accounts payable, and other short-term obligations approximate their fair values, principally because of the short-term maturities of these instruments.

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

The Company recognizes all derivatives on the balance sheet at fair value. The fair value of the warrant liability is determined based on a lattice solution, binomial approach pricing model, and includes the use of unobservable inputs such as the expected term, anticipated volatility and risk-free interest rate, and therefore is classified within level 3 of the fair value hierarchy. (See Note 14).

The Company’s notes payable approximate fair value because the terms are substantially similar to comparable debt in the marketplace.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

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

Revenue recognition - The Company recognizes revenue in accordance with ASC 606. See Note 16 for further discussion.

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

A provision of ASC 740, Income Taxes, Accounting for Uncertainty in Income Taxes (FIN 48) specifies the way public companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2019 and 2018. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company will recognize in income tax expense, interest and penalties related to income tax matters. For the years ended December 31, 2019 and 2018, the Company did not have any amounts recorded for interest and penalties.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

2.
Summary of significant accounting policies (continued)

Loss per share - Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents then outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share. As a result of the net loss for the years ended December 31, 2019 and 2018, respectively, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consist of the following at December 31, 2019 and 2018, respectively:

	2019	2018

Stock options	34,303,385	31,703,385
Warrants	9,474,091	103,994,927
Convertible promissory notes	2,250,000	24,112,518
Anti-dilutive equity securities	46,027,476	159,810,830

Comprehensive income –Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. The only source of other comprehensive income (loss) for the Company, which is excluded from net income (loss), is foreign currency translation adjustments.

Stock-based compensation - The Company uses the fair value method of accounting for its employee stock option program. Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award measured on the grant date. The Company recognizes the estimated fair value of the award as compensation cost over the requisite service period of the award, which is generally the option vesting term. The Company generally issues new shares of common stock to satisfy option and warrant exercises.

Research and development - Research and development costs are expensed as incurred. Research and development costs include payments to third parties that specifically relate to the Company’s products in clinical development, such as payments to contract research organizations, consulting fees for FDA submissions, universities performing non-medical related research and insurance premiums for clinical studies and non-medical research. In addition, employee costs (salaries, payroll taxes, benefits and travel) for employees of the clinical affairs, and research and development departments are classified as research and development costs.

Liabilities related to warrants issued –  The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with FASB ASC 815 “Derivatives and Hedging” (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options (“ECOs”) and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the consolidated statements of operations over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.  A binomial model was used to estimate the fair value of the ECOs of warrants that are classified as derivative liabilities on the consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the actual volatility during the most recent historical period of time equal to the weighted average life of the instruments.

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
Years Ended December 31, 2019 and 2018

2.
Summary of significant accounting policies (continued)

Recently issued or adopted accounting standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. The Company, using the modified retrospective approach with a cumulative-effect adjustment, recognized a right to use ("ROU") asset at the beginning of the period of adoption (January 1, 2019). Therefore, the Company recognized and measured operating leases on the consolidated balance sheet without revising comparative period information or disclosure. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs and treats short term leases of less than a year outside of a ROU asset. The adoption did not materially impact the Company’s Consolidated Statements of Operations or Cash Flows. Based on the analysis, on January 1, 2019, the Company recorded right of use assets and lease liabilities of approximately $520,000, which represented an operating lease entered into prior to January 1, 2019. Refer to Note 15, Commitments and Contingencies, for additional disclosures required by ASC 842. The Company determines if an arrangement is a lease at inception.

  In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was subsequently revised by ASU 2018-19. The ASU introduces a new model for assessing impairment of most financial assets. Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses. The ASU is effective for annual reporting periods beginning after January 2023 with early adoption permitted.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity and reporting burden associated with the accounting for freestanding and embedded instruments with down round features as liabilities subject to fair value measurement. Part II of this ASU addresses the difficulty of navigating Topic 480. Part I of this ASU will be effective for fiscal years beginning after December 15, 2018. Early adoption is permitted for an entity in an interim or annual period. The Company has elected to apply ASU 2017-11 using a modified-retrospective approach by means of a cumulative-effect adjustment to its financial statements as of the beginning of the first fiscal year for which the account standard applies (or January 1, 2019), as allowed under ASU 2017-11. Since the adoption of ASU 2017-11 would have classified the warrants effected as equity at inception, the cumulative-effect adjustment should (i) record the issuance date value of the warrants as if they had been equity classified at the issuance date, (ii) reverse the effects of changes in the fair value of the warrants that had been recorded in the statement of comprehensive loss of each period, and (iii) eliminate the derivative liabilities form the balance sheet. Upon adoption, the Company (i) recorded an increase of $262,339 to additional paid-in capital, (ii) recorded an increase to retained earnings of $1,279,661 and (iii) decreased the warrant liability by $1,542,000.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. As a result, share-based payments issued to nonemployees related to the acquisition of goods and services will be accounted for similarly to the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted if financial statements have not yet been issued. The adoption of ASU 2018-07 had no impact on the Company’s consolidated financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

2.
Summary of significant accounting policies (continued)

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). These amendments provide clarifications and corrections to certain ASC subtopics including the following: Income Statement - Reporting Comprehensive Income – Overall (Topic 220-10), Debt - Modifications and Extinguishments (Topic 470-50), Distinguishing Liabilities from Equity – Overall (Topic 480-10), Compensation - Stock Compensation - Income Taxes (Topic 718-740), Business Combinations - Income Taxes (Topic 805-740), Derivatives and Hedging – Overall (Topic 815- 10), and Fair Value Measurement – Overall (Topic 820-10). The majority of the amendments in ASU 2018-09 are effective for pubic business entities for annual periods beginning after December 15, 2018. The Company has adopted ASU No. 2018-09 and the adoption of this ASU had no significant impact on its consolidated financial statements.

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

3.
Inventory

Inventory consists of the following at December 31, 2019 and 2018:

	2019	2018

Inventory - finished goods	$357,265	$188,116
Inventory - parts	185,690	169,704
Total inventory	$542,955	$357,820

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

4.
Property and equipment

Property and equipment consists of the following at December 31, 2019 and 2018:

	2019	2018

Finance lease right of use asset	$451,561	$-
Machines and equipment	281,633	240,295
Office and computer equipment	201,841	196,150
Devices	81,059	81,059
Software	38,126	38,126
Furniture and fixtures	22,929	16,019
Other assets	2,259	2,259
Total	1,079,408	573,908
Accumulated depreciation	(567,366)	(496,153)
Net property and equipment	$512,042	$77,755

Depreciation expense was $71,213 and $22,332 for the years ended December 31, 2019 and 2018, respectively.

 5.
Accrued expenses

Accrued expenses consist of the following at December 31, 2019 and 2018:

	2019	2018

Accrued board of director's fees	$400,000	$200,000
Accrued inventory	167,050	-
Accrued executive severance	154,000	136,000
Accrued travel	120,000	58,993
Accrued outside services	108,033	115,118
Accrued legal and professional fees	134,970	-
Accrued clinical study expenses	13,650	13,650
Accrued related party advance	-	101,137
Deferred rent	-	44,623
Accrued computer equipment	-	8,752
Accrued other	13,406	11,007
	$1,111,109	$689,280

The Company is a party to a Severance and Advisory Agreement (the “Severance Agreement”) with its former President and Chief Executive Officer, and a director of the Company. Pursuant to the Severance Agreement, the former executive will receive, as severance along with other non-cash items, six months of his base salary payable over the following six month period and bonus payments of $100,000 upon each of four bonus payment events tied to the Company’s clinical trial plan for the dermaPACE device, or December 31, 2016, whichever occurs first. The Company achieved three of the four bonus payment events in 2014 and paid $300,000 in accrued executive severance in 2014. The accrued executive severance at December 31, 2019 and 2018 represents the unpaid portion of the bonus payments plus accrued interest due to late payment.

  On October 10, 2018, the Company entered into accrued related party advance with Shri P. Parikh, the President of the Company, in the total principal amount of $100,000 with an interest rate of 5% per annum. The principal and accrued interest are due and payable on the earlier of (i) one day after receipt of payment from Johnfk Medical Inc., (ii) six months from the date of issuance and (iii) the acceleration of the maturity of the short term note by the holder upon the occurrence of an event of default.  On May 13, 2019, the Company repaid in full the outstanding balance on short term notes payable with Shri P. Parikh, the President of the Company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

6.
Contract liabilities

As of December 31, 2019, the Company has contract assets and liabilities from contracts with customers (see Note 16).

Contract liabilities consist of the following:

	December 31,	December 31,
	2019	2018

Service agreement	$133,510	$57,365
Deposit on product	-	92,950
License fees	500,000	-
Other	6,291	28,218
Total Contract liabilities	639,801	178,533
Non-Current	(573,224)	(46,736)
Total Current	$66,577	$131,797

                        The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A contract asset (receivable) is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability (deferred revenue) until the performance obligations are satisfied. Of the aggregate $639,801 of contract liability balances as of December 31, 2019, the Company expects to satisfy its remaining performance obligations associated with $66,577 of contract liability balances within the next twelve months.

7.
Advances from related parties

                            During the year ended December 31, 2019, the Company received $2,055,414 for warrant exercises and short term notes for which shares were not immediately issued. During the year ended December 31, 2019, the Company converted $1,827,316 of the advances from related parties to equity and $210,000 of the advances from related parties to short term notes. Advances from related parties totaled $18,098 at December 31, 2019.

The Company has received cash advances to help fund the Company’s operations. On January 10, 2018, the outstanding balance of the $310,000 of advances payable was converted into two 10% Convertible Promissory Notes (see Note 10). On November 12, 2018, the advances payable balance was added to the outstanding balance line of credit, related parties.

8.
Line of credit, related parties

The Company entered into a line of credit agreement with a member of the board of directors and an existing shareholder at December 29, 2017. The agreement established a line of credit in the amount of $370,000 with an annualized interest rate of 6%. On November 12, 2018, the Company entered into an amendment to the line of credit agreement that increased the line of credit to $1,000,000 with an annualized interest rate of 6%. During the year ended December 31, 2019, the amount of the line of credit was decreased by $680,000 through a conversion to 7,020,455 shares of common stock, by $121,000 through payment on purchase of dermaPACE Systems and was increased by $90,000 through a deposit on purchase of future dermaPACE Systems.  The line of credit may be called for payment upon demand of the holder. The line of credit, related parties had an aggregate outstanding balance of $212,388 and $883,224 as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the amount of credit available is $861,500.

Interest expense on the line of credit, related parties totaled $40,164 and $33,724 for the years ended December 31, 2019 and 2018, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

9.
Short term notes payable

The Company entered into non-interest bearing short term notes payable agreements on December 13, 2019 in the total principal amount of $210,000. The principal amount will be due and payable six months from the date of issuance of the respective notes via issuance of 2,250,000 shares of common stock.

                              The Company entered into short term notes payable between January 30, 2019 and April 10, 2019 in the total principal amount of $1,215,000 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance of the respective notes. During 2019, the Company converted $3,559,543 of the short term notes payable to equity.

                              The Company entered into short term notes payable between June 26, 2018 and December 31, 2018 in the total principal amount of $1,870,525 with an interest rate of 5% per annum. The principal and accrued interest are due and payable six months from the date of issuance of the respective notes, of which $233,028 are held by an officer and director of the Company.

During the year ended December 31, 2019, the Company defaulted on all of the short term notes payable and began accruing interest at the default interest rate of 10% upon the date of default.

                              On April 17, 2019, the Company offered an incentive to Class L and Class N Warrant holders in return for their funding the operations of the Company prior to an effective Registration Statement with the SEC for the Class L and Class N Warrant Agreements and certain Series A Warrants. As the incentive to Class L and Class N Warrant holders, the Company approved the issuance of a 10% bonus number of shares of the Company’s common stock to be calculated by multiplying the number of shares being issued upon the Class L Warrant, Class N Warrant and Series A Warrant exercise by 10% at a cost basis equal to the exercise price and recorded interest expense in the amount of $629,963.

The short term notes payable had an aggregate outstanding principal balance of $587,233 and $1,883,163 at December 31, 2019, and 2018, respectively.

Interest expense on the short term notes payable totaled $838,613 and $12,638 for the years ended December 31, 2019 and 2018, respectively.

10.
Convertible promissory notes

                             In 2017, the Company issued certain 10% Convertible Promissory Notes which have a six month term from the subscription date, accrue interest at 10% per annum and the note holders can convert the 10% Convertible Promissory Notes at any time during the term to the number of shares of Company common stock, equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.11. The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount by (ii) $0.11. The Class N Warrants expired on September 3, 2019, as amended.

                            The 10% Convertible Promissory Notes include a warrant agreement (the “Class N Warrant”) to purchase Common Stock equal to the amount obtained by dividing the (i) sum of the principal amount by (ii) $0.11. During the years ended December 31, 2018, the Company issued 10,599,999 Class N Warrants in connection with the closings of 10% Convertible Promissory Notes.

                            The calculated fair value of the Class N Warrants was determined using the Black-Scholes pricing model based on the following assumptions:

December 31,
2018
Weighted average contractual term in years	1.13-1.19
Weighted average risk free interest rate	1.98% - 2.15%
Weighted average volatility	94% - 99%
Forfeiture rate	0.0%
Expected dividend yield	0.0%

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

                          The 10% Convertible Promissory Notes had an aggregate outstanding principal balance of $0 and $2,652,377, net of $0 beneficial conversion feature, warrant discount and debt issuance costs at December 31, 2019 and 2018, respectively. The common shares related to the conversion of the Convertible Promissory Notes were issued during the year ended December 31, 2019 (see Note 13).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

10.
Convertible promissory notes (continued)

Interest expense on the 10% Convertible Promissory Notes totaled $280,936 and $3,565,198 for the years ended December 31, 2019 and 2018, respectively.

                              Kevin A. Richardson II, CEO, chairperson of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 10% Convertible Promissory Notes in the amount of $260,000 and was issued 2,363,636 Class N Warrants for the year ended December 31, 2018. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 10% Convertible Promissory Notes in the amount of $170,000 and was issued 1,545,455 and Class N Warrants for the years ended December 31, 2018.

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

In 2018, the Company recorded $35,396 debt discount for the beneficial conversion feature of the 10% Convertible Promissory Note and $36,104 in debt discount for the discount on the Class N Warrant agreement to be amortized over the life of the 10% Convertible Promissory Note.

December 31,
2018
Weighted average contractual term in years	1.14
Weighted average risk free interest rate	1.96%
Weighted average volatility	98.2%
Forfeiture rate	0.0%
Expected dividend yield	0.0%

The 10% Convertible Promissory Note was converted in full in August 2018 (See Note 13).

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

                             The Company is a party to a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. During any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019 and December 31, 2019 (collectively, the “Defaults”). As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights. The Company has not made the mandatory prepayments of principal to HealthTronics, Inc. on the notes payable, related parties from proceeds received through the issuance or sale of any equity securities in cash through December 31, 2019.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

11.
Notes payable, related parties (continued)

The notes payable, related parties had an aggregate outstanding principal balance of $5,372,743, net of $0 debt discount at December 31, 2019, and 2018.

Accrued interest currently payable totaled $1,859,977 and $1,171,782 at December 31, 2019 and 2018, respectively. Interest expense on notes payable, related parties totaled $688,195 and $787,586 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, we are in default under the notes, as amended by the Third Amendment, and as a result HealthTronics, Inc. could, among other rights and remedies, exercise its rights under its first priority security interest in our assets. We are in negotiations with HealthTronics, Inc. to address the event of default.

12.
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

13.
Equity Transactions

Warrant Exercises

During the year ended December 31, 2019, the Company issued 19,116,934 shares of Common Stock upon the exercise of 19,116,934 Class L Warrants, Class O Warrants, Class N Warrants and Series A Warrants to purchase shares of stock under the terms of the respective warrant agreements, in exchange for $1,758,142 in cash proceeds.

  During the year ended December 31, 2019, the Company issued 21,167,488 shares of Common Stock upon the exercise of 21,167,488 Class L Warrants, Class O Warrants, Class N Warrants and Series A Warrants to purchase shares of stock under the terms of the respective warrant agreements, in exchange for $1,827,315 in customer deposits and $36,500 in accounts payable.

For the year ended December 31, 2018, the Company issued 422,939 shares of common stock upon the exercise of 422,939 Class N Warrants, Series A Warrants and Class O Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Cashless Warrant Exercises

During the year ended December 31, 2019, the Company issued 4,962,157 shares of Common Stock upon the cashless exercise of 10,423,886 Class N Warrants, Class L Warrants and Series A Warrants to purchase shares of stock under the terms of the respective warrant agreements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

13.
Equity Transactions (continued)

During the year ended December 31, 2019, the Company issued 450,000 shares of Common Stock on a cashless basis upon the exercise of 450,000 Class L Warrants to purchase shares of stock under the terms of the respective warrant agreements. The Common Stock was issued on a cashless basis as a result of email breach in March 2019. The warrant holder sent the funds to an incorrect bank account as a result of the email breach and the Company elected to waive the requirement to cash exercise and allowed the warrant holder to net exercise.

For the year ended December 31, 2018, the Company issued 6,395,499 shares of common stock upon the exercise of 7,878,925 Class N Warrants, Series A Warrants and Class O Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Conversion of liabilities

During the year ended December 31, 2019, the Company issued 38,581,030 shares of Common Stock upon the exercise of 35,677,272 Class L Warrants, Class N Warrants and Series A Warrants, under the terms of the respective warrant agreements and 2,903,758 upon the conversion of interest and bonus shares pursuant to the terms of the short term note payable. The other warrant exercise constituted the conversion of short term note payable in the outstanding amount of $3,559,542 with the receipt of notices of Class L, Class N and Series A warrant exercises, all pursuant to the terms of the short term note payable.

During the year ended December 31, 2019, the Company issued 26,666,487 shares of Common Stock due upon exercise of the conversion of convertible promissory notes in the principal and interest amount of $2,933,313 with the receipt of notices of conversion, all pursuant to the terms of the convertible promissory notes.

During the year ended December 31, 2019, the Company issued 7,020,455 shares of Common Stock due upon exercise of 6,795,455 Class L and Class N Warrants and 225,000 upon the conversion of bonus share pursuant to the terms of the conversion of line of credit, related parties in the principal amount of $680,000 with the receipt of notices of conversion.

For the year ended December 31, 2018, the Company issued 8,497,238 shares of Common Stock upon the conversion of 10% Convertible Promissory Notes in the amount of $902,500 plus accrued interest of $32,197 at the conversion price of $0.11 per share per the terms of the 10% Convertible Promissory Notes agreement.

Consulting Agreement

In February 2019, the Company entered into a three month consulting agreement for which a portion of the fee for the services was to be paid with Common Stock. The number of shares to be paid with Common Stock was 75,000 earned upon signing and an additional 75,000 upon renewal of the agreement. The Company issued 150,000 shares in December 2019. The fair value of the shares of $28,500 was recorded as a non-cash general and administrative expense during the year ended December 31, 2019.

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
Years Ended December 31, 2019 and 2018

13.
Equity Transactions (continued)

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

PIPE Offering

On December 11, 2019, the Company entered into a Common Stock Purchase Agreement with certain investors for the sale by the Company in a private placement of an aggregate of up to 21,071,143 shares of its common stockat a purchase price of $0.14 per share. The Company has granted the purchasers indemnification rights with respect to its representations, warranties, covenants and agreements under the purchase agreement.

In connection with the agreement, the Company also entered into a registration rights agreement with the purchasers, pursuant to which the Company has agreed to file a registration statement with the SEC by April 30, 2020.

During the year ended December 31, 2019, the Company issued 20,000,711 shares of Common Stock in conjunction with this offering and received $2,800,100 in cash proceeds.

14.
Warrants

A summary of warrants as of December 31, 2019 and 2018, is presented as follows:

	Outstanding				Outstanding				Outstanding
	as of				as of				as of
	December 31,				December 31,				December 31,
Warrant class	2017	Issued	Exercised	Expired	2018	Issued	Exercised	Expired	2019

Class F Warrants	300,000	-	-	(300,000)	-	-	-	-	-
Class G Warrants	1,503,409	-	-	(1,503,409)	-	-	-	-	-
Class H Warrants	1,988,095	-	-	(1,988,095)	-	-	-	-	-
Class I Warrants	1,043,646	-	-	(1,043,646)	-	-	-	-	-
Class K Warrants	7,200,000	-	-	-	7,200,000	-	-	-	7,200,000
Class L Warrants	63,898,173	-	(6,639,834)	-	57,258,339	-	(57,133,339)	(125,000)	-
Class N Warrants	13,943,180	17,644,999	(1,136,364)	-	30,451,815	-	(29,951,815)	(500,000)	-
Class O Warrants	6,540,000	1,509,091	(120,000)	-	7,929,091	-	(6,549,090)	(470,910)	909,091
Class P Warrants	-	-	-	-	-	1,365,000	-	-	1,365,000
Series A Warrants	1,561,348	-	(405,666)	-	1,155,682	-	(1,092,936)	(62,746)	-
	97,977,851	19,154,090	(8,301,864)	(4,835,150)	103,994,927	1,365,000	(94,727,180)	(1,158,656)	9,474,091

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

14.
Warrants (continued)

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class O Warrants	$0.11	January 2022
Class P Warrants	$0.01	June 2021
Class P Warrants	$0.20	June 2024

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

The Company has 1,033,334 Class L Warrants and 62,811 Series A Warrants that have been exercised but the common stock has not yet been issued. The cash for these issuable shares was previously received and recorded in Advances from related parties and Short term notes payable.

The exercise price and the number of shares covered by the warrants will be adjusted if the Company has a stock split, if there is a recapitalization of the Company’s common stock, or if the Company consolidates with or merges into another company.

The Class K Warrants may be exercised on a physical settlement or on a cashless basis.

On June 11, 2019, the Company issued Class P Warrant Agreements to vendors to purchase 265,000 shares of common stock at an exercise price of $0.20 per share. Each Class P Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class P Warrants at the grant date was $36,067 and was recorded as selling and marketing expense. The warrants vested upon issuance and expire on June 11, 2024.

On June 14, 2019, the Company issued Class P Warrant Agreement to a vendor to purchase up to 1,000,000 shares of common stock at an exercise price of $0.01 per share. Each Class P Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class P Warrants at the grant date was $150,800 and was recorded as general and administrative expense. The warrants vested upon issuance and expire on June 14, 2021.

On June 24, 2019, the Company issued Class P Warrant Agreement to a vendor to purchase up to 100,000 shares of common stock at an exercise price of $0.20 per share. Each Class P Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class P Warrant will be recorded as selling and marketing expense as the warrants are earned per the milestones. The warrants have not yet vested based on milestones and expire on June 24, 2024.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

14.
Warrants (continued)

In March 2019, the Company entered into a three month consulting agreement for which a portion of the fee for the services was to be paid with a par value warrant for 1,000,000 shares of Common Stock. The Company issued the warrant agreement in June 2019. The $150,800 calculated fair value of the warrants was recorded as a non-cash general and administrative expense during the year ended December 31, 2019.

On January 26, 2018, the Company issued Class O Warrant Agreements to a related party vendor to purchase 909,091 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at the grant date was $160,455 and was recorded as general and administrative expense. The warrants vested upon issuance and expire on March 17, 2019. On March 1, 2019, the Company extended the expiration date to June 28, 2019.

In 2018, the Company issued Class O Warrant Agreements to a vendor to purchase 600,000 shares of common stock at an exercise price of $0.11 per share. Each Class O Warrant represents the right to purchase one share of Common Stock. The estimated fair value of the Class O Warrants at their respective grant dates was $159,370 and was recorded as general and administrative expense. The warrants vested upon issuance and expire on March 17, 2019. On March 1, 2019, the Company extended the expiration date to June 28, 2019.

The Class K Warrants and the Series A Warrants were derivative financial instruments. The estimated fair value of the Class K Warrants at the date of grant was $36,989 and recorded as debt discount, which is accreted to interest expense through the maturity date of the related notes payable, related parties. The estimated fair values of the Series A Warrants and the Series B Warrants at the date of grant were $557,733 for the warrants issued in conjunction with the 2014 Private Placement and $47,974 for the warrants issued in conjunction with the 18% Convertible Promissory Notes. The fair value of the Series A Warrants and Series B Warrants were recorded as equity issuance costs in 2014, a reduction of additional paid-in capital. The Series B Warrants expired unexercised in March 2015.

The estimated fair values were determined using a binomial option pricing model based on various assumptions.  The Company’s derivative liabilities have been classified as Level 3 instruments and are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants of 0.085 years, the volatility of the Company’s common stock price of 102%, and the risk-free interest rate of 2.43% for the year ended December 31, 2019.  The remaining life of the warrants which ranged from 0.21 to 8.6 years, the volatility of the Company’s common stock price which ranged from 112% to 134%, and the risk-free interest rate which ranged from 2.43% to 2.64% for the year ended December 31, 2018.  In addition, as of the valuation dates, management assessed the probabilities of future financing and other re-pricing events in the binominal valuation models.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

14.
Warrants (continued)

A summary of the changes in the warrant liability during the years ended December 31, 2019 and 2018, is as follows:

	Class K	Series A
	Warrants	Warrants	Total

Warrant liability as of December 31, 2017	$1,616,000	$327,883	$1,943,883
Issued	-	-	-
Redeemed	-	(118,838)	(118,838)
Change in fair value	(74,000)	18,624	(55,376)
Warrant liability as of December 31, 2018	1,542,000	227,669	1,769,669
Change in fair value	-	(32,359)	(32,359)
Expired	-	(195,310)	(195,310)
Reclassification due to Adoption of ASU
2017-11 (see Note 2)	(1,542,000)	-	(1,542,000)
Warrant liability as of December 31, 2019	$-	$-	$-

15.
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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

15.           Commitments and contingencies (continued)

Right of use assets and Lease Liability – right of use consists of the following:

December 31,
2019

Right of use assets	$323,661

December 31,
2019

Lease liability - right of use
Current portion	$173,270
Long term portion	185,777
$359,047

As of December 31, 2019, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2020	$191,713
2021	197,462
Total lease payments	389,175
Less: Present value adjustment	(30,128)
Lease liability - right of use	$359,047

                             As of December 31, 2019, the Company’s operating lease had a weighted average remaining lease term of 2 years and a weighted average discount rate of 7%.

Rent expense for the years ended December 31, 2019 and 2018, was $225,274 and $157,395, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

15.           Commitments and contingencies (continued)

Financing Lease

For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of the lease payment exceeds 90% of the sales price of the equipment, therefore this lease will be considered a financing lease and is included in Property and equipment, net on our Consolidated Balance Sheets (see Note 4). Lease expense will be recognized as payment of financing lease, depreciation expense and interest expense.

Right of use assets and Lease Liability – right of use consists of the following:

December 31,
2019

Right of use assets	$418,088

December 31,
2019

Lease liability - right of use
Current portion	$121,634
Long term portion	271,240
$392,874

As of December 31, 2019, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2020	$165,078
2021	165,078
2022	130,278
Total	$460,434

As of December 31, 2019, the Company’s financing leases had a weighted average remaining lease term of 2.8 years based on annualized base payments expiring through 2022 and a weighted average discount rate of 13.2%.

As of December 31, 2019, the Company did not have additional operating or financing leases that have yet commenced.

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
Years Ended December 31, 2019 and 2018

16.
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

The Company recognizes revenue primarily from the following types of contracts:

Product sales

Product sales include devices and applicators (new and refurbished). Performance obligations are satisfied at the point in time when the customer obtains control of the goods, which is generally at the point in time that the product is shipped.

Procedure revenue from the dermaPACE System is not material to the consolidated financial statements as of December 31, 2019.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

16.
Revenue (continued)

Licensing transactions

                                Licensing transaction include distribution licenses and intellectual property licenses. Licensing revenue is recognized as the Company satisfies its performance obligations, which may vary with the terms of the licensing agreement.

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

Disaggregation of Revenue

The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019			Year ended December 31, 2018
	United States	International	Total	United States	International	Total

Product	$277,527	$367,642	$645,169	$209,842	$739,759	$949,601
License fees	125,000	190,557	315,557	25,000	794,696	819,696
Other Revenue	2,450	65,554	68,004	-	80,763	80,763
	$404,977	$623,753	$1,028,730	$234,842	$1,615,218	$1,850,060

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

17.
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

For the year ended December 31, 2019, the Company recorded $253,013 in product revenue from this related party. The Contract liabilities balance includes a balance of $117,152 from this related party. For the year ended December 31, 2018, the Company recorded $207,457 in product revenue from this related party. The Contract liabilities balance includes a balance of $156,565 from this related party.

18.
Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. As of December 31, 2019, and 2018, the Stock Incentive Plan reserved a total of 35,000,000 and 35,000,000, respectively, shares of common stock for grant. On December 31, 2019, there were 2,028,281 shares of common stock available for grant under the Stock Incentive Plan.

During the year ended December 31, 2019, the Company granted to employees, members of the board of directors and members of the Company’s Medical Advisory Board options to purchase an aggregate of 2,700,000 shares of common stock under a previously issued incentive plan. The options have an exercise price between $0.14 and $0.18 per share for an aggregate grant date value of approximately $333,422. The options vested upon issuance and have a term of ten years.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

18.           Stock-based compensation (continued)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended December 31, 2019 and 2018:

	2019	2018
Weighted average expected life in years	5.00	5.00
Weighted average risk free interest rate	1.54% - 2.15%	2.84% - 3.21%
Weighted average volatility	131% - 189%	134% - 144%
Forfeiture rate	0.0%	0.0%
Expected dividend yield	0.0%	0.0%

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

For the years ended December 31, 2019 and 2018, the Company recognized $333,422 and $2,480,970, respectively, as compensation cost related to options granted. As of December 31, 2019, and 2018, there are no unamortized compensation costs related to options granted.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

18.
Stock-based compensation (continued)

A summary of option activity as of December 31, 2019 and 2018, and the changes during the years then ended, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2017	21,593,385	$0.31
Granted	10,110,000	$0.25
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at December 31, 2018	31,703,385	$0.29
Granted	2,700,000	$0.15
Exercised	-	$-
Forfeited or expired	(100,000)	$0.11
Outstanding at December 31, 2019	34,303,385	$0.28

Vested and exercisable at December 31, 2019	33,928,385	$0.29

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at December 31, 2019 and 2018, respectively. The aggregate intrinsic value for outstanding options was $981,088 and $2,085,866 at December 31, 2019 and 2018, respectively. The aggregate intrinsic value for all vested and exercisable options was $981,088 and $2,085,866 at December 31, 2019 and 2018, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options is 6.62 years and 7.4 years as of December 31, 2019 and 2018, respectively.

A summary of the Company’s nonvested options as of December 31, 2019 and 2018, and changes during the years then ended, is presented as follows:

		Weighted
		Average
		Exercise Price
	Options	per share
Outstanding at December 31, 2017	-	$-
Granted	10,110,000	$0.25
Vested	(10,110,000)	$0.25
Forfeited or expired	-	$-
Outstanding at December 31, 2018	-	$-
Granted	2,700,000	$0.15
Vested	(2,350,000)	$0.15
Forfeited or expired	-	$-
Outstanding at December 31, 2019	350,000	$0.18

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

19.
Joint ventures

On June 26, 2018, the Company entered into an Agreement with FKS, effective as of June 14, 2018, pursuant to which the Company and FKS committed to enter into a joint venture for the manufacture, sale and distribution of the Company’s dermaPACE and orthoPACE devices. Under the Agreement, FKS paid the Company a fee of $500,000 for initial distribution rights in Taiwan on June 22, 2018, with an additional fee of $500,000 for initial distribution rights in Singapore, Malaysia, Brunei, Cambodia, Myanmar, Laos, Indonesia, Thailand, Philippines and Vietnam (the “SEA Region”) to be paid in the first quarter of 2019. On September 21, 2018, the Company entered into a joint venture agreement (the “JV Agreement”) with FKS setting forth the terms of the operation, management and control of a joint venture entity initially with the name of Holistic Health Institute Pte. Ltd., a private limited company to be incorporated in the Republic of Singapore, but with such company name subject to confirmation by Singapore Government. On November 9, 2018, the joint venture entity was incorporated in the Republic of Singapore with the name of HWA. HWA was formed as a joint venture of the Company and FKS for the manufacture, sale and distribution of the Company’s dermaPACE and orthoPACE devices. Under the JV Agreement, the Company and FKS each hold shares constituting fifty percent of the issued share capital of HWA. The Company provides to HWA FDA and CE approved products for an agreed cost, access to treatment protocols, training, marketing and sales materials and management expertise, and FKS provides to HWA capital, human capital and sales resources in Singapore, Malaysia, Brunei, Cambodia, Myanmar, Laos, Indonesia, Thailand, Philippines and Vietnam, certain reports and identification of new key opinion leaders as well as clinical trial and poster access availability. The JV Agreement also established the corporate governance of HWA, including a five-person board of directors consisting of two directors designated by the Company, two directors designated by FKS, and a third director appointed jointly by the parties. Initially, net profits under the JV Agreement shall be used to repay FKS for (i) the payment of $500,000 on June 22, 2018 to the Company for initial distribution rights in Taiwan and (ii) the cash advance to HWA per the terms of the JV Agreement. The JV Agreement includes other customary terms, including regarding the transfer of shares, indemnification and confidentiality. On June 4, 2019, we entered into an agreement with Johnfk Medical Inc. (“FKS”) and Holistic Wellness Alliance Pte. Ltd. (“HWA”) pursuant to which we and FKS terminated the joint venture agreement, dated as of September 21, 2018, that established HWA as a joint venture between us and FKS. Pursuant to the termination agreement, FKS will pay us the outstanding amount of $63,275 for equipment delivered to FKS and a penalty fee of $50,000 for early termination of the joint venture agreement, which was received in 2019. We credited the outstanding amount of $63,275 due for equipment upon the return of the equipment on September 6, 2019.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

19.
Joint ventures (continued)

On December 13, 2019, the Company entered into a joint venture agreement (the “Agreement”) with Universus Global Advisors LLC, a limited liability company organized under the laws of the State of Delaware (“Universus”), Versani Health Consulting Consultoria em Gestão de Negócios EIRELI, an empresa individual de responsabilidade limitada organized under the laws of Brazil (“Versani”), Curacus Limited, a private limited company organized under the laws of England and Whales (“Curacus”), and certain individual citizens of Brazil and the Czech Republic (the individuals together with Curacus, the “IDIC Group”). The principal purpose of the joint venture company will be to manufacture, import, use, sell, and distribute, on an exclusive basis in Brazil, dermaPACE devices and wound kits consisting of a standard ultrasound gel and custom size sterile sleeves used for the treatment of various acute and chronic wounds using extracorporeal shockwave therapy technology. The joint venture company will also provide treatments related to the dermaPACE devices. The IDIC Group has agreed to pay to the Company a partnership fee in the total amount of $600,000 for the granting of exclusive territorial rights to the joint venture company to distribute the dermaPACE devices and wound kits in Brazil. Of the $600,000 partnership fee, $500,000 was received in November and December of 2019 and recorded as contract liability, while the remaining $100,000 is contingent on receipt of required regulatory approvals from ANVISA (the Brazilian Health Regulatory Agency) and is expected to be received within the next twelve to eighteen months. As the remaining $100,000 fee is contingent it was not recorded in the financial statements at December 31, 2019. The parties executed a shareholders’ agreement, a trademark license agreement, a supply agreement and a technology license agreement on January 31, 2020. The IDIC Group will also have the right to receive prioritized dividends until full reimbursement of the partnership fee and expenses incurred in the formation of the joint venture company, which are required to be paid by the IDIC Group.

20.
Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to United States federal and state income tax examinations by tax authorities for any years that have net operating losses open until the net operating losses are used.

The components of net loss before provision for income taxes for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Domestic	$(10,595,457)	$(12,031,115)
Foreign	165,618	399,721
Net loss before provision for income taxes	$(10,429,839)	$(11,631,394)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

20.
Income taxes (continued)

Deferred income taxes are provided for temporary differences between the carrying amounts and tax basis of assets and liabilities. Deferred taxes are classified as current or noncurrent based on the financial statement classification of the related asset or liability giving rise to the temporary difference. For those deferred tax assets or liabilities (such as the tax effect of the net operating loss carryforwards) which do not relate to a financial statement asset or liability, the classification is based on the expected reversal date of the temporary difference. The income tax provision (benefit) from continuing operations consists of the following at December 31, 2019 and 2018:

	2019	2018
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	(2,300,997)	(2,157,035)
State	(409,313)	(383,705)
Foreign	(3,676)	2,673
Change in valuation allowance	2,713,986	2,538,067
	$-	$-

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

20.
Income taxes (continued)

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 21% for the years ended December 31, 2019 and 2018 to pretax loss from operations as a result of the following for the years ended December 31, 2019 and 2018:

	2019	2018

Tax benefit at statutory rate	$(2,071,322)	$(2,442,593)
Increase (reduction) in income taxes resulting from:
State income benefit, net of federal benefit	(291,082)	(343,257)
Non-deductible loss on warrant valuation adjustment	(47,810)	(11,629)
Income (loss) from foreign subsidiaries	(2,595)	6,699
Change in valuation allowance	2,713,986	2,538,067
Other	(301,177)	252,713
Income tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$23,727,093	$21,320,935
Net operating loss carryforwards - foreign	20,227	16,551
Excess of tax basis over book value of
property and equipment	4,240	(2,229)
Excess of tax basis over book value
of intangible assets	73,705	146,943
Stock-based compensation	1,607,841	1,520,209
Accrued employee compensation	357,869	83,393
Captialized equity costs	49,471	49,471
Inventory reserve	38,323	29,510
	25,878,769	23,164,783
Valuation allowance	(25,878,769)	(23,164,783)
Net deferred tax assets	$-	$-

The Company’s ability to use its net operating loss carryforwards could be limited and subject to annual limitations. Since a full analysis under Section 382 of the Internal Revenue Code has not been performed, the Company may realize a “more than 50% change in ownership” which could limit its ability to use its net operating loss carryforwards accumulated to date to reduce future taxable income and tax liabilities. Additionally, because United States tax laws limit the time during which net operating loss carryforwards may be applied against future taxable income and tax liabilities, the Company may not be able to take advantage of all or portions of its net operating loss carryforwards for federal income tax purposes.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019 and 2018

20.
Income taxes (continued)

The federal and state net operating loss carryforwards of approximately $77.9M from years ending December 31, 2005 through December 31, 2017 will begin to expire in 2025. The federal and state net operating loss carryforward for the years ended December 31, 2019 and 2018 of $18M will not expire. The foreign net operating loss carryforward at December 31, 2019 of $0.1M will begin to expire in 2024.

21.
Segment and geographic information

The Company has one line of business with revenues being generated from sales in Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States. All significant assets are located in the United States.

22.
Subsequent events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued.

On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock.

Subsequent to December 31, 2019, the Company received $2,250,000 in proceeds for the purchase of 90 shares of Series C Convertible Preferred Stock. As of the date of this report, no shares of Series C Convertible Preferred Stock have been issued.

Warrant Exercise

Subsequent to December 31, 2019, the Company issued 1,062,811 shares of common stock upon the exercise of 1,062,811 Class P Warrants and Series A Warrants to purchase shares of stock under the terms of the respective warrant agreements.

Conversion of liabilities

Subsequent to December 31, 2019, the Company issued 1,496,989 shares of Common Stock upon the exercise of 416,667 Class L Warrants, under the terms of the respective warrant agreements and 1,080,322 upon the conversion of interest and bonus shares pursuant to the terms of the short term note payable. The other warrant exercise constituted the conversion of short term note payable in the outstanding amount of $208,109 with the receipt of notices of Class L warrant exercises, all pursuant to the terms of the short term note payable.

Consulting Agreement

Subsequent to December 31, 2019, the Company entered into a six month consulting agreement for which the services are to be paid with Common Stock. The number of shares to be paid with Common Stock was 1,000,000 earned upon signing and if agreed by both client and consultant an additional 1,000,000 No later than May 1, 2020. The Company issued 1,000,000 shares in March 2020.

New agreements

Subsequent to December 31, 2019, the Company entered into the sixth drawdown of the Master Equipment Lease with NFS Leasing, Inc. to provide financing for equipment purchase in the amount of $125,689.

Issuance of stock options

Subsequent to December 31, 2019, the Company granted to new employees fully-vested options to purchase an aggregate of 100,000 shares of the Company’s common stock.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2019.

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

 Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

We previously reported three material weaknesses in our internal control over financial reporting process resulting from a lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements, a lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for equity components of service agreements with select vendors and cybersecurity breaches from email spoofing. As a result, management concluded that our internal control over reporting was not effective as of December 31, 2019.

Remediation Plan

During 2019, we engaged external consultants with appropriate experience applying GAAP technical accounting guidance, and we have hired additional accounting personnel. We engaged external consultants to review revenue recognition for new products, lease agreements, internal controls and related procedures and review of documentation of internal controls in addition to new equity and debt financing arrangements. Accounting memos were produced for all technical issues during 2019 and reviewed with management. All internal controls were reviewed, in addition to new controls created and documented. We hired an accounting manager in April 2019 to enhance the accounting knowledge and abilities of the department. The accounting manager’s skill set includes restructuring of accounting procedure, preparation of budgets and key analytical reports and managing all accounting functions. Adding an additional member to the accounting team also enabled some segregation of duties and additional review procedures.

We have also implemented cybersecurity training for all employees and redesign of procedures that cyber security breaches may impact and worked with our third party IT vendor to develop a training plan for all existing and new employees related to cyber and implemented related controls around information technology infrastructure. In addition, an additional employee was hired to assist with the management of IT controls and enhance internal IT resources. Going forward, this employee will monitor our third party IT vendor’s testing and monitoring efforts and where necessary implement new controls as the Company grows. These internal controls have been documented and procedures implemented.

There is no assurance that the measures described above will be sufficient to remediate the previously identified material weaknesses.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in "Remediation of Material Weaknesses" above.

Item 9B. OTHER INFORMATION

None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position Held
Kevin A. Richardson, II	51	Director, Chairman and Chief Executive Officer
Lisa E. Sundstrom	50	Chief Financial Officer
Shri P. Parikh	48	President, Healthcare
Peter Stegagno	60	Chief Operating Officer
Iulian Cioanta, PhD	57	Chief Science and Technology Officer
John F. Nemelka	54	Director
Alan L. Rubino	65	Director
A. Michael Stolarski	49	Director
Maj-Britt Kaltoft	56	Director
Thomas Price	65	Director

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

Alan L. Rubino joined the Company as a member of the board of directors in September of 2013. Mr. Rubino has served as President and Chief Executive Officer of Emisphere Technologies, Inc. since September 2012. Previously, Mr. Rubino served as the CEO and President of New American Therapeutics, Inc., CEO and President of Akrimax Pharmaceuticals, LLC., and President and COO of Pharmos Corporation. Mr. Rubino has continued to expand upon a highly successful and distinguished career that included Hoffmann-La Roche Inc. where he was a member of the U.S. Executive and Operating Committees and a Securities and Exchange Commission (SEC) corporate officer. During his Roche tenure, he held key executive positions in marketing, sales, business operations, supply chain and human resource management, and was assigned executive committee roles in marketing, project management, and globalization. Mr. Rubino also held senior executive positions at PDI, Inc. and Cardinal Health. He holds a BA in economics from Rutgers University with a minor in biology/chemistry and completed post-graduate educational programs at the University of Lausanne and Harvard Business School. Mr. Rubino serves on the boards of Aastrom Biosciences, Inc. and Genisphere, LLC and is also on the Rutgers University Business School Board of Advisors.

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

Dr. Thomas Price joined the Company as a member of the board of directors in February 2020. Dr. Price holds a BA and MD from the University of Michigan and completed his residency in orthopedic surgery at Emory University in Atlanta. He entered private practice in 1984 and returned to Emory as an assistant professor in of orthopedic surgery in 2002. He was director of the orthopedic clinic at Atlanta’s Grady Memorial Hospital. Dr. Price’s political career began as a Member of the Georgia Senate from the 56th district from 1996 to 2005, he was the minority Whip from 1998 to 2002, and the Majority leader of the Georgia Senate from 2002 to 2003. He served in the US House of Representatives from Georgia’s 6th district from 2005 to 2017, during which time he served as Chair of the House Budget Committee from 2015 to 2017. In February 2017 he was confirmed by the Senate as the United States Secretary of Health and Human Services (HHS) and remained in that position until September 2017. Currently Tom serves on the boards of several privately held health care companies and non-profits as well as, consulting and advising companies.

CORPORATE GOVERNANCE AND BOARD MATTERS

The Company adopted a formal Corporate Governance policy in January 2012 which included establishing formal board committees and a code of conduct for the board of directors and the Company.

The Board of Directors

Recent Developments

The Company’s current board of directors consists of six members, four of whom have been determined by the board to be “independent” as defined under the rules of the Nasdaq stock market. The Company expects to add additional independent directors in 2020.

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

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. The Company’s current board of directors consists of six members, four of whom has been determined by the board to be “independent” as defined under the rules of the Nasdaq stock market. The board of directors has determined that Mr. Richardson and Mr. Stolarski are not independent under the applicable marketplace rules of the Nasdaq stock market and Rule 10A-3 under the Exchange Act. The Company expects to add additional independent directors in 2020.

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

Audit Committee

The current members of the Company’s audit committee are John F. Nemelka (Chairperson), Alan Rubino and Thomas Price, all determined to be independent directors, pursuant to the rules of the SEC and Nasdaq stock market. Mr. Nemelka, who chairs the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC. ..

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

Compensation Committee

The current members of the Company’s compensation committee are Alan L. Rubino (Chairperson), Thomas Price and Maj-Britt Kaltoft, who are all independent directors, pursuant to the rules of the SEC and Nasdaq stock market. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers. Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors.

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

Nominating and Corporate Governance Committee

The current members of the Company’s nominating and corporate governance committee are Maj-Britt Kaltoft (Chairperson), John F. Nemelka, and Alan L. Rubino, who are all independent directors, pursuant to the rules of the SEC and Nasdaq stock market. Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors.

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

Director Independence

Our board of directors has determined that John F. Nemelka, Alan L. Rubino, Dr. Maj-Britt Kaltoft and Dr. Thomas Price qualify as independent directors based on the Nasdaq stock market definition of “independent director.”

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

DELINQUENT SECTION 16(a) REPORTS

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

Except as set forth herein, based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2019, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2019 and 2018

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kevin A. Richardson, II	2019	$361,619(1)	-	$6,500(2)	-	-	-	$31,288	$399,407
Chairman of the Board and Chief Executive Officer (principal executive officer)	2018	$235,000(1)	-	$226,600(2)	-	-	-	$2,459	$464,059

Lisa E. Sundstrom	2019	$200,000	-	$6,500(2)	-	-	-	$24,589	$231,089
Chief Financial Officer (principal financial officer)	2018	$192,917	-	$154,500(2)	-	-	-	$15,960	$363,377

Shri P. Parikh	2019	$311,000(4)	-	$6,500(2)	-	-	-	$30,960	$348,460
President, Healthcare	2018	$182,496(4)	-	$206,000(2)	-	-	-	$10,702	$399,198

Peter Stegano	2019	$231,295	-	$6,500(2)	-	-	-	$21,519	$259,314
Chief Operating Officer	2018	$200,000	-	$154,500(2)	-	-	-	$15,142	$369,642

Iulian Cioanta	2019	$200,000	-	$6,500(2)	-	-	-	$33,678	$240,178
Chief Science and Technology Officer	2018	$200,000	-	$154,500(2)	-	-	-	$23,610	$378,110

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
(4) Mr. Parikh was named President, Healthcare of the Company effective May 31, 2018.

Stock Incentive Plan

On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”). On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include nonstatutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to three years and have a maximum ten year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company. The Stock Incentive Plan had 35,000,000 shares of common stock reserved for grant at December 31, 2019 and 2018, respectively.

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

On December 31, 2019, there were 2,028,281 shares of common stock available for grant under the Stock Incentive Plan. For the years ended December 31, 2019 and 2018, there were 250,000 and 6,350,000 options, respectively, granted to the Company’s executive officers under the Stock Incentive Plan.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin A. Richardson, II	115,000(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chairman of the Board and	452,381(3)	-	-	$0.11	10/1/2025	-	-	-	-
Chief Executive Officer	297,619(3)	-	-	$0.06	10/1/2025	-	-	-	-
(principal executive officer)	700,000(4)	-	-	$0.04	6/16/2026	-	-	-	-
	594,300(5)	-	-	$0.18	11/9/2026	-	-	-	-
	900,000(6)	-	-	$0.11	6/14/2027	-	-	-	-
	1,100,000(7)	-	-	$0.21	9/20/2028	-	-	-	-
	50,000(9)	-	-	$0.15	8/26/2029	-	-	-	-
Lisa Sundstrom	65,000(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Finanical Officer	25,000(2)	-	-	$0.55	5/7/2024	-	-	-	-
(principal financial officer)	301,587(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500(5)	-	-	$0.18	11/9/2026	-	-	-	-
	600,000(6)	-	-	$0.11	6/14/2027	-	-	-	-
	750,000(7)	-	-	$0.21	9/20/2028	-	-	-	-
	50,000(9)	-	-	$0.15	8/26/2029	-	-	-	-
Shri Parikh	2,000,000(8)	-	-	$0.42	5/31/2028	-	-	-	-
President, Healthcare	1,000,000(7)	-	-	$0.21	9/20/2028	-	-	-	-
	50,000(9)	-	-	$0.15	8/26/2029	-	-	-	-
Peter Stegano	333,644(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Operating Officer	50,000(2)	-	-	$0.55	5/7/2024	-	-	-	-
	301,587(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500(5)	-	-	$0.18	11/9/2026	-	-	-	-
	600,000(6)	-	-	$0.11	6/14/2027	-	-	-	-
	750,000(7)	-	-	$0.21	9/20/2028	-	-	-	-
	50,000(9)	-	-	$0.15	8/26/2029	-	-	-	-
Iulian Cioanta	296,241(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Science and Technology Officer	50,000(2)	-	-	$0.55	5/7/2024	-	-	-	-
	301,587(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500(5)	-	-	$0.18	11/9/2026	-	-	-	-
	600,000(6)	-	-	$0.11	6/14/2027	-	-	-	-
	750,000(7)	-	-	$0.21	9/20/2028	-	-	-	-
	50,000(9)	-	-	$0.15	8/26/2029	-	-	-	-

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
(8) The Company granted Mr. Parikh 2,000,000 options on May 31, 2018 which vests at grant date.
(9) The Company granted 50,000 options each to Mr. Richardson, Ms. Sundstrom, Mr. Parikh, Mr. Stegagno and Dr. Cioanta on August 26, 2019 which vests at grant date.

Director Compensation Table for Fiscal Year 2019

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Kevin A. Richardson, II (1)	$40,000	-	$-	-	-	-	$40,000

John F. Nemelka	$40,000	-	$6,500	-	-	-	$46,500

Alan L. Rubino	$40,000	-	$6,500	-	-	-	$46,500

A. Michael Stolarski	$40,000	-	$6,500	-	-	-	$46,500

Maj-Britt Kaltoft	$40,000	-	$6,500	-	-	-	$46,500

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

Discussion of Director Compensation

Effective January 1, 2018, the Company began to compensate its directors at an annual rate of $40,000 each. On August 26, 2019, the Company issued an option to purchase 50,000 shares of the Company’s common stock at $0.15 per share to employee director Kevin A. Richardson II and to non-employee directors John F. Nemelka, Alan L. Rubino, A. Michael Stolarski and Maj-Britt Kaltoft. On September 20, 2018, the Company issued an option to purchase 1,100,000 shares of the Company’s common stock at $0.21 per share to non-employee director Kevin A. Richardson II and the Company issued options to purchase 350,000 shares of the Company’s common stock at $0.21 per share to non-employee directors John F. Nemelka, Alan L. Rubino, A. Michael Stolarski and Maj-Britt Kaltoft. On June 15, 2017, the Company issued an option to purchase 900,000 shares of the Company’s common stock at $0.11 per share to non-employee director Kevin A. Richardson II and the Company issued options to purchase 300,000 shares of the Company’s common stock at $0.11 per share to non-employee directors John F. Nemelka, Alan L. Rubino, A. Michael Stolarski and Maj-Britt Kaltoft. On November 9, 2016, the Company issued an option to purchase 594,300 shares of the Company’s common stock at $0.18 per share to director Kevin A. Richardson, II and the Company issued options to purchase 169,800 shares of the Company’s common stock at $0.18 per share to directors John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. On June 16, 2016, the Company issued an option to purchase 700,000 shares of the Company’s common stock at $0.04 per share to director Kevin A. Richardson, II and the Company issued options to purchase 200,000 shares of the Company’s common stock at $0.04 per share to directors John F. Nemelka, Alan L. Rubino and A. Michael Stolarski. On October 1, 2015, the Company issued an option to purchase 452,381 shares of the Company’s common stock at $0.11 per share and an option to purchase 297,619 shares of the Company’s common stock at $0.50 per share to director Kevin A. Richardson, II and the Company issued options to purchase 150,795 shares of the Company’s common stock at $0.11 per share and options to purchase 99,205 shares of the Company’s common stock at $0.50 per share to directors John F. Nemelka and Alan L. Rubino. The options above issued at $0.50 per share were re-priced to $0.06 per share in March 2016 as the result of the public offering. On September 3, 2013, the Company issued an option to purchase 100,000 shares of the Company’s common stock at $0.65 per share to director Alan L. Rubino. On February 21, 2013, the Company, by mutual agreement with all the active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. Kevin A. Richardson, II, and John F. Nemelka, each cancelled options to purchase 15,000 shares of the Company’s Common Stock and were each issued options to purchase 115,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share.

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2019: Kevin A. Richardson, II – 4,209,300, John F. Nemelka – 1,434,800, Alan L. Rubino – 1,419,800, A. Michael Stolarski – 1,069,800 and Maj-Britt Kaltoft – 700,000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 25, 2020, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s named executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

	Number of Shares	Percent of
	Beneficially	Shares
Name of Beneficial Owner (1)	Owned	Outstanding (2)
A. Michael Stolarski (3)	18,081,290	6.1%
Kevin A. Richardson II (4)	13,545,993	4.6%
Peter Stegagno (5)	3,968,007	1.3%
Iulian Cioanta (6)	3,186,146	1.1%
Lisa E. Sundstrom (7)	2,914,500	1.0%
John F. Nemelka (8)	1,446,055	0.5%
Alan Rubino (9)	1,419,800	0.5%
Maj-Britt Kaltoft (10)	700,000	0.2%
Thomas Price (11)	200,000	0.1%
All directors and executive officers as a group (9 persons)	45,461,791	15.4%

(1) Unless otherwise noted, each beneficial owner has the same address as us.
(2) Applicable percentage ownership is based on 297,340,200shares of common stock outstanding as of March 25, 2020 , “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of March 25, 2020. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(3) Includes options to purchase up to 1,069,800 shares of common stock.
(4) Includes options to purchase up to 4,209,300 shares of common stock. In addition, this amount includes 1,324,723 shares of common stock owned directly by Prides Capital Fund I, L.P. Prides Capital Partners LLC is the general partner of Prides Capital Fund I, L.P. and Mr. Richardson is the controlling shareholder of Prides Capital Partners LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. Richardson has also been deputized by Prides Capital Partners LLC to serve on the board of directors of the Company. Mr. Richardson disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(5) Consists of options to purchase up to 3,208,144 shares of common stock.
(6) Consists of options to purchase up to 3,170,741 shares of common stock.
(7) Consists of options to purchase up to 2,914,500 shares of common stock.
(8) Includes options to purchase up to 1,434,800 shares of common stock.
(9) Includes options to purchase up to 1,419,800 shares of common stock.
(10) Includes options to purchase up to 700,000 shares of common stock.
(11) Includes options to purchase up to 200,000 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information on securities authorized for issuance under the Company's equity compensation plans can be found in Item 5 under the same caption in this Annual Report on Form 10-K.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, since January 1, 2018, there have been no transactions with related persons required to be disclosed in this report.

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

On December 29, 2017, the Company entered into a line of credit agreement with A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. On November 12, 2018, the Company entered into an amendment to the line of credit agreement. The line of credit was increased to $1,000,000 with an annualized interest rate of 6%. The line of credit may be called for payment upon demand of the holder. The outstanding balance as of December 31, 2019 with accrued interest was $212,388.

  On March 27, 2017, the Company began offering subscriptions for 10% convertible promissory notes to selected accredited investors. A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company, was a purchaser in the 10% Convertible Promissory Notes in the amount of $330,000. A. Michael Stolarski and Kevin A. Richardson II, both members of the Company’s board of directors and existing shareholders of the Company, had subscribed $130,000 and $140,000, respectively, to the Company as advances from related parties to be used to purchase 10% Convertible Promissory Notes. The 10% Convertible Promissory Notes associated with these subscriptions were issued in January 2018.

Director Independence

Our board of directors has determined that John F. Nemelka, Alan L. Rubino, Dr. Maj-Britt Kaltoft and Dr. Thomas Price qualify as independent directors based on the Nasdaq stock market definition of “independent director.” Our board of directors has determined that our other two directors, Kevin A. Richardson II and A. Michael Stolarski, do not qualify as independent directors based on the Nasdaq stock market definition of “independent director.” There are no family relationships among any of the directors or executive officers of the Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our prior principal independent registered public accounting firm, Marcum LLP for the years ended December 31, 2019 and December 31, 2018 (Marcum LLP became our principal accountant on October 26, 2018, replacing Cherry Bekaert, LLP):

Fee Category	2019	2018
Audit fees	$184,000	$286,000
Tax fees	18,000	18,000
Audit related fees	-	-
All other fees	-	-
Total fees	$202,000	$104,000

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

During the course of 2019 and the first quarter of 2020, the audit committee met and held discussions with management and the independent auditors. In the discussions related to the Company’s consolidated financial statements for fiscal year 2019, management represented to the audit committee that such consolidated financial statements were prepared in accordance with United States generally accepted accounting principles. The audit committee reviewed and discussed with management and the independent auditors the audited consolidated financial statements for fiscal year 2019.

In fulfilling its responsibilities, the audit committee discussed with the independent auditors the matters that are required to be discussed by the PCAOB and SEC. In addition, the audit committee received from the independent auditors the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor's communications with the audit committee concerning independence, and the audit committee discussed with the independent auditors that firm’s independence. In connection with this discussion, the audit committee also considered whether the provision of services by the independent auditors not related to the audit of the Company’s financial statements for fiscal year 2019 were compatible with maintaining the independent auditors’ independence. The audit committee’s policy requires that the audit committee approve any audit or permitted non-audit service proposed to be performed by its independent auditors in advance of the performance of such service.

Based upon the audit committee’s discussions with management and the independent auditors and the audit committee's review of the representations of management and the written disclosures and letter of the independent auditors provided to the audit committee, the audit committee recommended to the board of directors that the audited consolidated financial statements for the year ended December 31, 2019 be included in the Company’s Annual Report on Form 10-K, for filing with the SEC.

The Audit Committee

John F. Nemelka (Chair)
Alan Rubino
Thomas Price

March 26, 2020

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

3.8
Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of the Company dated January 31, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on February 6, 2020).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.2	Form of Class B Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.3	Form of Class D Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

4.4	Form of Class E Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

4.5	Form of Series A Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.6	Form of Series B Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.7	Form of 18% Senior Secured Convertible Promissory Note issued by the Company to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

4.8	Form of Convertible Promissory Note between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.9	Amendment No. 1 to the Convertible Note Agreement between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.10	Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015).

4.11	Amendment No. 1 to Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 28, 2016 (Incorporated by reference to the Form 10-Q filed with the SEC on August 15, 2016).

4.12	Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 17, 2016).

4.13	Second Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on August 24, 2016).

4.14	Registration Rights Agreement dated January 13, 2016 among the Company and the investors listed therein (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

4.15	Class K Warrant Agreement dated as of August 3, 2017, between the Company and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).

4.16	Form of Class N Warrant. (Incorporated by reference to Form 8-K filed with the SEC on November 9, 2017).

4.17	Letter to Series A Warrantholders, Class N Warrantholders and Class L Warrantholders, dated January 29, 2019. (Incorporated by reference to Form 8-K filed with the SEC on January 25, 2019).

4.18	Form of Class O Warrant. (Incorporated by reference to Form 8-K filed with the SEC on March 15, 2019).

4.19	Letter to Class N Warrantholders and Class O Warrantholders, dated March 14, 2019. (Incorporated by Reference to Form 8-K filed with the SEC on March 15, 2019).

4.20	Letter to Class N Warrant Holders, dated June 5, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2019).

4.21	Letter to Class O Warrant Holders, dated June 5, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2019).

4.22	Description of Registrant's Common Stock.

10.1∞	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).

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

10.20	Master Equipment Lease, dated January 26, 2018, by and among the Company and NFS Leasing, Inc. (Incorporated by reference to Form 8-K filed with the SEC on February 15, 2018).

10.21	Offer Letter, dated as of November 30, 2018, by and between SANUWAVE Health, Inc. and Kevin Richardson. (Incorporated by reference to Form 8-K filed with the SEC on December 4, 2018).

10.22	Offer Letter, dated as of April 15, 2018, by and between SANUWAVE Health, Inc,, and Shri Parikh. (Incorporated by reference to Form 8-K filed with the SEC on June 7, 2018).

10.23
Deed of Termination of Joint Venture Agreement, dated June 4, 2019, by and among the Company, Johnfk Medical Inc. and Holistic Wellness Alliance Pte. Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2019).

10.24
 Common Stock Purchase Agreement, by and among the Company and the accredited investors party thereto, dated December 11, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2019).

10.25
  Registration Rights Agreement, by and among the Company and the accredited investors party thereto, dated December 11, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2019).

10.26*b
  Joint Venture Agreement, dated December 13, 2019, by and among the Company, Universus Global Advisors LLC, Versani Health Consulting Consultoria Em Gestao De Negocios Eireli, and the IDIC Group as set forth therein.

14.1	Code of Business Conduct and Ethics of SANUWAVE Health, Inc. (Incorporated by reference to the Form 10-K filed with the SEC on March 30, 2016).

21.1*	List of subsidiaries

23.1*	Consent of Marcum LLP, independent registered public accountants.

24.1*	Power of Attorney (included on signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation
______________________________________________________________
∞ Indicates management contract or compensatory plan or arrangement.
* Filed herewith
# Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
b Confidential portions of this exhibit have been omitted as permitted by applicable regulations.
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

SANUWAVE HEALTH, INC.

Dated: March 30, 2020	By:	/s/ Kevin A. Richardson, II
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

By: /s/ Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2020
Name: Kevin A. Richardson, II	(principal executive officer)

By: /s/ Lisa E. Sundstrom	Chief Financial Officer	March 30, 2020
Name: Lisa E. Sundstrom	(principal financial and accounting officer)

By: /s/ John F. Nemelka	Director	March 30, 2020
Name: John F. Nemelka

By: /s/ Alan L. Rubino	Director	March 30, 2020
Name: Alan L. Rubino

By: /s/ A. Michael Stolarski	Director	March 30, 2020
Name: A. Michael Stolarski

By: /s/ Maj-Britt Kaltoft	Director	March 30, 2020
Name: Maj-Britt Kaltoft

By: /s/ Thomas Price	Director	March 30, 2020
Name: Thomas Price