Form 10-Q
period 2020-03-31
SANUWAVE Health, Inc.
filed 2020-05-15
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

 As of May 13, 2020, there were issued and outstanding 298,663,672 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for dermaPACE and our product candidates; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,346,892	$1,760,455
Accounts receivable, net of allowance for doubtful accounts
of $15,682 in 2020 and $72,376 in 2019	103,611	75,543
Inventory	518,767	542,955
Prepaid expenses and other current assets	229,519	125,405
TOTAL CURRENT ASSETS	2,198,789	2,504,358

PROPERTY AND EQUIPMENT, net	591,485	512,042

RIGHT OF USE ASSETS, net	283,456	323,661

OTHER ASSETS	43,096	41,931
TOTAL ASSETS	$3,116,826	$3,381,992

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,116,372	$1,439,413
Accrued expenses	1,176,235	1,111,109
Accrued employee compensation	1,741,816	1,452,910
Contract liabilities	555,208	66,577
Operating lease liability	176,397	173,270
Finance lease liability	159,789	121,634
Advances from related parties	16,000	18,098
Line of credit, related parties	214,505	212,388
Accrued interest, related parties	2,042,541	1,859,977
Short term notes payable	323,249	587,233
Notes payable, related parties, net	5,372,743	5,372,743
TOTAL CURRENT LIABILITIES	12,894,855	12,415,352

NON-CURRENT LIABILITIES
Contract liabilities	61,938	573,224
Operating lease liability	139,333	185,777
Finance lease liability	332,641	271,240
TOTAL NON-CURRENT LIABILITIES	533,912	1,030,241
TOTAL LIABILITIES	13,428,767	13,445,593

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, SERIES C CONVERTIBLE, par value $0.001,
90 designated; 90 shares issued and outstanding in 2020	2,250,000	-

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000
shares authorized; 6,175 and 293 shares designated Series A and	-	-
Series B, respectively; none issued and outstanding in 2020 and
2019, respectively

COMMON STOCK, par value $0.001, 350,000,000 shares authorized;
297,663,672 and 293,780,400 issued and outstanding in 2020 and
2019, respectively	297,664	293,781

ADDITIONAL PAID-IN CAPITAL	115,951,907	115,457,808

ACCUMULATED DEFICIT	(128,754,104)	(125,752,956)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(57,408)	(62,234)
TOTAL STOCKHOLDERS' DEFICIT	(12,561,941)	(10,063,601)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$3,116,826	$3,381,992

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019

REVENUES
Product	$74,559	$64,565
License fees	10,000	106,250
Other revenue	64,033	7,148
TOTAL REVENUES	148,592	177,963

COST OF REVENUES
Product	78,915	65,112
Other	9,962	28,741
TOTAL COST OF REVENUES	88,877	93,853

GROSS MARGIN	59,715	84,110

OPERATING EXPENSES
Research and development	286,754	261,002
Selling and marketing	607,850	158,083
General and administrative	1,907,917	1,517,100
Depreciation	53,023	8,357
TOTAL OPERATING EXPENSES	2,855,544	1,944,542

OPERATING LOSS	(2,795,829)	(1,860,432)

OTHER INCOME (EXPENSE)
Gain on warrant valuation adjustment	-	32,359
Interest expense	(18,732)	(148,261)
Interest expense, related party	(182,564)	(219,687)
Loss on foreign currency exchange	(4,023)	(1,296)
TOTAL OTHER INCOME (EXPENSE), NET	(205,319)	(336,885)

NET LOSS	(3,001,148)	(2,197,317)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	4,628	(2,398)
TOTAL COMPREHENSIVE LOSS	$(2,996,520)	$(2,199,715)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	296,061,866	157,112,875

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of Janaury 1, 2019	-	$-	155,665,138	$155,665	$101,153,882	$(116,602,778)	$(62,868)	$(15,356,099)
Net loss	-	-	-	-	-	(2,197,317)	-	(2,197,317)
Cashless warrant exercises	-	-	704,108	704	(704)	-	-	-
Proceeds from warrant exercise	-	-	620,000	620	52,580	-	-	53,200
Conversion of short term notes and convertible notes payable	-	-	3,333,334	3,334	263,333	-	-	266,667
Reclassification of warrant liability to equity due to adoption of ASU 2017-11	-	-	-	-	262,339	1,279,661	-	1,542,000
Foreign currency translation adjustment	-	-	-	-	-	-	(2,398)	(2,398)

Balances as of March 31, 2019	-	$-	160,322,580	$160,323	$101,731,430	$(117,520,434)	$(65,266)	$(15,693,947)

Balances as of Janaury 1, 2020	-	$-	293,780,400	$293,781	$115,457,808	$(125,752,956)	$(62,234)	$(10,063,601)
Net loss	-	-	-	-	-	(3,001,148)	-	(3,001,148)
Proceeds from warrant exercise	-	-	1,000,000	1,000	9,000	-	-	10,000
Shares issued for services	-	-	1,000,000	1,000	199,000	-	-	200,000
Stock-based compensation	-	-	-	-	21,900	-	-	21,900
Conversion of short term notes	-	-	1,820,461	1,820	262,164	-	-	263,984
Conversion of advances from related partis	-	-	62,811	63	2,035	-	-	2,098
Foreign currency translation adjustment	-	-	-	-	-	-	4,826	4,826

Balances as of March 31, 2020	-	$-	297,663,672	$297,664	$115,951,907	$(128,754,104)	$(57,408)	$(12,561,941)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,001,148)	$(2,197,317)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation	53,023	8,357
Change in allowance for doubtful accounts	83,306	(8,645)
Share-based payment	221,900	-
Gain on warrant valuation adjustment	-	(32,359)
Amortization of operating leases	(3,112)	(1,735)
Accrued interest	2,117	147,028
Interest payable, related parties	182,564	219,687
Changes in operating assets and liabilities
Accounts receivable - trade	(111,374)	103,579
Inventory	24,188	29,436
Prepaid expenses	(104,114)	(71,450)
Due from related parties	-	(1,471)
Other assets	(1,165)	(7,013)
Operating leases	-	44,623
Accounts payable	(323,041)	187,465
Accrued expenses	65,126	64,114
Accrued employee compensation	288,906	236,807
Contract liabilties	(22,655)	(6,657)
NET CASH USED BY OPERATING ACTIVITIES	(2,645,479)	(1,285,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,855)	(22,054)
NET CASH USED BY INVESTING ACTIVITIES	(4,855)	(22,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock	2,250,000	-
Proceeds from warrant exercise	10,000	53,200
Proceeds from short term note	-	965,000
Advances from related parties	-	26,200
Payments of principal on finance leases	(28,055)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,231,945	1,044,400

EFFECT OF EXCHANGE RATES ON CASH	4,826	(2,398)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(413,563)	(265,603)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,760,455	364,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,346,892	$98,946

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of short term notes payable to equity	$263,984	$266,667

Conversion of advances from related parties to equity	$2,098	$-

Additions to right of use assets from new finance lease liabilities	$127,611	$-

Reclassification of warrant liability to equity	$-	$262,339

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic has not had a material adverse financial impact on the Company’s operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is difficult at this time to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in future periods due to numerous uncertainties. The Company is closely monitoring the impact of the pandemic on all aspects of its business and operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The financial information as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 30, 2020 (the “2019 Annual Report”).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

2. Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during 2020. As of March 31, 2020, the Company had cash and cash equivalents of $1,346,892. For the three months ended March 31, 2020, the net cash used by operating activities was $2,645,479. The Company incurred a net loss of $3,001,148 for the three months ended March 31, 2020. The operating losses and the events of default on the Company’s short term notes payable (see Note 6) and the notes payable, related parties (see Note 8) raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this report.

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

3.
Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are summarized below and should be read in conjunction with the 2019 Annual Report:

Principles of consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates – These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of condensed consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These condensed consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimate of the net realizable value of inventory, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, and estimated fair value of warrants.

Inventory - Inventory consists of finished medical equipment and parts and is stated at the lower of cost, which is valued using the first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete. As of March 31, 2020, inventory consists of goods of $308,501 and parts of $210,266 for a total inventory of $518,767. As of December 31, 2019, inventory consisted of goods of $357,264 and parts of $185,691 for a total inventory of $542,955.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

3.
Summary of Significant Accounting Policies (continued)

Preferred stock – The Company evaluates Preferred Stock issuances for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determines appropriate equity or liability accounting treatment. Additionally, the Company determines, if classified as equity, whether it would be recorded as permanent or temporary equity.

Sequencing policy – The Company has granted certain options and warrants which, upon settlement, may exceed the limit on the authorized number of shares of common stock. The Company follows a sequencing policy for which in the event partial reclassifications of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of earliest issuance date of potentially dilutive instruments with the earliest grants receiving first allocation of shares. The Company evaluated such instruments and determined that there was no impact to the Company’s condensed consolidated financial statements.

4.
Accrued expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019

Accrued board of director's fees	$356,667	$400,000
Shares issuable	200,000	-
Accrued legal and professional fees	173,387	134,970
Accrued executive severance	158,500	154,000
Accrued travel	122,500	120,000
Accrued outside services	100,033	108,033
Accrued inventory	50,275	167,050
Accrued clinical study expenses	13,650	13,650
Accrued other	1,223	13,406
	$1,176,235	$1,111,109

5.
Contract liabilities

As of March 31, 2020, the Company has contract assets and liabilities from contracts with customers (see Note 13).

Contract liabilities consist of the following:

	March 31,	December 31,
	2020	2019

Service agreement	$110,855	$133,510
License fees	500,000	500,000
Other	6,291	6,291
Total Contract liabilities	617,146	639,801
Non-Current	(61,938)	(573,224)
Total Current	$555,208	$66,577

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

5.
Contract liabilities (continued)

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability (deferred revenue) until the performance obligations are satisfied. Of the aggregate contract liability balances as of March 31, 2020, the Company expects to satisfy its remaining performance obligations associated with $555,208 and $61,938 of contract liability balances within the next twelve months and following thirty-five months, respectively. Of the aggregate contract liability balances as of December 31, 2019, the Company expects to satisfy its remaining performance obligations associated with $66,577 and $573,224 of contract liability balances within the next twelve months and following thirty-eight months, respectively.

6.
Short term notes payable

During the three months ended March 31, 2020, the Company converted $263,984 of the short term notes payable into 1,820,461 shares of common stock.

7.
Advances from related parties

                              Due to the timing of receipt of cash and issuance of the Company’s common stock the funds have been recorded as advances from related parties and will be properly recorded as equity when the common stock is issued.                 Advances from related parties totaled $16,000 at March 31, 2020.

8.
Notes payable, related parties

The notes payable, related parties as amended were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. The notes payable, related parties bear interest at 8% per annum, as amended. All remaining unpaid accrued interest and principal was due on December 31, 2018, as amended. HealthTronics, Inc. is a related party because it is a shareholder in the Company and has a security agreement with the Company detailed below.

The Company is a party to a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. During any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. Events of Default under the notes payable, related parties have occurred and are continuing on account of the failure of SANUWAVE, Inc., a Delaware corporation, a wholly owned subsidiary of the Company and the borrower under the notes payable, related parties, to make the required payments of interest which were due on December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019 and March 31, 2020 (collectively, the “Defaults”). As a result of the Defaults, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights. The Company has not made the mandatory prepayments of principal to HealthTronics, Inc. on the notes payable, related parties as amended from proceeds received through the issuance or sale of any equity securities in cash through March 31, 2020.

The notes payable, related parties had an aggregate outstanding principal balance of $5,372,743 at March 31, 2020 and December 31, 2019.

Accrued interest, related parties currently payable totaled $2,042,541 at March 31, 2020 and $1,859,977 at December 31, 2019. Interest expense on notes payable, related parties totaled $182,564 and $219,687 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, we are in default under the notes, as amended, and as a result HealthTronics, Inc. could, among other rights and remedies, exercise its rights under its first priority security interest in our assets. We are in negotiations with HealthTronics, Inc. to address the event of default.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

9.
Preferred Stock

On February 6, 2020, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors for the sale by the Company in a private placement of an aggregate of 90 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share at a stated value equal to $25,000 per share (the “Series C Preferred Stock”), for an aggregate total purchase price of $2,250,000.

Subject to the terms of the Certificate of Designation, each share of Series C Preferred Stock is convertible into shares of Common Stock of the Company at a rate equal to the stated value of such share of Series C Preferred Stock of $25,000, divided by the conversion price of $0.14 per share (subject to adjustment from time to time upon the occurrence of certain events as described in the Certificate of Designation). The Certificate of Designation became effective upon filing with the Secretary of State of the State of Nevada. If all outstanding shares of Series C Preferred Stock were converted into Common Stock at the original conversion rate, such shares would convert into an aggregate of 16,071,429 shares of Common Stock. On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock.

Notwithstanding the foregoing, the Series C Preferred Stock is not currently convertible into shares of Common Stock because the Company does not currently have sufficient authorized and unissued shares of its Common Stock to permit conversion in full of all issued and outstanding shares of Series C Preferred Stock. Accordingly, the Certificate of Designation provides that the Series C Preferred Stock is only convertible into Common Stock once the Company amends its Articles of Incorporation to increase its authorized and unissued Common Stock to an amount sufficient to permit such conversion of the Series C Preferred Stock. Each investor has agreed in the Purchase Agreement that such investor will, within five business days following such amendment to the Articles of Incorporation, convert all of such investor’s shares of Series C Preferred Stock into shares of Common Stock.

The Certificate of Designation provides that if the Company has not obtained the approval of its shareholders to amend the Company’s Articles of Incorporation to increase the authorized shares of Common Stock sufficient to permit such conversion, or if such amendment has not otherwise been filed with the Nevada Secretary of State on or before December 31, 2020 (either such event, an “Authorization Failure”), then the Company shall be required to redeem all outstanding shares of Series C Preferred Stock for a per-share redemption price, payable in cash in a single installment not later than thirty (30) days following the date of such Authorization Failure, equal to the greater of (a) two hundred percent (200%) of the stated value of such share, and (b)(i) the volume-weighted average sale price of a share of Common Stock reported on the trading market on which the Common Stock is then traded for the thirty (30) consecutive trading days immediately preceding the date of such Authorization Failure, multiplied by (ii) the number of shares of Common Stock such share of Series C Preferred Stock would otherwise be convertible into as of such date had such Authorization Failure not occurred. The closing of the private placement occurred on February 6, 2020 and the preferred stock was recorded in temporary equity on the related condensed consolidated balance sheet at fair value of $2,250,000. Ninety shares of the Series C Preferred Stock have been issued as of March 31, 2020.

10.
Equity transactions

Warrant Exercises

During the three months ended March 31, 2020, the Company issued 1,000,000 shares of Common Stock upon the exercise of 1,000,000 Class P Warrant to purchase shares of stock and an exercise price of $0.01 per share under the terms of the respective warrant agreement.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

10.
Equity transactions (continued)

Conversion of liabilities

During the three months ended March 31, 2020, the Company issued 1,820,461 shares of Common Stock upon the conversion of short term notes payable in the principal and accrued interest amount of $263,984 with the receipt of notices of Class L warrant exercises, all pursuant to the terms of the short term notes payable.

Conversion of advances from related parties

During the three months ended March 31, 2020, the Company issued 62,811 shares of Common Stock upon the conversion of advances from related parties in the amount of $2,098 with the receipt of notice of Series A Warrant exercise to purchase shares of stock under the terms of the respective warrant agreement.

Consulting Agreement

In January 2020, the Company entered into a six month consulting agreement for which the fee for the services was to be paid with Common Stock. The number of shares to be paid with Common Stock was 1,000,000 earned upon signing and an additional 1,000,000 upon agreement by both consultant and the Company no later than May 1, 2020. The Company issued 1,000,000 shares in March 2020. The fair value of the shares of $200,000 was recorded as a non-cash general and administrative expense during the period ended March 31, 2020. Subsequent to March 31, 2020, the remaining 1,000,000 shares were issued to the consultant.

11.
Warrants

A summary of the warrant activity during the three months ended March 31, 2020 is presented as follows:

	Outstanding				Outstanding
	as of				as of
	December 31,				March 31,
Warrant class	2019	Issued	Exercised	Expired	2020

Class K Warrants	7,200,000	-	-	-	7,200,000
Class O Warrants	909,091	-	-	-	909,091
Class P Warrants	1,365,000	-	(1,000,000)	(100,000)	265,000
	9,474,091	-	(1,000,000)	(100,000)	8,374,091

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise	Expiration
	price/share	date

Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class O Warrants	$0.11	January 2022
Class P Warrants	$0.20	June 2024

The Company has 616,667 Class L Warrants that have been exercised but the common stock has not yet been issued. The cash for these issuable shares was previously received and recorded in Advances from related parties and Short term notes payable.

The estimated fair value of the Class K Warrants at the date of grant was $36,989 and recorded as debt discount, which is accreted to interest expense through the maturity date of the related notes payable, related parties.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

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

12.
Commitments and contingencies

Operating Leases

The Company is a party to certain operating leases. The Company has entered into a lease agreement, as amended, for office space for office, research and development, quality control, production and warehouse space which expires on December 31, 2021. Under the terms of the lease, the Company pays monthly rent of $14,651, subject to a 3% adjustment on an annual basis.

For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date (except we used the practical expedients and recorded the outstanding operating lease at January 1, 2019) based on the present value of lease payments over the lease term. As the Company’s lease did not provide an implicit interest rate, the Company used the equivalent borrowing rate for a secured financing with the term of that equal to the remaining life of the lease at inception. The lease terms used to calculate the ROU asset and related lease liability did not include options to extend or termination of the lease; there are none and there is no reasonable certainty that the Company would extend the lease at expiration. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as separate lease components. Non-leasing components are not included in the ROU asset.

Right of use assets and Lease liability – right of use consist of the following:

March 31,
2020

Right of use assets	$283,456

March 31,
2020

Lease liability - right of use
Current portion	$176,397
Long term portion	139,333
$315,730

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

12.
Commitments and contingencies (continued)

As of March 31, 2020, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2020 (remainder)	$144,377
2021	197,462
Total lease payments	341,839
Less: Present value adjustment	(26,109)
Lease liability - right of use	$315,730

As of March 31, 2020, the Company’s operating lease had a weighted average remaining lease term of 1.75 years and a weighted average discount rate of 7%.

Rent expense for the three months ended March 31, 2020 and 2019 was $52,330 and $52,838, respectively.

Financing Lease

For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The present value of the lease payment exceeds 90% of the sales price of the equipment, therefore this lease will be considered a financing lease is included in Property and equipment, net on our Condensed Consolidated Balance Sheets. Lease expense will be recognized as payment of financing lease, depreciation expense and interest expense.

Right of use assets and Lease liability – right of use consist of the following:

March 31,
2020

Right of use assets	$504,352

March 31,
2020

Lease liability - right of use
Current portion	$159,789
Long term portion	332,641
$492,430

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

12.
Commitments and contingencies (continued)

As of March 31, 2020, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2020 (remainder)	$159,490
2021	212,652
2022	177,852
2023	12,903
Total	$562,897

As of March 31, 2020, the Company’s financing leases had a weighted average remaining lease term of 2.65 years based on annualized base payments expiring through 2022 and a weighted average discount rate of 13.2%.

As of March 31, 2020, the Company did not have additional operating or financing leases that have yet commenced.

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

13.
Revenue

The Company accounts for revenue in accordance with ASC 606, which we adopted beginning January 1, 2018, using the modified retrospective method. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

13.
Revenue (continued)

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

Procedure revenue from the dermaPACE System is not material to the condensed consolidated financial statements as of March 31, 2020.

Licensing transactions

Licensing transactions include distribution licenses and intellectual property licenses. Licensing revenue is recognized as the Company satisfies its performance obligations, which may vary with the terms of the licensing agreement.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

13.
Revenue (continued)

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

Disaggregation of Revenue

The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the three months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020
	United States	International	Total

Product	$33,655	$40,904	$74,559
License fees	-	10,000	10,000
Other Revenue	541	63,492	64,033
	$34,196	$114,396	$148,592

Three months ended March 31, 2019
United States	International	Total

$17,678	$46,887	$64,565
6,250	100,000	106,250
-	7,148	7,148
$23,928	$154,035	$177,963

Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. Two distributors accounted for 66% and 9% of revenues for the three months ended March 31, 2020 and 10% and 0% of accounts receivable at March 31, 2020. Three distributors accounted for 58%, 11% and 10% of revenues for the three months ended March 31, 2019 and 39%, 5% and 0% of accounts receivable at March 31, 2019.

14.
Related party transactions

During the three months ended March 31, 2020 and 2019, the Company recorded $13,105 and $17,678, respectively, in revenue from an entity owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. Contract liabilities includes a balance at March 31, 2020 and 2019, of $104,048 and $138,887, respectively from this related party.

15.
Stock-based compensation

During the three months ended March 31, 2020, the Company granted to employees options to purchase 100,000 shares of common stock under a previously issued incentive plan. The options have an exercise price of $0.26 per share for an aggregate grant date value of approximately $21,900. The options vested upon issuance and have a term of ten years.

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at March 31, 2020 and December 31, 2019, respectively. The aggregate intrinsic value for all vested and exercisable options was $1,565,916 and $2,085,866 at March 31, 2020 and December 31, 2019, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 6.4 and 6.6 years as of March 31, 2019 and December 31, 2019, respectively.

 SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020

16.
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

	March 31,	March 31,
	2020	2019

Stock options	34,403,385	31,703,385
Warrants	8,374,091	98,728,335
Short term notes payable	2,250,000	-
Preferred stock conversion	16,071,429	-
Convertible promissory notes	-	25,058,432
Anti-dilutive equity securities	61,098,905	155,490,152

17.
Subsequent events

                              The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2019 included in our Annual Report on Form 10-K, filed with the SEC on March 30, 2020 (the “2019 Annual Report”).

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic has not had a material adverse financial impact on the Company’s operations to date, the pandemic has resulted in the decreased demand for a broad variety of products, including from our customers, and will also disrupt supply channels and marketing activities for an unknown period of time until the disease is contained. Future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is difficult at this time to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in future periods due to numerous uncertainties. The Company is closely monitoring the impact of the pandemic on all aspects of its business and operations. We have applied for disaster relief loans through the SBA to help minimize the impact on our business.

We were formed as a Nevada corporation in 2004. We maintain a public internet site at www.sanuwave.com. The information on our websites is not part of this Form 10-Q.

Recent Clinical Highlights and Updates

A dosage study has been developed for launch in Poland to optimize dermaPACE system treatment dosage for producing a more rapid reduction in size of a diabetic foot ulcer (“DFU”).  The focus will be on increasing the number of shock waves delivered per treatment, as a function of DFUs area.  To determine the dosage necessary, three new distinctive regimens will be assessed during the study.  This study started in April 2019 and is expected to be finalized in the fourth quarter of 2020, depending on availability of patients due to the COVID-19 pandemic.

A post-market pilot study to evaluate the effects of high energy acoustic shock wave therapy on local skin perfusion and healing of DFUs will be conducted at two sites: one in New Jersey and one in California. The intent of this trial is to quantify the level of increased perfusion and oxygenation during and after treatment with the dermaPACE system. This study started in April 2019 and is expected to be finalized in the fourth quarter of 2020, depending on availability of patients due to the COVID-19 pandemic.

Financial Overview

Since our inception, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $3,001,148 and $10,429,839 for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. These factors, and the events of default on the notes payable to HealthTronics, Inc. and our short term notes payable, create substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing will provide the necessary funding for us to continue as a going concern for the next year. See “Liquidity and Capital Resources” for further information regarding our financial condition.

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our 2019 Annual Report.

On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. This legislation was enacted before the date of filing this Form 10-Q and the effective date is subsequent to March 25, 2020. We are currently evaluating the impact on our financial statements and have not yet quantified what material impacts to the financial statements, if any, that may result from the CARES Act.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements filed with our 2019 Annual Report. For a description of recent accounting policies and the impact on our financial statements, refer to Note 3 in the condensed consolidated financial statements in this 10-Q filing.

Results of Operations for the Three Months ended March 31, 2020 and 2019

Revenues and Cost of Revenues

Revenues for the three months ended March 31, 2020 were $148,592, compared to $177,963 for the same period in 2019, a decrease of $29,371, or 17%. Revenue resulted primarily from sales in Europe of our orthoPACE devices, related applicators and spare parts for refurbishment services performed by our Italian distributor. The decrease in revenue for 2020 is primarily due to lower upfront international distribution fees, as compared to the prior year. This is partially offset by higher sales of spare parts for refurbishment of applicators.

Cost of revenues for the three months ended March 31, 2020 were $88,877 compared to $93,853 for the same period in 2019. Gross profit as a percentage of revenues was 40% for the three months ended March 31, 2020, compared to 47% for the same period in 2019. The decrease in gross profit as a percentage of revenues in 2020 was primarily due to the cost of building new and refurbished dermaPACE applicators in the United States as a result of placements and lower high margin distribution fees.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 were $286,754, compared to $261,002 for the same period in 2019, an increase of $25,752, or 10%. The increase in research and development expenses in 2020, as compared to 2019, was due to higher salary and related costs as a result of hiring temporary employee and costs of Poland clinical trial started in April 2019.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2020 were $607,850, compared to $158,083 for the same period in 2019, an increase of $449,767, or 285%. The increase in selling and marketing expenses in 2020, as compared to 2019, was due to an increase in hiring of clinical account managers and salespeople, increased travel expenses for placement and training related to the commercialization of dermaPACE and increased commissions.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2020 were $1,907,917, as compared to $1,517,101 for the same period in 2019, an increase of $390,816, or 26%. The increase in general and administrative expenses in 2020, as compared to 2019, was due to engagement of specialists to assist with distribution partner searches, increase in legal and consulting fees related to merger and acquisition opportunities and increased director and officer insurance which was partially offset by lower investor relations costs and lower travel costs.

Depreciation

Depreciation for the three months ended March 31, 2020 was $53,023, compared to $8,357 for the same period in 2019, an increase of $44,666 or 534%. The increase was due to the higher depreciation related to increase in fixed assets and leased dermaPACE devices.

Other Income (Expense)

Other income (expense) was a net expense of $205,319 for the three months ended March 31, 2020 as compared to a net expense of $336,885 for the same period in 2019, a decrease of $131,566, or 39%. The decrease was primarily due to decreased interest expense. This is partially offset by a non-cash gain for valuation adjustment on outstanding warrants of $0, as compared to $32,359 for the same period in 2019.

Net Loss

Net loss for the three months ended March 31, 2020 was $3,001,148, or ($0.01) per basic and diluted share, compared to a net loss of $ 2,197,317, or ($0.01) per basic and diluted share, for the same period in 2019, a decrease in the net loss of $803,830, or 37%.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $3,001,148 and $10,429,839 for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. These factors and the events of default on the notes payable to HealthTronics, Inc. and the Company’s short term notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities.

The continuation of our business is dependent upon raising additional capital to fund operations. Management expects the cash used in operations for the Company will be approximately $225,000 to $300,000 per month for the first half of 2020 and $300,000 to $375,000 per month for the second half of 2020 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of next generation of our technology as well as non-medical uses of our technology. Management’s plans are to obtain additional capital in 2020 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock. As of March 31, 2020, there are 90 shares issued and outstanding.

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

For the three months ended March 31, 2020 and 2019, net cash used by operating activities was $2,645,479 and $1,285,551, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the three months ended March 31, 2020, as compared to the same period for 2019, of $1,359,928, or 106%, was primarily due to an increase in accounts receivable of $111,374, an increase in prepaid expenses of $104,114, a decrease in accounts payable of $323,041, an increase of accrued employee compensation and accrued expenses of $354,032 and increase in interest payable, related parties of $182,564. Net cash used by investing activities in 2020 was $4,855 as compared to net cash used by investing activities in 2019 of $22,054. The decrease in cash used by investing activities is due decrease purchasing of property and equipment. Net cash provided by financing activities for the three months ended March 31, 2020 was $2,231,945, which primarily consisted of $2,250,000 of proceeds from issuance of Series C Convertible Preferred Shares, $10,000 of proceeds from exercise of warrants net of $28,055 of principal payments on finance leases. Net cash provided by financing activities for the three months ended March 31, 2019 was $1,044,400, which primarily consisted of $965,000 of proceeds from short term note, $53,200 of proceeds from exercise of warrants and $26,200 of proceeds from advances from related parties. Cash and cash equivalents decreased by $413,564 for the three months ended March 31, 2020.

Segment and Geographic Information

We have determined that we have one operating segment. Our revenues are generated from sales in United States, Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States and all significant assets are located in the United States.

Contractual Obligations

Our major outstanding contractual obligations relate to our operating lease for our facility, purchase and supplier obligations for product component materials and equipment, and our notes payable, related parties. We have disclosed these obligations in our 2019 Annual Report.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2020. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

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

 Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

We previously reported three material weaknesses in our internal control over financial reporting process resulting from a lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements, a lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for equity components of service agreements with select vendors and cybersecurity breaches from email spoofing. As a result, management concluded that our internal control over reporting was not effective as of March 31, 2020.

Management’s Plan to Remediate Material Weaknesses

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
3.1
Certificate of Designation of Preferences, Rights and Limitations of Series C ConvertiblePreferred Stock of the Company dated January 31, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on February 6, 2020).

10.1
Series C Preferred Stock Purchase Agreement, by and among the Company and the accredited investors party thereto, dated February 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on February 6, 2020).

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

SANUWAVE HEALTH, INC.

Date: May 15, 2020	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Director	May 15, 2020
Name: Kevin A. Richardson, II	(principal executive officer)

By: /s/ Lisa E. Sundstrom	Chief Financial Officer	May 15, 2020
Name: Lisa E. Sundstrom	(principal financial and accounting officer)