Form 10-Q
period 2020-06-30
SANUWAVE Health, Inc.
filed 2020-08-14
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

 As of August 13, 2020, there were issued and outstanding 326,619,428 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

                This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: any expected benefits of the Celularity Inc. asset acquisition and its impact on the Company; the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes, including the execution of clinical trials;the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for dermaPACE and our product candidates;success of future business development and acquisition activities;management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products;the successful filing with the Secretary of State of Nevada of amendments to our Articles of Incorporation to effect the changes approved by our stockholders at our 2020 Annual Meeting;our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could affect the level of demand for our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,”“will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS
                                                                                                                                                    SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$430,606	$1,760,455
Accounts receivable, net of allowance for doubtful accounts
of $255,503 in 2020 and $72,376 in 2019	110,501	75,543
Inventory	651,344	542,955
Prepaid expenses and other current assets	227,086	125,405
TOTAL CURRENT ASSETS	1,419,537	2,504,358

PROPERTY AND EQUIPMENT, net	591,064	512,042

RIGHT OF USE ASSETS, net	243,251	323,661

DEPOSITS	1,110,000	-

OTHER ASSETS	43,096	41,931
TOTAL ASSETS	$3,406,948	$3,381,992
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,799,630	$1,439,413
Accrued expenses	1,221,214	1,111,109
Accrued employee compensation	2,010,610	1,452,910
Contract liabilities	551,755	66,577
Operating lease liability	179,524	173,270
Finance lease liability	181,371	121,634
Convertible promissory notes, net	705,980	-
SBA Loans	142,514	-
Line of credit, related parties	222,164	212,388
Short term notes payable	210,000	587,233
Advances from related parties	-	18,098
Notes payable, related parties, net	5,372,743	5,372,743
Accrued interest, related parties	2,229,713	1,859,977
TOTAL CURRENT LIABILITIES	14,827,218	12,415,352

NON-CURRENT LIABILITIES
Contract liabilities	53,782	573,224
SBA loans	471,821	-
Operating lease liability	92,889	185,777
Finance lease liability	333,771	271,240
TOTAL NON-CURRENT LIABILITIES	952,263	1,030,241
TOTAL LIABILITIES	15,779,481	13,445,593

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK, SERIES C CONVERTIBLE, par value $0.001,
90 designated; 90 shares issued and outstanding in 2020	2,250,000	-

REDEEMABLE PREFERRED STOCK, SERIES D CONVERTIBLE, par value $0.001,
8 designated; 8 shares issued and outstanding in 2020	200,000	-

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000
shares authorized; 6,175 and 293 shares designated Series A and	-	-
Series B, respectively

COMMON STOCK, par value $0.001, 600,000,000 shares authorized (See Note 18);
302,119,428 and 293,780,400 issued and outstanding in 2020 and
2019, respectively	302,119	293,781

ADDITIONAL PAID-IN CAPITAL	117,326,629	115,457,808

ACCUMULATED DEFICIT	(132,387,124)	(125,752,956)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(64,157)	(62,234)
TOTAL STOCKHOLDERS' DEFICIT	(14,822,533)	(10,063,601)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' DEFICIT	$3,406,948	$3,381,992

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

REVENUES
Product	$69,341	$220,667	$143,900	$285,232
License fees	-	66,808	10,000	173,058
Other revenue	13,960	29,501	77,993	36,649
TOTAL REVENUES	83,301	316,976	231,893	494,939

COST OF REVENUES
Product	24,825	178,458	103,740	243,570
Other	1,522	7,423	11,484	36,164
TOTAL COST OF REVENUES	26,347	185,881	115,224	279,734

GROSS MARGIN	56,954	131,095	116,669	215,205

OPERATING EXPENSES
Research and development	264,907	307,273	551,661	567,922
Selling and marketing	433,151	407,477	1,041,001	565,559
General and administrative	2,566,793	1,426,405	4,474,710	2,943,860
Depreciation	64,766	9,455	117,789	17,812
TOTAL OPERATING EXPENSES	3,329,617	2,150,610	6,185,161	4,095,153

OPERATING LOSS	(3,272,663)	(2,019,515)	(6,068,492)	(3,879,948)

OTHER INCOME (EXPENSE)
Gain on warrant valuation adjustment	-	195,310	-	227,669
Interest expense	(168,941)	(790,178)	(187,673)	(938,439)
Interest expense, related party	(187,172)	(112,984)	(369,736)	(332,671)
Loss on foreign currency exchange	(4,244)	(7,064)	(8,267)	(8,359)
TOTAL OTHER INCOME (EXPENSE), NET	(360,357)	(714,916)	(565,676)	(1,051,800)

NET LOSS	(3,633,020)	(2,734,431)	(6,634,168)	(4,931,748)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(6,551)	1,489	(1,923)	(909)
TOTAL COMPREHENSIVE LOSS	$(3,639,571)	$(2,732,942)	$(6,636,091)	$(4,932,657)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares outstanding - basic and diluted	299,497,960	174,730,747	297,856,870	165,921,811

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of Janaury 1, 2019	-	$-	155,665,138	$155,665	$101,153,882	$(116,602,778)	$(62,868)	$(15,356,099)
Net loss	-	-	-	-	-	(2,197,317)	-	(2,197,317)
Cashless warrant exercises	-	-	704,108	704	(704)	-	-	-
Proceeds from warrant exercise	-	-	620,000	620	52,580	-	-	53,200
Conversion of short term notes and convertible notes payable	-	-	3,333,334	3,334	263,333	-	-	266,667
Reclassification of warrant liability to equity due to adoption of ASU 2017-11	-	-	-	-	262,339	1,279,661	-	1,542,000
Foreign currency translation adjustment	-	-	-	-	-	-	(2,398)	(2,398)

Balances as of March 31, 2019	-	$-	160,322,580	$160,323	$101,731,430	$(117,520,434)	$(65,266)	$(15,693,947)
Net loss	-	-	-	-	-	(2,734,431)	-	(2,734,431)
Cashless warrant exercises	-	-	2,997,375	2,997	13,003	-	-	16,000
Proceeds from warrant exercise	-	-	17,051,769	17,052	1,333,005	-	-	1,350,057
Other warrant exercise	-	-	5,804,167	5,804	451,697			457,501
Conversion of short term notes and convertible notes payable	-	-	2,475,000	2,475	177,525	-	-	180,000
Stock-based compensation	-	-	-	-	31,758	-	-	31,758
Warrants issued for consulting services	-	-	-	-	36,067	-	-	36,067
Foreign currency translation adjustment	-	-	-	-	-	-	1,489	1,489

Balances as of June 30, 2019	-	$-	188,650,891	$188,651	$103,774,485	$(120,254,865)	$(63,777)	$(16,355,506)

Balances as of Janaury 1, 2020	-	$-	293,780,400	$293,781	$115,457,808	$(125,752,956)	$(62,234)	$(10,063,601)
Net loss	-	-	-	-	-	(3,001,148)	-	(3,001,148)
Proceeds from warrant exercise	-	-	1,000,000	1,000	9,000	-	-	10,000
Shares issued for services	-	-	1,000,000	1,000	199,000	-	-	200,000
Stock-based compensation	-	-	-	-	21,900	-	-	21,900
Conversion of short term notes	-	-	1,820,461	1,820	262,164	-	-	263,984
Conversion of advances from related parties	-	-	62,811	63	2,035	-	-	2,098
Foreign currency translation adjustment	-	-	-	-	-	-	4,826	4,826

Balances as of March 31, 2020	-	$-	297,663,672	$297,664	$115,951,907	$(128,754,104)	$(57,408)	$(12,561,941)
Net loss	-	-	-	-	-	(3,633,020)	-	(3,633,020)
Proceeds from PIPE	-	-	1,071,428	1,071	148,929	-	-	150,000
Proceeds from stock option exercise	-	-	225,000	225	44,025	-	-	44,250
Beneficial conversion feature on convertible debt	-	-	-	-	560,682	-	-	560,682
Shares issued for services	-	-	2,200,000	2,200	515,300	-	-	517,500
Conversion of short term notes	-	-	759,328	759	89,986	-	-	90,745
Conversion of advances from related parties	-	-	200,000	200	15,800	-	-	16,000
Foreign currency translation adjustment	-	-	-	-	-	-	(6,749)	(6,749)

Balances as of June 30, 2020	-	$-	302,119,428	$302,119	$117,326,629	$(132,387,124)	$(64,157)	$(14,822,533)

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,634,168)	$(4,931,748)
Adjustments to reconcile net loss
to net cash used by operating activities
Depreciation	117,789	17,812
Bad debt expense	183,127	25,248
Share-based payment	739,400	67,825
Amortization of debt issuance costs	69,862	-
Accrued interest	84,072	936,658
Interest payable, related parties	369,736	332,671
Amortization of operating leases	(6,224)	(3,471)
Waived proceeds from warrant exercise	-	16,000
Gain on warrant valuation adjustment	-	(227,669)
Changes in operating assets and liabilities
Accounts receivable - trade	(218,085)	34,485
Inventory	(108,389)	(66,112)
Prepaid expenses	(101,681)	(126,505)
Due from related parties	-	1,228
Other assets	(1,165)	(7,070)
Operating leases	-	44,623
Accounts payable	360,217	(135,916)
Accrued expenses	110,105	106,178
Accrued employee compensation	557,700	525,487
Contract liabilties	(34,264)	3,642
NET CASH USED BY OPERATING ACTIVITIES	(4,511,968)	(3,386,634)

CASH FLOWS FROM INVESTING ACTIVITIES
	(1,110,000)	-
Purchases of property and equipment	(4,855)	(25,839)
NET CASH USED BY INVESTING ACTIVITIES	(1,114,855)	(25,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock	2,450,000	-
Proceeds from convertible promissory note	1,100,000	-
Proceeds from SBA loan	614,335	-
Proceeds from PIPE offering	150,000	-
Proceeds from stock option exercise	44,250	-
Proceeds from short term note	-	1,215,000
Proceeds from warrant exercise	10,000	1,403,257
Advances from related parties	-	585,022
Payments of principal on finance leases	(69,688)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,298,897	3,203,279

EFFECT OF EXCHANGE RATES ON CASH	(1,923)	(909)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,329,849)	(210,103)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,760,455	364,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$430,606	$154,446

NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of short term notes payable to equity	$354,729	$724,168

Conversion of advances from related parties to equity	$18,098	$180,000

Additions to right of use assets from new finance lease liabilities	$127,611	$-

Beneficial conversion feature on convertible debt	$560,682	$-

Reclassification of warrant liability to equity	$-	$262,339

  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The primary impact of the COVID-19 pandemic has been seen in our dermaPACE System placements in the United States as our treatment is not widely recognized as an “essential” service. In addition, stay-at-home policies deployed to combat the spread of COVID-19 has greatly constrained visits to wound care centers, doctor’s offices and hospitals since late March 2020 and continuing as of this filing and have therefore delayed placements of new devices that were included in our revenue forecast. The future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is difficult at this time to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in future periods due to numerous uncertainties. The Company is closely monitoring the impact of the pandemic on all aspects of its business and operations.

On August 6, 2020 the Company entered into an asset purchase agreement with Celularity Inc.(“Celularity”) pursuant to which the Company acquired Celularity’s UltraMIST assets, as more fully described in Note 18 to the Company’s condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The financial information as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020.

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

2. Going Concern

The Company does not currently generate significant recurring revenue and will require additional capital during 2020. As of June 30, 2020, the Company had cash and cash equivalents of $430,606. For the six months ended June 30, 2020, the net cash used by operating activities was $4,511,968. The Company incurred a net loss of $6,634,168 for the six months ended June 30, 2020. The operating losses and the events of default on the Company’s short term notes payable (see Note 6) and the notes payable, related parties (see Note 9) raised substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this report. Management is currently evaluating the impact on cash flows of the Company’s acquisition of certain assets of Celularity Inc., as more fully described in Note 18.

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
June 30, 2020

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

Estimates – These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of condensed consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These condensed consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimate of the net realizable value of inventory, the determination of the valuation allowances for deferred taxes, and the estimated fair value of stock-based compensation, debt discounts and warrants.

Inventory - Inventory consists of finished medical equipment and parts and is stated at the lower of cost, which is valued using the first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete. As of June 30, 2020, inventory consists of goods of $367,988 and parts of $283,356 for a total inventory of $651,344. As of December 31, 2019, inventory consisted of goods of $357,264 and parts of $185,691 for a total inventory of $542,955.

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

4.
Accrued expenses

Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019

Accrued board of director's fees	$416,667	$400,000
Accrued legal and professional fees	200,000	134,970
Accrued executive severance	313,000	154,000
Accrued travel	120,000	120,000
Accrued outside services	106,233	108,033
Accrued inventory	50,275	167,050
Accrued clinical study expenses	13,650	13,650
Accrued other	1,389	13,406
	$1,221,214	$1,111,109

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

5.
Contract liabilities

As of June 30, 2020, the Company has contract assets and liabilities from contracts with customers (see Note 14).

Contract liabilities consist of the following:

	June 30, 2020	December 31, 2019

Service agreement	$91,746	$133,510
License fees	500,000	500,000
Other	13,791	6,291
Total Contract liabilities	605,537	639,801
Non-Current	(551,755)	(573,224)
Total Current	$53,782	$66,577

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability (deferred revenue) until the performance obligations are satisfied. Of the aggregate contract liability balances as of June 30, 2020, the Company expects to satisfy its remaining performance obligations associated with $551,755 and $53,782 of contract liability balances within the next twelve months and following thirty-two months, respectively. Of the aggregate contract liability balances as of December 31, 2019, the Company expects to satisfy its remaining performance obligations associated with $66,577 and $573,224 of contract liability balances within the next twelve months and following thirty-eight months, respectively.

6.
Short term notes payable

During the six months ended June 30, 2020, the Company converted $354,729 of the short-term notes payable into 2,579,789 shares of Company common stock, $0.001 par value (the “Common Stock”).

7.
Convertible promissory note

On June 5, 2020, the Company entered into a Securities Purchase Agreement with investor LGH Investments LLC (the “Investor”) for (i) a Promissory Note (the “Convertible Promissory Note”) in the original principal amount of $1,210,000, convertible into shares of Common Stock, (ii) warrants entitling the Investor to acquire 1,000,000 shares of Common Stock (the “Warrants”) and (iii) 200,000 restricted common shares in the Company as an inducement grant (the “Inducement Shares”). Such note contained certain default provisoins, as defined.  As part of the Securities Purchase Agreement, the Company established a reserve of shares of its authorized but unissued and unreserved Common Stock in the amount of 11,000,000 shares for purposes of exercise of the Warrant or conversion of the Convertible Promissory Note.

                            The Convertible Promissory Note matures on February 5, 2021 and includes a one-time interest charge of 8% to be applied on the issuance date to the original principal amount. The Investor can convert the Convertible                     Promissory Note and interest at any time prior to maturity to the number of shares of Common Stock, equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.25. The                         Warrants have an exercise price of $0.35 per share and have a term of five years. The exercise price and number of shares subject to purchase under the Warrants are subject to full-ratchet adjustment upon the occurrence o certain                 dilutive issuances as set forth in the Warrants. With respect to the Inducement Shares, in the event the Company’s share price has declined on the date on which the Investor seeks to have the restricted legend removed on such                     shares, the Company agrees to issue the Investor additional shares such that the aggregate value of the Inducement Shares equals the aggregate value of the Inducement Shares as of June 5, 2020. As of the date of filing the                             Inducement Shares have not yet been issued.

The Company recorded a debt discount and original issuance discount aggregating $670,682 to be amortized over the life of the Convertible Promissory Note.

The Convertible Promissory Note had an aggregate outstanding principal balance of $705,980, net of $600,820 beneficial conversion feature, warrant discount and original issuance discount costs at June 30, 2020.  As of the date of this report, the note was repaid in full (See Note 18).

Interest expense on the Convertible Promissory Note totaled $166,663 for the six months ended June 30, 2020.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

8.
SBA Loans

                              On May 28, 2020, the Company received proceeds from a loan in the approximate amount of $460,000 (the “PPP Loan”) from Truist Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) under the                         Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”). The PPP Loan matures on May 28, 2022 and bears interest at a rate of 1% per annum. Commencing December 12, 2020, the                         Company is required to pay the lender equal monthly payments of principal and interest. The PPP Loan is evidenced by a promissory note dated May 28, 2020 (the “Note”), which contains customary events of default relating to,                 among other things, payment defaults and breaches of representations, warranties and covenants. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. The ultimate forgiveness of the PPP Loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.

Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the third quarter of 2020, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the PPP Loan.

As of June 30, 2020, $132,514 is classified as current and $321,821 as non-current.

On June 10, 2020, the Company secured a loan offered by the U.S. Small Business Administration (SBA) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of COVID-19 pandemic on the Company’s business. The principal amount of this loan of $150,000. Interest accrues at the rate of 3.75% per annum. Installment payments, including principal and interest, are due monthly beginning June 10, 2021. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDL is secured by a security interest on all of the Company’s assets (See Note 9).

As of June 30, 2020, $150,000 is classified as non-current.

9.
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

The Company is a party to a security agreement with HealthTronics, Inc. to provide a first security interest in the assets of the Company. During any period when an Event of Default occurs, the applicable interest rate shall increase by 2% per annum. An Event of Default under the notes payable, related parties occurred on December 31, 2016 (“Default”). As a result of the Default, the notes payable, related parties have been accruing interest at the rate of 10% per annum since January 2, 2017 and continue to accrue interest at such rate. The Company will be required to make mandatory prepayments of principal on the notes payable, related parties equal to 20% of the proceeds received by the Company through the issuance or sale of any equity securities in cash or through the licensing of the Company’s patents or other intellectual property rights. For the three months ended June 30, 2020, additional mandatory prepayments of principal and interest on the notes payable, related parties were due on June 30, 2020. The Company has not made the mandatory prepayments of principal to HealthTronics, Inc. on the notes payable, related parties as amended from proceeds received through the issuance or sale of any equity securities in cash through June 30, 2020.

The notes payable, related parties had an aggregate outstanding principal balance of $5,372,743 at June 30, 2020 and December 31, 2019.

Accrued interest, related parties currently payable totaled $2,229,713 at June 30, 2020 and $1,859,977 at December 31, 2019. Interest expense on notes payable, related parties totaled $187,172 and $112,984 for the three months ended June 30, 2020 and 2019, respectively and $369,736 and $332,671 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, we are in default under the notes, as amended, and as a result HealthTronics, Inc. could, among other rights and remedies, exercise its rights under its first priority security interest in our assets.  The Company entered into a letter agreement with HealthTronics, Inc., pursuant to which the Company paid off all outstanding debt due and owed to HealthTronics (see Note 18).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

10.
Preferred Stock

On February 6, 2020, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with certain accredited investors for the sale by the Company in a private placement of an aggregate of 90 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share at a stated value equal to $25,000 per share (the “Series C Preferred Stock”), for an aggregate total purchase price of $2,250,000.

On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock. On May 14, 2020, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Purchase Agreement”) with certain accredited investors for the sale by the Company in a private placement of an aggregate of eight shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share at a stated value equal to $25,000 per share (the “Series D Preferred Stock”), for an aggregate total purchase price of $200,000. On May 14, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series D Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate eight shares of our preferred stock as Series D Convertible Preferred Stock.

Subject to the terms of the Certificates of Designation, each share of Series C Preferred Stock and Series D Preferred Stock is convertible into shares of Common Stock of the Company at a rate equal to the stated value of such share of Series C Preferred Stock and Series D Preferred Stock of $25,000, divided by the conversion price of $0.14 per share (subject to adjustment from time to time upon the occurrence of certain events as described in the Certificate of Designation). The Certificates of Designation became effective upon filing with the Secretary of State of the State of Nevada. If all outstanding shares of Series C Preferred Stock and Series D Preferred Stock were converted into Common Stock at the original conversion rate, such shares would convert into an aggregate of 17,500,000 shares of Common Stock.

Notwithstanding the foregoing, the Series C Preferred Stock and Series D Preferred Stock is not currently convertible into shares of Common Stock because the Company does not currently have sufficient authorized and unissued shares of its Common Stock to permit conversion in full of all issued and outstanding shares of Series C Preferred Stock and Series D Preferred Stock. Accordingly, the Certificate of Designation provides that the Series C Preferred Stock and Series D Preferred Stock is only convertible into Common Stock once the Company amends its Articles of Incorporation to increase its authorized and unissued Common Stock to an amount sufficient to permit such conversion of the Series C Preferred Stock and Series D Preferred Stock. Each investor has agreed in the Purchase Agreement that such investor will, within five business days following such amendment to the Articles of Incorporation, convert all of such investor’s shares of Series C Preferred Stock and Series D Preferred Stock into shares of Common Stock.

The Certificate of Designation provides that if the Company has not obtained the approval of its shareholders to amend the Company’s Articles of Incorporation to increase the authorized shares of Common Stock sufficient to permit such conversion, or if such amendment has not otherwise been filed with the Nevada Secretary of State on or before December 31, 2020 (either such event, an “Authorization Failure”), then the Company shall be required to redeem all outstanding shares of Series C Preferred Stock and Series D Preferred Stock for a per-share redemption price, payable in cash in a single installment not later than thirty (30) days following the date of such Authorization Failure, equal to the greater of (a) two hundred percent (200%) of the stated value of such share, and (b)(i) the volume-weighted average sale price of a share of Common Stock reported on the trading market on which the Common Stock is then traded for the thirty (30) consecutive trading days immediately preceding the date of such Authorization Failure, multiplied by (ii) the number of shares of Common Stock such share of Series C Preferred Stock and Series D Preferred Stock would otherwise be convertible into as of such date had such Authorization Failure not occurred. The closing of the private placements occurred on February 6, 2020 and May 14, 2020, respectively, and the preferred stock was recorded in temporary equity on the related condensed consolidated balance sheet at an aggregate value of $2,250,000 and $200,000 respectively. Ninety shares of the Series C Preferred Stock and eight shares of Series D Preferred Stock have been issued as of June 30, 2020. The Company has obtained the approval of its shareholders to amend the Company’s Articles of Incorporation to increase the authorized shares of Common Stock and effected such increase subsequent to June 30, 2020 (see Note 18).

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

11.
Equity transactions

Warrant Exercises

During the three and six months ended June 30, 2020, the Company issued 1,000,000 shares of Common Stock upon the exercise of 1,000,000 Class P Warrants to purchase shares of stock and an exercise price of $0.01 per share under the terms of the respective warrant agreement.

Conversion of liabilities

During the six months ended June 30, 2020, the Company issued 2,579,789 shares of Common Stock upon the conversion of short term notes payable in the principal and accrued interest amount of $354,729 with the receipt of notices of Class L warrant exercises, all pursuant to the terms of the short term notes payable.

Conversion of advances from related parties

During the six months ended June 30, 2020, the Company issued 262,811 shares of Common Stock upon the conversion of advances from related parties in the amount of $18,098 with the receipt of notice of Series A Warrant exercise to purchase shares of stock under the terms of the respective warrant agreement.

Consulting Agreement

In January 2020, the Company entered into a six month consulting agreement for which the fee for the services was to be paid with Common Stock. The number of shares to be paid with Common Stock was 1,000,000 earned upon signing and an additional 1,000,000 upon agreement by both consultant and the Company no later than May 1, 2020. The Company issued 1,000,000 shares in March 2020 and 1,000,000 shares in April 2020. The fair value of the shares of $380,000 was recorded as a non-cash general and administrative expense during the six months ended June 30, 2020.

The consulting agreement was extended to November 30, 2020 with an additional 2,000,000 Common Stock shares to be issued for services. The Company issued 1,000,000 shares to the consultant in June 2020. The fair value of the shares of $287,500 was recorded as a non-cash general and administrative expense during the six months ended June 30, 2020.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

11.
Equity transactions (continued)

PIPE Offering

On December 11, 2019, the Company entered into a Common Stock Purchase Agreement with certain investors for the sale by the Company in a private placement of an aggregate of up to 21,071,143 shares of its common stock at a purchase price of $0.14 per share.

During the six months ended June 30, 2020, the Company issued 1,071,428 shares of Common Stock in conjunction with this offering and received $150,000 in cash proceeds.

Stock Option Exercise

During the six months ended June 30, 2020, the Company issued 225,000 shares of Common Stock upon the exercise of stock options resulting in net proceeds of $44,250.

Litigation Settlement

During the six months ended June 30, 2020, the Company issued 200,000 shares of restricted Common Stock upon the settlement of outstanding litigation. The fair value of the shares of $50,000 was recorded as a non-cash general and administrative expense during the six months ended June 30, 2020.

12.
Warrants

A summary of the warrant activity during the six months ended June 30, 2020 is presented as follows:

Warrant class	Outstanding as of December 31, 2019	Issued	Exercised	Expired	Outstanding as of June 30, 2020

Class K Warrants	7,200,000	-	-	-	7,200,000
Class O Warrants	909,091	-	-	-	909,091
Class P Warrants	1,365,000	-	(1,000,000)	(100,000)	265,000
Common Stock Purchase Warrants	-	1,000,000	-	-	1,000,000
	9,474,091	1,000,000	(1,000,000)	(100,000)	9,374,091

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise price/share	Expiration date

Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class O Warrants	$0.11	January2022
Class P Warrants	$0.20	June 2024
Common Stock Purchase Warrants	$0.35	June 2025

The fair value of the Common Stock Purchase Warrants is estimated on the date of grant using the Black-Scholes option pricing model which approximates the binomial model using the following weighted average assumptions for the six months ended June 30, 2020:

June 30, 2020

Weighted average contractual terms in years	2.5
Weighted average risk free interest rate	0.47%
Weighted average volatility	107.12%

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

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

Right of use assets and Lease liability – right of use consist of the following:

June 30, 2020

Right of use assets	$243,251

June 30, 2020
Lease liability - right of use
Current portion	$173,270
Long term portion	99,142
$272,412

As of June 30, 2020, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2020 (remainder)	$97,041
2021	197,462
Total lease payments	294,503
Less: Present value adjustment	(22,090)
Lease liability - right of use	$272,413

As of June 30, 2020, the Company’s operating lease had a weighted average remaining lease term of 1.5 years and a weighted average discount rate of 7%.

Rent expense for the three months ended June 30, 2020 and 2019 was $52,346 and $54,698, respectively, and for the six months ended June 30, 2020 and 2019 was $117,876 and $107,536, respectively.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

13.
Commitments and contingencies (continued)

Right of use assets and Lease liability – right of use consist of the following:

June 30, 2020
Right of use assets	$515,551

June 30, 2020
Lease liability - right of use
Current portion	$181,371
Long term portion	333,771
$515,141

As of June 30, 2020, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2020 (remainder)	$117,297
2021	234,593
2022	199,793
2023	18,388
Total	$570,071

As of June 30, 2020, the Company’s financing leases had a weighted average remaining lease term of 2.44 years based on annualized base payments expiring through 2023 and a weighted average discount rate of 13.2%.

As of June 30, 2020, the Company did not have additional operating or financing leases that have yet commenced.

Litigation

From time to time, the Company is subject to various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts and intellectual property matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company believes that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

14.
Revenue

The Company accounts for revenue in accordance with ASC 606.

Disaggregation of Revenue

The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020			Three months ended June 30, 2019
	United States	International	Total	United States	International	Total

Product	$63,076	$6,265	$69,341	$120,488	$100,179	$220,667
License fees	-	-	-	6,250	60,558	66,808
Other Revenue	711	13,249	13,960	-	29,501	29,501
	$63,787	$19,514	$83,301	$126,738	$190,238	$316,976

	Six months ended June 30, 2020			Six months ended June 30, 2019
	United States	International	Total	United States	International	Total

Product	$96,730	$47,170	$143,900	$138,167	$147,065	$285,232
License fees	10,000	-	10,000	12,500	160,558	173,058
Other Revenue	1,252	76,741	77,993	-	36,649	36,649
	$107,982	$123,911	$231,893	$150,667	$344,272	$494,939

Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited. One distributor accounted for 86% of revenue for the six months ended June 30, 2020 and 72% of accounts receivable at June 30, 2020. Three distributors accounted for 72% of revenues for the six months ended June 30, 2019 and 49%, 0% and 25% of accounts receivable at June 30, 2019.

15.
Related party transactions

During the three and six months ended June 30, 2020 and 2019, the Company recorded $13,105 and $17,678, respectively, and $26,210 and $138,167 respectively, in revenue from an entity owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. Contract liabilities includes a balance at June 30, 2020 and 2019 of $90,943 and $102,899, respectively from this related party.

16.
Stock-based compensation

                             During the six months ended June 30, 2020, an employee exercised stock options to buy 175,000 shares at an exercise price of $0.21 per share and 50,000 shares at an exercise price of $0.15 per share of the Company’s                     common stock totaling 225,000 shares.

During the six months ended June 30, 2020, 10,000 stock options to purchase the Company’s common stock were forfeited due to termination.

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at June 30, 2020 and December 31, 2019, respectively. The aggregate intrinsic value for all vested and exercisable options was $3,034,841 and $2,085,866 at June 30, 2020 and December 31, 2019, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020

16.
Stock-based compensation (continued)

The weighted average remaining contractual term for outstanding exercisable stock options was 6.1 and 6.6 years as of June 30, 2020 and December 31, 2019, respectively.

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

	June 30, 2020	June 30, 2019

Stock options	34,168,385	32,183,385
Preferred stock conversion	17,500,000	-
Warrants	9,374,091	68,357,635
Convertible promissory notes	5,227,200	26,004,347
Short term notes payable	2,250,000	-
Anti-dilutive equity securities	68,519,676	126,545,367

18.
Subsequent events

On July 23, 2020, in connection with the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders approved, among other matters, the following;

●
An amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 355,000,000 to 605,000,000; and

●           To grant the board of directors the authority to effect a reverse split of the Company’s outstanding Common Stock at an exchange rate of between 1-for-10 and 1-for-50, with the exact ratio to be determined by the board of directors in its sole discretion.

On July 23, 2020, in connection with the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders approved, among other matters, the following;

●
An amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 355,000,000 to 605,000,000; and

●           To grant the board of directors the authority to effect a reverse split of the Company’s outstanding Common Stock at an exchange rate of between 1-for-10 and 1-for-50, with the exact ratio to be determined by the board of directors in its sole discretion.

The amendment to the Company’s Articles of Incorporation to effect the increase in the number of authorized shares of Common Stock was filed with the Secretary of State of Nevada on August 3, 2020. An amendment to the Company’s Articles of Incorporation to effect the reverse stock split have not yet been filed with the Secretary of State of Nevada.

On August 6, 2020, the Company entered into an asset purchase agreement with Celularity Inc. pursuant to which the Company acquired Celularity’s UltraMIST assets. The aggregate consideration paid for the assets was $24,000,000, which consisted of (i) a cash payment of $18,890,000, (ii) the issuance of a promissory note to Celularity in the principal amount of $4,000,000, and (iii) a credit of $1,110,000 for the previous payment made by the Company to Celularity pursuant to that certain letter of intent between the Company and Celularity dated June 7, 2020. The closing of the transaction occurred on August 6, 2020.

In connection with the asset purchase agreement, on August 6, 2020, the Company entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl®. The license agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the Field (as defined in the License Agreement) in the Territory (as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field in the Territory. The License Agreement has an initial five year term, after which it automatically renews for additional one year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term.

On August 6, 2020, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale by the Company in a private placement of an aggregate of 119,125,000 shares of Common Stock and accompanying Class E Warrants to purchase up to an additional 119,125,000 shares of Common Stock, at a purchase price of $0.20 per share and accompanying warrant. The warrants have an exercise price of $0.25 per share and a three year term. The closing of the private placement occurred on August 6, 2020. On August 13, 2020, 24,500,000 shares of Common Stock were issued for next cash proceeds of $4,900,000.

                            In connection with the Private Placement, H.C. Wainwright & Co., LLC, as exclusive placement agent for the Private Placement, received warrants to purchase up to 8,934,375 shares of Common Stock on the same terms                 as the Warrants, a cash fee and certain expenses.

On August 6, 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”), with the noteholder party thereto and NH Expansion Credit Fund Holdings LP, as agent. The NWPSA provides for (i) the sale and purchase of secured notes in an aggregate original principal amount of $15 million and (ii) the issuance of warrants equal to 2.0% of the fully-diluted Common Stock of the Company as of the issue date. The warrant has an exercise price of $0.01 per share and a 10 year term.

On August 6, 2020, the Company entered into a letter agreement (the “HealthTronics Agreement”) with HealthTronics, Inc. (“HealthTronics”), pursuant to which the Company paid off all outstanding debt due and owed to HealthTronics. Pursuant to the HealthTronics Agreement, as consideration for the extinguishment of the debt due and owed to HealthTronics, (i) the Company paid to HealthTronics an amount in cash equal to $4,000,000, (ii) HealthTronics exercised all of its outstanding Class K Warrants to purchase 7,200,000 shares of Common Stock, (iii) the Company issued to HealthTronics a convertible promissory note in the principal amount of $1,372,743, and (iv) the Company and HealthTronics entered into a Securities Purchase Agreement dated August 6, 2020 pursuant to which the Company issued to HealthTronics an aggregate of 8,275,235 shares of Common Stock and an accompanying warrant to purchase up to an additional 8,275,235 shares of Common Stock. The warrant has an exercise price of $0.25 per share and a three year term.

On August 6, 2020, the Company repaid all amounts owing to LGH Investments, LLC pursuant to that certain promissory note issued by the Company to LGH Investments, LLC dated June 5, 2020 in the original principal amount of $1,210,000 (the “LGH Note”). As a result, all obligations of the Company under the LGH Note have been terminated. The Warrants issued to LGH Investments, as more fully described in Note 7 to our condensed consolidated financial statements, contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of certain dilutive issuances of securities by the Company during the third quarter of 2020, the exercise price of the Warrants decreased to $0.20 per share and the number of shares subject to the Warrants increased to 1,750,000 shares as of September 30, 2020.

 On August 6, 2020, the Company terminated that certain line of credit agreement with A. Michael Stolarski, a member of the Company’s board of directors, dated December 29, 2017 and as amended November 12, 2018, in the amount of $1,000,000 (the “Stolarski Line of Credit”). As consideration for the termination of the Stolarski Line of Credit, the Company issued to A. Michael Stolarski a convertible promissory note in the principal amount of $223,511 (the “Stolarski Note”).

The Stolarski Note has a maturity date of August 6, 2021 and accrues interest at a rate equal to 12.0% per annum. In the event that the Stolarski Note has not been repaid prior to January 1, 2021, the holder may elect to convert the outstanding principal amount plus any accrued by unpaid interest thereon into shares of Common Stock at a conversion price of $0.10 per share.

The Company has evaluated its subsequent events from June 30, 2020 through the date these condensed consolidated financial statements were issued, and has determined that there are no additional subsequent events required to be disclosed.

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic has not had a material adverse financial impact on the Company’s operations to date, the pandemic has resulted in the decreased demand for a broad variety of products, including from our customers, and will also disrupt supply channels and marketing activities for an unknown period of time until the disease is contained. Future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is difficult at this time to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in future periods due to numerous uncertainties. The Company is closely monitoring the impact of the pandemic on all aspects of its business and operations. We have received funds for disaster relief loans through the SBA to help minimize the impact on our business.

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

Financial Overview

Since our inception, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $3,633,020 and $2,734,431 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $6,634,168 and $4,931,748 for the six months ended June 30, 2020 and the June 30, 2019, respectively. These factors, and the events of default on the notes payable to HealthTronics, Inc. and our short term notes payable, create substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing will provide the necessary funding for us to continue as a going concern for the next year. See “Liquidity and Capital Resources” for further information regarding our financial condition.

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

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (15 U.S.C. 636(a)(36)) (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits.

On May 29, 2020, the Company received the proceeds from a loan in the amount of approximately $460,000 (the “PPP Loan”) from Truist Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of under the CARES Act. The PPP Loan matures on May 28, 2022 and bears interest at a rate of 1% per annum. Commencing December 12, 2020, the Company is required to pay the lender equal monthly payments of principal and interest. The PPP Loan is evidenced by a promissory note dated May 28, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties and covenants. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the third quarter of 2020, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the PPP Loan.

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

Results of Operations for the Three Months ended June 30, 2020 and 2019

Revenues and Cost of Revenues

Revenues for the three months ended June 30, 2020 were $83,301, compared to $316,976 for the same period in 2019, a decrease of $233,675, or 74%. Revenue resulted primarily from sales in Europe of our orthoPACE devices, related applicators and spare parts for refurbishment services performed by our Italian distributor. The decrease in revenue for 2020 is primarily due to lower upfront international distribution fees, as compared to the prior year. This is partially offset by higher sales of spare parts for refurbishment of applicators.

Cost of revenues for the three months ended June 30, 2020 were $26,347 compared to $185,881 for the same period in 2019. Gross profit as a percentage of revenues was 68% for the three months ended June 30, 2020, compared to 41% for the same period in 2019. The increase in gross profit as a percentage of revenues in 2020 was primarily due to decrease in sales and refurbishment of applicators and increase in high margin treatment fees.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020 were $264,907, compared to $307,273 for the same period in 2019, a decrease of $42,366, or 14%. The decrease in research and development expenses in 2020, as compared to 2019, was due to lower salary and related costs as a result of lower headcount and lower clinical and research costs due to the COVID-19 pandemic.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2020 were $433,151, compared to $407,477 for the same period in 2019, an increase of $25,674, or 6%. The increase in selling and marketing expenses in 2020, as compared to 2019, was due to an increase in hiring of clinical account managers and salespeople for placement and training related to the commercialization of dermaPACE.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 were $2,566,793, as compared to $1,426,405 for the same period in 2019, an increase of $1,140,388, or 80%. The increase in general and administrative expenses in 2020, as compared to 2019, was due to engagement of specialists to assist with distribution partner searches, increase in severance of $150,000 due to a separation of an officer, increase in legal and consulting fees related to merger and acquisition opportunities and increased director and officer insurance which was partially offset by lower investor relations costs and lower travel costs.

Depreciation

Depreciation for the three months ended June 30, 2020 was $64,766, compared to $9,455 for the same period in 2019, an increase of $55,311 or 585%. The increase was due to the higher depreciation related to increase in fixed assets and leased dermaPACE devices.

Other Income (Expense)

Other income (expense) was a net expense of $360,357 for the three months ended June 30, 2020 as compared to a net expense of $714,916 for the same period in 2019, a decrease of $354,559, or 50% The decrease was primarily due to decreased interest expense. This is partially offset by a non-cash gain for valuation adjustment on outstanding warrants of $0, as compared to $195,310 for the same period in 2019.

Net Loss

Net loss for the three months ended June 30, 2020 was $3,633,020, or ($0.01) per basic and diluted share, compared to a net loss of $2,734,431, or ($0.02) per basic and diluted share, for the same period in 2019, an increase in the net loss of $898,589, or 33%.

Results of Operations for the Six Months ended June 30, 2020 and 2019

Revenues and Cost of Revenues

Revenues for the six months ended June 30, 2020 were $231,893, compared to $494,939 for the same period in 2019, a decrease of $263,046, or 53%. Revenue resulted primarily from sales in Europe of our orthoPACE devices, related applicators and spare parts for refurbishment services performed by our Italian distributor. The decrease in revenue for 2020 is primarily due to lower upfront international distribution fees, as compared to the prior year. This is partially offset by higher sales of spare parts for refurbishment of applicators.

Cost of revenues for the six months ended June 30, 2020 were $115,224, compared to $279,734 for the same period in 2019. Gross profit as a percentage of revenues was 50% for the six months ended June 30, 2020, compared to 43% for the same period in 2019. The increase in gross profit as a percentage of revenues in 2020 was primarily due to decrease in sales and refurbishment of applicators and increase in high margin treatment fees.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2020 were $559,981, compared to $567,922 for the same period in 2019, a decrease of $7,941, or 1%. The decrease in research and development expenses in 2020, as compared to 2019, was due to decreased study expenses related to our new dosage study in Poland due to COVID-19 pandemic.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2019 were $1,041,001, compared to $565,559 for the same period in 2019, an increase of $475,442, or 84%. The increase in sales and marketing expenses in 2020, as compared to 2019, was due to an increase in hiring of trainers and salespeople and increased travel expenses for placement and training related to the commercialization of dermaPACE. There was a slow down in the commercialization of dermaPACE in the second quarter of 2020 due to the COVID pandemic.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 were $4,474,710, as compared to $2,943,860 for the same period in 2019, an increase of $1,530,850, or 66%. The increase in general and administrative expenses in 2020, as compared to 2019, was due to engagement of specialists to assist with distribution partner searches, increase in legal and consulting fees related to merger and acquisition opportunities and increased director and officer insurance which was partially offset by lower investor relations costs and lower travel costs.

Depreciation

Depreciation for the six months ended June 30, 2020 was $117,789, compared to $17,812 for the same period in 2019, an increase of $99,977, or 561%. The increase was due to the higher depreciation related to leased dermaPACE devices.

Other Income (Expense)

Other income (expense) was a net expense of $565,676 for the six months ended June 30, 2020 as compared to a net expense of $1,051,800 for the same period in 2019, a decrease of $486,124, or 46%, in the net expense. The decrease was primarily due to decreased interest expense. In addition, the net expense in 2019 included a non-cash gain for valuation adjustment on outstanding warrants of $227,669.

Net Loss

Net loss for the six months ended June 30, 2020 was $6,634,168, or ($0.02) per basic and diluted share, compared to a net loss of $4,931,748, or ($0.03) per basic and diluted share, for the same period in 2019, an increase in the net loss of $1,702,420, or 35%. The increase in the net loss was primarily a result of an increase in general and administrative expense and decrease in other income as described above.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and will continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $6,634,168 and $4,931,748 for the six months ended June 30, 2020 and June 30, 2019, respectively. These factors and the events of default on the notes payable to HealthTronics, Inc. and the Company’s short term notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date. Management is currently evaluating the impact on cash flows of the Company’s acquisition of certain assets of Celularity Inc., as more fully described in Note 18 to the Company’s condensed consolidated financial statements in this report.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities.

The continuation of our business is dependent upon raising additional capital to fund operations. Management expects the cash used in operations for the Company will be approximately $300,000 to $375,000 per month for the second half of 2020 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of next generation of our technology as well as non-medical uses of our technology. Management’s plans are to obtain additional capital in 2020 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State, which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock. On May 14, 2020, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock of the Company with the Nevada Secretary of State, which amended our Articles of Incorporation to designate 8 shares of our preferred stock as Series D Convertible Preferred Stock. As of June 30, 2020, there were 98 shares of our preferred stock issued and outstanding. The Certificates of Designation became effective upon filing with the Secretary of State of the State of Nevada. If all outstanding shares of Series C Preferred Stock and Series D Preferred Stock were converted into Common Stock at the original conversion rate, such shares would convert into an aggregate of 17,499,999 shares of Common Stock.

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

For the six months ended June 30, 2020 and 2019, net cash used by operating activities was $4,511,968 and $3,386,634, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the six months ended June 30, 2020, as compared to the same period for 2019, was primarily due to an increase in accrued expenses of $106,178 an increase in prepaid expenses of $126,505, a decrease in accounts payable of $135,916, an increase of accrued employee compensation and accrued expenses of $354,032 and increase in interest payable, related parties of $135,916. Net cash used by investing activities for the six months ended June 30, 2020 was $1,114,855 as compared to net cash used by investing activities for the same period in 2019 of $25,839. The increase in cash used by investing activities is due to increase in deposits paid offset by decrease in purchasing of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2020 was $4,298,897, which primarily consisted of $2,450,000 proceeds from purchase of preferred stock, $1,100,000 from convertible notes, and $614,335 from SBA Loans (see Note 8). Net cash provided by financing activities for the six months ended June 30, 2019 was $3,203,279, which primarily consisted of $1,215,000 of proceeds from short term note, $1,403,257 of proceeds from exercise of warrants and $585,022 of proceeds from advances from related parties. Cash and cash equivalents decreased by $1,329,849 for the six months ended June 30, 2020.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2020. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

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

 Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

We previously reported three material weaknesses in our internal control over financial reporting process resulting from a lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements, a lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for equity components of service agreements with select vendors and cybersecurity breaches from email spoofing. As a result, management concluded that our internal control over reporting was not effective as of June 30, 2020.

Management’s Plan to Remediate Material Weaknesses

Beginning in 2019 and continuing in 2020, we engaged external consultants with appropriate experience applying GAAP technical accounting guidance, and we have hired additional accounting personnel. We engaged external consultants to review revenue recognition for new products, lease agreements, internal controls and related procedures and review of documentation of internal controls in addition to new equity and debt financing arrangements. Accounting memos were produced for all technical issues during 2019 and reviewed with management. All internal controls were reviewed, in addition to new controls created and documented. We hired an accounting manager in April 2019 to enhance the accounting knowledge and abilities of the department. The accounting manager’s skill set includes restructuring of accounting procedure, preparation of budgets and key analytical reports and managing all accounting functions. We also contracted with an external financial reporting consultant in 2020. Adding an additional members to the accounting team also enabled some segregation of duties and additional review procedures.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On June 5, 2020, the Company entered into a Securities Purchase Agreement with investor LGH Investments LLC (the “Investor”) for (i) a Promissory Note (the “Convertible Promissory Note”) in the original principal amount of $1,210,000, convertible into shares of Common Stock, (ii) warrants entitling the Investor to acquire 1,000,000 shares of Common Stock (the “Warrants”) and (iii) two hundred thousand (200,000) restricted common shares in the Company as an inducement grant (the “Inducement Shares”).  The issuance of the Convertible Note, Warrants and Inducement Shares were offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof.

Item 3. DEFAULTS UPON SENIOR SECURITIES.
 Not applicable.

Item 4. MINE SAFETY DISCLOSURES.
Not applicable.

Item 5. OTHER INFORMATION.
 Not applicable.

Item 6.      EXHIBITS

Exhibit No.	Description
3.1
Certificate of Designation of Preferences, Rights and Limitations of Series D ConvertiblePreferred Stock of the Company dated May 14, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on May 20, 2020).

4.1*	Convertible Promissory Note, dated as of June 5, 2020, issued by the Company to LGH Investments, LLC (Incorporated by reference to the Form 8-K filed with the SEC on June 11, 2020).

4.2*	Common Stock Purchase Warrant, dated as of June 5, 2020, issued by the Company to LGH Investments, LLC (Incorporated by reference to the Form 8-K filed with the SEC on June 11, 2020).

10.1
Series D Preferred Stock Purchase Agreement, by and among the Company and the accredited investors party thereto, dated May 14, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on May 20, 2020).

10.2*
Shareholders Agreement by and between the Company and with Universus Global Advisors LLC, Versani Health Consulting Consultoria em Gestão de Negócios EIRELI, and IDIC Participações Ltda., dated April 17, 2020.

10.3Ꚙ	Separation Agreement and General Release, dated as of May 14, 2020 by and between the Company and Shri P. Parikh (Incorporated by reference to the Form 8-K filed with the SEC on May 18, 2020).

10.4	Promissory Note by and between the Company and Truist Bank, dated May 28, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on June 1, 2020).

10.5*	Option Agreement by and between the Company and Celularity Inc., dated June 7, 2020.

10.6	Securities Purchase Agreement, dated as of June 5, 2020, by and between the Company and LGH Investments, LLC (Incorporated by reference to the Form 8-K filed with the SEC on June 11, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

 ______________________________________
Ꚙ Indicates management contract or compensatory plan or arrangement.
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

SANUWAVE HEALTH, INC.

Date: August 14, 2020	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 14, 2020

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	August 14, 2020