Form 10-Q
period 2020-09-30
SANUWAVE Health, Inc.
filed 2020-11-23
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 20, 2020, there were issued and outstanding 467,194,621 shares of the registrant’s common stock, $0.001 par value.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: any expected benefits of the Celularity Inc. asset acquisition and its impact on the Company; the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for dermaPACE and our product candidates; success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; the successful filing with the Secretary of State of Nevada of amendments to our Articles of Incorporation to effect the changes approved by our stockholders at our 2020 Annual Meeting; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could affect the level of demand for our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020 and in the Company’s Quarterly Reports on Form 10-Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,391,591	$1,760,455
Accounts receivable, net of allowance for doubtful accounts of $32,558 in 2020 and $72,376 in 2019	1,395,815	75,543
Inventory	2,539,475	542,955
Prepaid expenses and other current assets	627,751	125,405
TOTAL CURRENT ASSETS	9,954,632	2,504,358

PROPERTY AND EQUIPMENT, net	979,673	512,042

RIGHT OF USE ASSETS, net	442,197	323,661
OTHER INTANGIBLE ASSETS, net	14,198,799	-
GOODWILL	7,259,795	-
OTHER ASSETS	31,010	41,931
TOTAL ASSETS	$32,866,106	$3,381,992
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,322,192	$1,439,413
Accrued expenses	1,603,543	1,111,109
Accrued employee compensation	2,544,768	1,452,910
Contract liabilities	65,037	66,577
Operating lease liability	251,372	173,270
Finance lease liability	187,416	121,634
Convertible promissory notes, related parties	1,596,254	-
Convertible promissory note payable	4,000,000	-
SBA loans	321,821	-
Warrant liability	6,440,249	-
Accrued interest	354,062	-
Accrued interest, related parties	28,864	1,859,977
Line of credit, related parties	-	212,388
Short term notes payable	-	587,233
Advances from related parties	-	18,098
Notes payable, related parties, net	-	5,372,743
TOTAL CURRENT LIABILITIES	19,715,578	12,415,352

NON-CURRENT LIABILITIES
Senior promissory notes payable, net of debt issuance costs of $1,600,115 and debt discount of $2,951,845	10,448,039	-
Warrant liability	2,880,055
Contract liabilities	45,519	573,224
SBA loans	142,514
Operating lease liability	222,815	185,777
Finance lease liability	284,588	271,240
TOTAL NON-CURRENT LIABILITIES	14,023,530	1,030,241
TOTAL LIABILITIES	33,739,108	13,445,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; 6,175 and 293 shares designated Series A and Series B, respectively	-	-

COMMON STOCK, par value $0.001, 600,000,000 shares authorized; 466,094,621 and 293,780,400 issued and outstanding in 2020 and 2019, respectively	466,095	293,781

ADDITIONAL PAID-IN CAPITAL	137,120,956	115,457,808

ACCUMULATED DEFICIT	(138,398,688)	(125,752,956)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(61,365)	(62,234)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(873,002)	(10,063,601)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$32,866,106	$3,381,992

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Product	$1,321,248	$158,855	$1,465,147	$444,087
License fees	29,447	16,250	39,447	189,307
Other revenue	616,201	22,535	694,194	59,185
TOTAL REVENUES	1,966,896	197,640	2,198,788	692,579

COST OF REVENUES
Product	533,629	91,179	637,369	334,749
Other	14,777	31,744	26,261	67,908
TOTAL COST OF REVENUES	548,406	122,923	663,630	402,657

GROSS MARGIN	1,418,490	74,717	1,535,158	289,922

OPERATING EXPENSES
Research and development	432,155	299,903	983,816	867,825
Selling and marketing	1,373,475	335,472	2,414,477	901,031
General and administrative	5,054,508	1,802,659	9,529,218	4,746,519
Depreciation and amortization	327,120	22,338	444,908	40,150
TOTAL OPERATING EXPENSES	7,187,258	2,460,372	13,372,419	6,555,525

OPERATING LOSS	(5,768,768)	(2,385,655)	(11,837,261)	(6,265,603)

OTHER INCOME (EXPENSE)
Gain on warrant valuation adjustment	1,036,101	-	1,036,101	227,669
Loss on extinguishment of debt	(503,234)	-	(503,234)	-
Interest expense	(690,659)	(182,001)	(878,331)	(1,120,440)
Interest expense, related party	(61,334)	(175,522)	(431,070)	(508,193)
Loss on foreign currency exchange	(23,836)	(4,840)	(32,103)	(13,199)
TOTAL OTHER INCOME (EXPENSE), NET	(242,962)	(362,363)	(808,637)	(1,414,163)

NET LOSS	(6,011,730)	(2,748,018)	(12,645,898)	(7,679,766)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2792	(14,061)	869	13,152
TOTAL COMPREHENSIVE LOSS	$(6,008,938)	$(2,762,079)	$(12,645,029)	$(7,666,614)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average shares outstanding - basic and diluted	302,119,428	211,423,362	323,730,859	181,088,995

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances as of January 1, 2019	-	$-	155,665,138	$155,665	$101,153,882	$(116,602,778)	$(62,868)	$(15,356,099)
Net loss	-	-	-	-	-	(2,197,317)	-	(2,197,317)
Cashless warrant exercises	-	-	704,108	704	(704)	-	-	-
Proceeds from warrant exercise	-	-	620,000	620	52,580	-	-	53,200
Conversion of short term notes and convertible notes payable	-	-	3,333,334	3,334	263,333	-	-	266,667
Reclassification of warrant liability to equity due to adoption of ASU 2017-11	-	-	-	-	262,339	1,279,661	-	1,542,000
Foreign currency translation adjustment	-	-	-	-	-	-	(2,398)	(2,398)

Balances as of March 31, 2019	-	$-	160,322,580	$160,323	$101,731,430	$(117,520,434)	$(65,266)	$(15,693,947)
Net loss	-	-	-	-	-	(2,734,431)	-	(2,734,431)
Cashless warrant exercises	-	-	2,997,375	2,997	13,003	-	-	16,000
Proceeds from warrant exercise	-	-	17,051,769	17,052	1,333,005	-	-	1,350,057
Other warrant exercise	-	-	5,804,167	5,804	451,697			457,501
Conversion of short term notes and convertible notes payable	-	-	2,475,000	2,475	177,525	-	-	180,000
Stock-based compensation	-	-	-	-	31,758	-	-	31,758
Warrants issued for consulting services	-	-	-	-	36,067	-	-	36,067
Foreign currency translation adjustment	-	-	-	-	-	-	1,489	1,489

Balances as of June 30, 2019	-	$-	188,650,891	$188,651	$103,774,485	$(120,254,865)	$(63,777)	$(16,355,506)
Net loss	-	-	-	-	-	(2,748,018)	-	(2,748,018)
Cashless warrant exercises	-	-	1,710,674	1,711	18,289	-	-	20,000
Proceeds from warrant exercise	-	-	10,506,593	10,506	961,528	-	-	972,034
Other warrant exercise	-	-	40,355,006	40,355	4,014,500			3,973,037
Conversion of short term notes and convertible notes payable	-	-	4,545,455	4,545	495,455	-	-	581,818
Stock-based compensation	-	-	-	-	224,400	-	-	224,400
Foreign currency translation adjustment	-	-	-	-	-	-	14,061	14,061
Balances as of September 30, 2019	-	$-	245,768,619	$245,768	$109,488,657	$(123,002,883)	$(49,716)	$(13,318,174)
Balances as of January 1, 2020	-	$-	293,780,400	$293,781	$115,457,808	$(125,752,956)	$(62,234)	$(10,063,601)
Net loss	-	-	-	-	-	(3,001,148)	-	(3,001,148)
Proceeds from warrant exercise	-	-	1,000,000	1,000	9,000	-	-	10,000
Shares issued for services	-	-	1,000,000	1,000	199,000	-	-	200,000
Stock-based compensation	-	-	-	-	21,900	-	-	21,900
Conversion of short term notes	-	-	1,820,461	1,820	262,164	-	-	263,984
Conversion of advances from related parties	-	-	62,811	63	2,035	-	-	2,098
Foreign currency translation adjustment	-	-	-	-	-	-	4,826	4,826

Balances as of March 31, 2020	-	$-	297,663,672	$297,664	$115,951,907	$(128,754,104)	$(57,408)	$(12,561,941)
Net loss	-	-	-	-	-	(3,633,020)	-	(3,633,020)
Proceeds from PIPE	-	-	1,071,428	1,071	148,929	-	-	150,000
Proceeds from stock option exercise	-	-	225,000	225	44,025	-	-	44,250
Beneficial conversion feature on convertible debt	-	-	-	-	560,682	-	-	560,682
Shares issued for services	-	-	2,200,000	2,200	515,300	-	-	517,500
Conversion of short term notes	-	-	759,328	759	89,986	-	-	90,745
Conversion of advances from related parties	-	-	200,000	200	15,800	-	-	16,000
Foreign currency translation adjustment	-	-	-	-	-	-	(6,749)	(6,749)

Balances as of June 30, 2020	-	$-	302,119,428	$302,119	$117,326,629	$(132,387,124)	$(64,323)	$(14,822,533)
Net loss	-	-	-	-	-	(6,011,730)	-	(6,011,730)
Proceeds from PIPE stock and warrants	-	-	123,550,000	123,550	13,758,966	-	-	13,882,516
Series C Preferred Conversion	-	-	16,071,390	16,072	2,233,928	-	-	2,250,000
Series D Preferred Conversion	-	-	1,428,568	1,429	198,571	-	-	200,000
Shares issued for services	-	-	5,000,000	5,000	1,075,000	-	-	1,080,000
Inducement shares issued			200,000	200	44,540	-	-	44,740
Conversion of short term notes and interest	-	-	2,250,000	2,250	207,750	-	-	210,000
Conversion of notes payable, related parties	-	-	15,475,235	15,475	2,275,572	-	-	2,291,047
Foreign currency translation adjustment	-	-	-	-	-	-	2,958	2,958

Balances as of September 30, 2020	-	$-	466,094,621	$466,095	$137,120,956	$(138,398,688)	$(61,365)	$(873,002)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,645,898)	$(7,679,766)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	444,908	40,150
Bad debt expense	(39,818)	(18,835)
Share-based payment	21,900	256,158
Stock issued for services	1,797,500	-
Stock issued for inducement shares	44,740	-
Loss on extinguishment of debt	503,234	-
Warrants issued for consulting services	-	36,067
Amortization of debt issuance costs	214,431	-
Accrued interest	191,031	1,139,904
Interest payable, related parties	696,208	508,193
Amortization of operating leases	(3,396)	(14,634)
Waived proceeds from warrant exercise	-	36,000
Gain on warrant valuation adjustment	(1,036,101)	(227,669)
Changes in operating assets and liabilities
Accounts receivable - trade	(1,280,454)	197,301
Inventory	(136,555)	66,884
Prepaid expenses	(502,346)	(83,007)
Due from related parties	-	1,228
Other assets	10,921	(13,567)
Operating leases	-	9,513
Financing leases	1,980	-
Accounts payable	882,779	118,908
Accrued expenses	492,434	127,586
Accrued employee compensation	1,091,858	863,400
Contract liabilities	(529,245)	(48,425)
NET CASH USED BY OPERATING ACTIVITIES	(9,779,889)	(4,684,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of UltraMIST (Note 4)	(20,000,000)	-
Purchases of property and equipment	(39,142)	(28,990)
NET CASH USED BY INVESTING ACTIVITIES	(20,039,142)	(28,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock	2,450,000	-
Proceeds from convertible promissory note	1,100,000	-
Proceeds from SBA loan	614,335	-
Proceeds from PIPE offerings	21,456,468	-
Proceeds from senior promissory notes,net	13,346,547	-
Proceeds from stock option exercise	44,250	-
Proceeds from short term note	-	1,215,000
Proceeds from line of credit, related party	-	90,000
Proceeds from warrant exercise	10,000	1,378,142
Advances from related parties	-	2,055,414
Repayments of debt	(5,457,663)	-
Payments of principal on finance leases	(114,806)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,449,131	4,738,556

EFFECT OF EXCHANGE RATES ON CASH	1,036	13,152

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,631,136	38,107

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,760,455	364,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,391,591	$402,656

NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of UltraMIST partially financed with convertible promissory note	$4,000,000	-
Conversion of short term notes payable to equity	$564,729	$2,860,769
Other warrant exercise	$-	$924,649

Conversion of line of credit, related parties to equity	$-	$680,000

Conversion of advances from related party to equity	$18,098	$-

Additions to right of use assets from new finance lease liabilities	$127,611	$-

Beneficial conversion feature on convertible debt	$560,682	$-

Reclassification of warrant liability to equity	$-	$1,542,000

Accounts payable and Accrued employee compensation converted to equity	$-	$36,500

Conversion of convertible promissory notes to equity	$-	$1,918,254

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

1.	Nature of the Business

SANUWAVE Health, Inc. and Subsidiaries (the “Company”) is focused on the research, development, and commercialization of its patented noninvasive and biological response activating medical systems for the repair and regeneration of skin, musculoskeletal tissue, and vascular structures. Through its recent acquisition of Celularity’s UltraMIST® assets, SANUWAVE now combines two highly complementary and market-cleared energy transfer technologies and two human tissue biologic products, which creates a platform of scale with an end-to-end product offering in the advanced wound care market.

The Company’s lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the U.S. Food and Drug Administration (FDA) granted the Company’s request to classify the dermaPACE System as a Class II device via the de novo process. As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the De Novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

On August 6, 2020 the Company entered into an Asset Purchase Agreement with Celularity Inc. (“Celularity”) pursuant to which the Company acquired Celularity’s UltraMIST assets, as more fully described in Note 4. The UltraMIST® System is a proprietary technology cleared by the FDA for the promotion of wound healing through wound cleansing and maintenance debridement combined with ultrasound energy deposited inside the wound that stimulated tissue regeneration.

In connection with the Asset Purchase Agreement, on August 6, 2020, the Company entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the “Field” and “Territory” (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field in the Territory. The License Agreement has an initial five year term, after which it automatically renews for additional one year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term.

The Company’s portfolio of regenerative medicine products and product candidates activate tissue regeneration biological signaling and angiogenic responses, producing new vascularization and microcirculatory improvement combined with tissue growth which helps restore the body’s normal healing processes. The Company applies and researches its patented energy transfer technologies in wound healing, orthopedic/spine, plastic/cosmetic and cardiac/endovascular conditions. The Company is marketing its dermaPACE System for treatment usage in the United States and is able to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia, and Asia/Pacific. The Company generates revenue streams from dermaPACE treatments, product sales, licensing transactions and other activities.

In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The primary impact of the COVID-19 pandemic has been seen in our dermaPACE System placements in the United States as our treatment is not widely recognized as an “essential” service. In addition, stay-at-home policies deployed to combat the spread of COVID-19 has greatly constrained visits to wound care centers, doctor’s offices and hospitals since late March 2020 and continuing as of this filing and have therefore delayed placements of new devices that were included in our revenue forecast. The future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is difficult at this time to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in future periods due to numerous uncertainties. The Company is closely monitoring the impact of the pandemic on all aspects of its business and operations including its recent acquired assets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. The financial information as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

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

The Company does not currently generate significant recurring revenue and may require additional capital during 2020. As of September 30, 2020, the Company had cash and cash equivalents of $5,391,591. For the nine months ended September 30, 2020, the net cash used by operating activities was $9,779,889. The Company incurred a net loss of $12,645,898 for the nine months ended September 30, 2020. Such factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this report.

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

Estimates – These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of condensed consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These condensed consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein. Significant estimates include the recording of allowances for doubtful accounts, estimate of the net realizable value of inventory, the determination of the valuation allowances for deferred taxes the estimated fair value of stock-based compensation, debt discounts and warrants, and valuation of acquired assets related to the acquisition of UltraMIST (Note 4).

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
September 30, 2020

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

Inventory - Inventory consists of finished medical equipment and parts and is stated at the lower of cost, which is valued using the first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete. As of September 30, 2020, inventory consists of goods of $2,273,436 and parts of $266,039 for a total inventory of $2,539,475. As of December 31, 2019, inventory consisted of goods of $357,264 and parts of $185,691 for a total inventory of $542,955.

Preferred stock – The Company evaluates Preferred Stock issuances for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determines appropriate equity or liability accounting treatment. Additionally, the Company determines, if classified as equity, whether it would be recorded as permanent or temporary equity.

Sequencing policy – The Company has granted certain options and warrants which, upon settlement, may exceed the limit on the authorized number of shares of common stock. The Company follows a sequencing policy for which in the event partial reclassifications of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of earliest issuance date of potentially dilutive instruments with the earliest grants receiving first allocation of shares. On August 6, 2020, the Company issued shares of common stock, convertible debt and warrants exercisable into shares of common stock in connection with a private placement funding and Senior Notes. In the event that all outstanding convertible securities were converted into shares of common stock of the Company, the Company would exceed the total number of shares authorized for issuance in the Company’s Articles of Incorporation. The Company has applied its sequencing policy to and determined that all convertible securities are convertible into shares of common stock other than warrants to purchase 54,119,742 shares of common stock issued on August 6, 2020.  These warrants were valued at $7,306,165 at August 6, 2020 and recorded as a liability in the condensed consolidated balance sheet.

Convertible instruments and liabilities related to warrants issued –  The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with FASB ASC 815 “Derivatives and Hedging” (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options (“ECOs”) and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the consolidated statements of operations over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.  A binomial model was used to estimate the fair value of the ECOs of warrants that are classified as derivative liabilities on the consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the actual volatility during the most recent historical period of time equal to the weighted average life of the instruments.

Recent Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and simplifies the guidance for determining whether a conversion feature is a derivative. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

4.	Asset Purchase Agreement

On August 6, 2020, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Celularity pursuant to which the Company acquired (the “Transaction”) Celularity’s UltraMIST assets (“UltraMIST”, or the “Assets”). The acquisition provides the Company with a robust product offering in the advanced wound care market and gives the Company an end-to-end advanced wound care product portfolio that addresses the entire care pathway. The aggregate consideration paid for the Assets was $24,000,000, which consisted of (i) a cash payment of $18,890,000, (ii) the issuance of a convertible promissory note to Celularity in the principal amount of $4,000,000 (the “Seller Note”), and (iii) a credit of $1,110,000 for the previous payment made by the Company to Celularity pursuant to that certain letter of intent between the Company and Celularity dated June 7, 2020.

In connection with the Asset Purchase Agreement, on August 6, 2020, the Company entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the “Field” and “Territory” (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field in the Territory. The License Agreement has an initial five year term, after which it automatically renews for additional one year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term.

The Company evaluated whether the Transaction should be accounted for as an asset acquisition or a business combination and determined that the Transaction met the definition of a business per Accounting Standard Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The Company has treated the transaction as a business combination and applied the related accounting guidance as required, using the acquisition method and a fair value model.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

The tables below present the fair value of the consideration exchanged and the preliminary estimates of the fair value of assets acquired of UltraMIST.  Due to the limited amount of time since the UltraMIST acquisition, the valuation of the acquired assets is preliminary and subject to change.  The Company is still evaluating the income tax effects of the transaction.

Purchase consideration
August 6, 2020
Cash paid at closing	$18,890,000
Seller convertible note	4,000,000
Previous cash deposit pursuant to letter of intent	1,110,000
Total	$24,000,000

Net assets acquired	Fair Value at August 6, 2020
Inventory	$1,859,965
Property, plant and equipment	436,815
Intangible assets (a)	14,443,425
Goodwill (b)	7,259,795
Total	$24,000,000

(a)
Intangible assets, as provided in the table below, are recorded at estimated fair value.  The estimated fair value of the acquired customer relationships is based on a variation of the income valuation approach and is determined using the multi-period excess earnings method. The estimated fair value of the acquired patent and trade names is based on a variation of the income valuation approach known as the relief from royalty method. The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Estimated Fair Value	Estimated Weighted Average Life (Years)
Customer relationships - UltraMIST	$3,820,000	7
Customer relationships - Biologics	7,618,100	7
Patent	2,311,825	19
Trade names	693,500	19
Total intangible assets	$14,443,425

(b)
Goodwill represents the excess of the total purchase consideration over fair value of the assets recognized and represents the future economic benefits that we believe will result from combining the operations of Sanuwave and UltraMIST, including expected future synergies and operating efficiencies. Goodwill resulting from the Transaction has been assigned to the Company’s lone operating segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Acquisition and related costs

During the three and nine months ended September 30, 2020, acquisition costs of $995,353 and $1,084,994, respectively, were expensed as incurred and included in general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Loss. Such costs include professional fees of advisors and integration and synergy costs related to the combination of UltraMIST and Sanuwave. Additionally, $1,653,453 of debt issuance costs related to the NWPSA Senior Debt described in Note 7 were capitalized as a reduction in the principal amount of a promissory note on the Condensed Consolidated Balance Sheet. These debt issuance costs are amortized to interest expense over the life of the NWPSA Senior Debt.

Unaudited actual and pro forma information

The following unaudited pro forma information has been prepared by combining the historical results of Sanuwave and historical results of UltraMIST. The unaudited pro forma combined financial data for all periods presented were adjusted to give effect to pro forma events that are directly attributable to the aforementioned transaction and are factually supportable. The adjustments are based on information available to the Company at this time. Accordingly, the adjustments are subject to change and the impact of such changes may be material. The unaudited pro forma results do not include any incremental cost savings that may result from the integration.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

The unaudited combined pro forma information is for informational purposes only and is not necessarily indicative of what the combined company's results actually would have been had the acquisition been completed as of the beginning of the periods as indicated. In addition, the unaudited pro forma information does not purport to project the future results of the combined company.

The acquired Assets were consolidated into our financial statements starting on the acquisition date. The total revenues and net loss of UltraMIST consolidated into our financial statements since the date of acquisition through September 30, 2020 were $1,206,847 and $1,509,943, respectively. The following financial information presents our results as if the Transaction had occurred on January 1, 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total revenues	$2,770,646	$2,325,640	$5,973,538	$6,810,404
Net loss	$(5,419,040)	$(4,863,590)	$(16,739,354)	$(14,855,293)

Significant adjustments to the pro forma information above include recognition of non-recurring direct incremental acquisition costs in the nine months ended September 30, 2019 and exclusion of those costs from all other periods presented; recognition of the Biovance® license fee pursuant to the License Agreement; increase in interest expense related to the NWPSA Senior Debt Notes described in Note 7, the Seller Note described in Note 8, the HealthTronics Note described in Note 8, and the Stolarski Note described in Note 10; increase in depreciation expense related to the fair value adjustment of acquired property and equipment; and amortization associated with an estimate of the acquired intangible assets.

5.	Accrued expenses

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
Accrued outside services	$615,547	$108,033
Accrued legal and professional fees	370,985	134,970
Accrued board of director’s fees	260,000	400,000
Accrued executive severance	167,500	154,000
Accrued travel	120,000	120,000
Accrued inventory	50,275	167,050
Accrued clinical study expenses	13,650	13,650
Accrued other	5,586	13,406
	$1,603,543	$1,111,109

6.	Contract liabilities

As of September 30, 2020, the Company has contract assets and liabilities from contracts with customers (see Note 15).

Contract liabilities consist of the following:

	September 30, 2020	December 31, 2019
Service agreement	$77,538	$133,510
License fees	-	500,000
Devices	22,500	-
Other	10,518	6,291
Total Contract liabilities	110,556	639,801
Non-Current	(45,519)	(573,224)
Total Current	$65,037	$66,577

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability (deferred revenue) until the performance obligations are satisfied. Of the aggregate contract liability balances as of September 30, 2020, the Company expects to satisfy its remaining performance obligations associated with $65,037 and $45,519 of contract liability balances within the next twelve months and following thirty-two months, respectively. Of the aggregate contract liability balances as of December 31, 2019, the Company expects to satisfy its remaining performance obligations associated with $66,577 and $573,224 of contract liability balances within the next twelve months and following thirty-eight months, respectively.

7.	Senior promissory notes

On August 6, 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”), with the noteholder party thereto and NH Expansion Credit Fund Holdings LP, as agent. As a result, the Company issued a $15,000,000 Secured Promissory Note (the “Senior Notes”) and Warrant exercisable into shares of the Company’s common stock (the “Warrant”) in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST assets from Celularity, among other transactions. The Company received net proceeds from issuing the Notes and NH Warrant of $13,346,547. The NWPSA provides for (i) the sale and purchase of secured notes in an aggregate original principal amount of $15 million and (ii) the issuance of 13,091,160 warrants equal to 2.0% of the fully-diluted common stock of the Company as of the issue date. The warrant has an exercise price of $0.01 per share and a 10 year term (Note 11). The warrant agreement contains a put option. Upon payment in full of the Note, the holder has the ability to require the Company to purchase the warrants from the holder for cash. Accordingly, the warrant has been classified as a derivative liability. The holder has the option to exercise the put any time between the payment of the Note and the expiration of the warrants. The Note has a maturity date of September 30, 2025 and accrues interest at a rate that is the sum of: (a) the greater of the quarter end prime rate or 3% plus (b) 9%, due in quarterly arrears.  The Senior Notes are secured by substantially all assets of the Company including in the event of default placing bank accounts under a control agreement, copyrights, trademarks, patents, applications, registered and unregistered, licenses, designs, held or acquired after August 6, 2020 by the Company. The NWPSA contains several default conditions, including non-monetary default events including misrepresentations and material adverse changes. In the case of default, the agent has the right to declare the Senior Notes immediately due, not extend further credit, take actions to protect security (title changes), demand and take possession of the books, and is appointed an Attorney in Fact in certain conditions. Covenants include restrictions on dispositions, mergers or acquisitions, incurring indebtedness and minimum liquidity provisions. As of September 30, 2020, the Company was in compliance with all financial covenants under the NWPSA.

The Company recorded  a long-term warrant liability of $3,050,240 for the fair value of the warrant. The outstanding balance of the Note at September 30, 2020 was $10,448,039 and accrued interest of $280,729. Further, as of September 30, 2020, the Company had unamortized debt issuance costs of $1,600,115.

8.	Convertible promissory notes

On August 6, 2020, the Company entered into an asset purchase agreement with Celularity Inc., described in Note 4 pursuant to which the Company acquired Celularity’s UltraMIST assets. A portion of the aggregate consideration of $24,000,000 paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4,000,000. The Seller Note has a maturity date of August 6, 2021 and accrues interest at a rate equal to 12.0% per annum. In the event that the Seller Note has not been repaid prior to January 1, 2021, Celularity may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. As this conversion option is contingent on a future event, the conversion option has not been bifurcated from the host instrument as of September 30, 2020. The Seller Note is expressly subordinate to the NWPSA “Senior Debt” described in Note 8. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty. As of September 30, 2020, $4,000,000 remained outstanding and had accrued interest of $73,333.

On June 5, 2020, the Company entered into a Securities Purchase Agreement with investor LGH Investments LLC (the “Investor”) for (i) a Promissory Note (the “Convertible Promissory Note”) in the original principal amount of $1,210,000, convertible into shares of common stock, (ii) warrants entitling the Investor to acquire 1,075,000 shares of common stock (the “Warrants”) and (iii) 200,000 restricted common shares in the Company as an inducement grant (the “Inducement Shares”). Such note contained certain default provisions, as defined, resulting in net proceeds of $1,100,000. As part of the Securities Purchase Agreement, the Company established a reserve of shares of its authorized but unissued and unreserved common stock in the amount of 11,000,000 shares for purposes of exercise of the Warrant or conversion of the Convertible Promissory Note. The Convertible Promissory Note matures on February 5, 2021 and includes a one-time interest charge of 8% to be applied on the issuance date to the original principal amount. The Investor can convert the Convertible Promissory Note and interest at any time prior to maturity to the number of shares of common stock, equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.25. The Warrants have an exercise price of $0.35 per share and have a term of five years and recorded in additional paid in capital by the Company. With respect to the Inducement Shares, in the event the Company’s share price has declined on the date on which the Investor seeks to have the restricted legend removed on such shares, the Company agrees to issue the Investor additional shares such that the aggregate value of the Inducement Shares equals the aggregate value of the Inducement Shares as of June 5, 2020. The Inducement Shares were issued on September 11, 2020 and included in common stock and additional paid in capital.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

On August 6, 2020, the Company repaid all amounts owing to LGH Investments, LLC in the original principal amount of $1,210,000. As a result, all obligations of the Company under the convertible promissory note have been terminated. The related unamortized beneficial conversion feature and original issuance discount aggregating $433,149 was reversed and recorded to interest expense during the three months ended September 30, 2020. The Warrants issued to LGH Investments, as more fully described in Note 13, contain certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of certain dilutive issuances of securities by the Company during the third quarter of 2020, the exercise price of the Warrants decreased to $0.20 per share and the number of shares subject to the Warrants increased to 1,750,000 shares as of September 30, 2020.

9.	SBA Loans

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

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. The ultimate forgiveness of the PPP Loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the third quarter of 2020. The Company plans to complete the application for loan forgiveness in the fourth quarter of 2020, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the PPP Loan. As of September 30, 2020, $321,821 is classified as current and $142,514 is classified as non-current.

On June 10, 2020, the Company secured a loan offered by the U.S. Small Business Administration (SBA) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of COVID-19 pandemic on the Company’s business. The principal amount of this loan was $150,000 and interest accrued at the rate of 3.75% per annum. This loan was paid off in full on August 5, 2020 with proceeds from the NWPSA Senior Notes as part of the conditions of that agreement.

10.	Convertible notes payable, related parties and Notes payable, related parties

The notes payable, related parties as amended were issued in conjunction with the Company’s purchase of the orthopedic division of HealthTronics, Inc. The notes payable, related parties bear interest at 8% per annum, as amended. All remaining unpaid accrued interest and principal was due on December 31, 2018, as amended. HealthTronics, Inc. is a related party because it is a shareholder in the Company and has a security agreement with the Company to provide a first security interest in the assets of the Company. An Event of Default under the notes payable, related parties occurred on December 31, 2016 (“Default”). As a result of the Default, the notes payable, related parties accrued interest at the rate of 10% per annum since January 2, 2017 through August 5, 2020.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

On August 6, 2020, the Company entered into a letter agreement (the “HealthTronics Agreement”) with HealthTronics, Inc. (“HealthTronics”), pursuant to which the Company paid off all outstanding debt due and owed to HealthTronics. Pursuant to the HealthTronics Agreement, as consideration for the extinguishment of the debt due and owed to HealthTronics, (i) the Company paid to HealthTronics an amount in cash equal to $4,000,000, (ii) HealthTronics exercised all of its outstanding Class K Warrants to purchase 7,200,000 shares of common stock, (iii) the Company issued to HealthTronics a convertible promissory note in the principal amount of $1,372,743, and (iv) the Company and HealthTronics entered into a Securities Purchase Agreement dated August 6, 2020 pursuant to which the Company issued to HealthTronics an aggregate of 8,275,235 shares of common stock and an accompanying Class E warrant to purchase up to an additional 8,275,235 shares of common stock. The warrant has an exercise price of $0.25 per share and a three year term. The Company recorded a loss on extinguishment of debt of approximately $503,234 during the three and nine months ended September 30, 2020.

The convertible promissory note, with principal amount of $1,372,743, matures on August 6, 2021 and accrues interest at a rate equal to 12.0% per annum.  In the event that the Seller Note has not been repaid prior to January 1, 2021, Healthronics may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. As this conversion option is contingent, the conversion option has not been bifurcated from the host instrument as of September 30, 2020. The convertible promissory note is expressly subordinate to the NWPSA “Senior Notes” described in Note 8. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty. As of September 30, 2020, $1,372,743 remained outstanding and had accrued interest of $24,822.

The notes payable, related parties were fully paid off as of September 30, 2020 due to the letter agreement described above and had an aggregate outstanding principal balance of $5,372,743 at December 31, 2019. The related accrued interest, related parties currently payable totaled $1,859,977 at December 31, 2019. Interest expense on notes payable, related parties totaled $61,334 and $175,522 for the three months ended September 30, 2020 and 2019, respectively and $431,070 and $508,193 for the nine months ended September 30, 2020 and 2019, respectively.

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

11.	Warrant Liabilities

On August 6, 2020, the Company, issued 132,816,250 warrants to investors and the placement agent in connection with a private placement offering (Note 13). Additionally, on that date, the Company issued 13,091,160 warrants to the holder of the Senior Notes (Note 7) and 8,275,235 warrants to settle certain outstanding debt (Note 10).

At the time of issuance of the warrants, if all outstanding convertible securities were converted into shares of common stock, the Company would have exceeded its available authorized shares of common stock of 600,000,000 shares. If all outstanding convertible securities were converted into shares of common stock, the Company would have 654,558,023 shares issued and outstanding.  As a result of the limits on the Company’s authorized shares, a portion of the Company’s obligations under the warrants have been determined to be a liability.

The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. In accordance with the accounting guidance, 67,210,902 of the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

The fair value of the warrant liabilities was measured using the binomial model. Significant inputs into the model at the inception and reporting period measurement dates are as follows:

Private Placement Warrants
Binomial Assumptions	Issuance date (1) August 6, 2020	Period ended September 30, 2020
Exercise Price(1)	$0.25	$0.25
Warrant Expiration Date (1)	August 6, 2023	August 6, 2023
Stock Price (2)	$0.24	$0.22
Interest Rate (annual) (3)	0.13%	0.16%
Volatility (annual) (4)	91.49%	88.96%
Time to Maturity (Years)	3	3
Calculated fair value per share	$0.135	$0.119

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company. dated August 6, 2020.
(2)	Based on the trading value of common stock of the Company. as of August 6, 2020 and each presented period ending date.
(3)	Interest rate for U.S. Treasury Bonds, as of August 6, 2020 and each presented period ending date, as published by the U.S. Federal Reserve.
(4)	Based on the historical daily volatility of the Company as of August 6, 2020 and each presented period ending date.

NH Expansion Warrants:
Binomial Assumptions	Issuance date (1) August 6, 2020	Period ended September 30, 2020
Exercise Price(1)	$0.01	$0.01
Warrant Expiration Date (1)	August 6, 2030	August 6, 2030
Stock Price (2)	$0.24	$0.22
Interest Rate (annual) (3)	0.21%	0.69%
Volatility (annual) (4)	102.09%	184.77%
Time to Maturity (Years)	10	10
Calculated fair value per share	$0.233	$0.22

(1) Based on the terms provided in the warrant agreement to purchase common stock of the Company dated August 6, 2020.
(2) Based on the trading value of common stock of the Company as of August 6, 2020 and each presented period ending date.
(3) Interest rate for U.S. Treasury Bonds, as of August 6, 2020 and each presented period ending date, as published by the U.S. Federal Reserve.
 (4) Based on the historical daily volatility of the Company as of August 6, 2020 and each presented period ending date.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair Value at initial measurement date of August 6, 2020	67,210,902	$0.154	$10,356,405
(Gain) on Change in Fair Value of Warrant Liability			(1,036,101)
Fair Value as of period ended September 30, 2020	67,210,902	$0.139	$9,320,304

During the three and nine months ending September 30, 2020, the Company recorded a gain on changes in fair value of warrant liability of $1,036,101, respectively. During the three and nine months ending September 30, 2019, there were no warrant liabilities or corresponding changes in valuation.

The warrant liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about of future activities and the Company’s stock prices and historical volatility as inputs. During the three months ended September 30, 2020, the warrants have not been exercised.

12.	Preferred Stock

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

On July 23, 2020, in connection with the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders approved, among other matters, an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 355,000,000 to 600,000,000.  On September 20, 2020, Series C and D holders converted their preferred shares into 17,499,958 shares of common stock.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

13.	Equity transactions

Approval of reverse split of common stock

On July 23, 2020, in connection with the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders approved the Company to amend the Company’s Articles of Incorporation to effect a reverse split of the Company’s outstanding common stock at a ratio of between 1-for-10 and 1-for-50, with the exact ratio to be determined by the board of directors of the Company in its sole discretion. As of the filing of this 10-Q report, the Company has not effected a reverse split of its stock.

Warrant Exercises

During the nine months ended September 30, 2020, the Company issued 1,000,000 shares of common stock upon the exercise of 1,000,000 Class P Warrants to purchase shares of stock and an exercise price of $0.01 per share under the terms of the respective warrant agreement.

During the nine months ended September 30, 2020, the Company issued 7,200,000 shares of common stock to a related party upon the exercise of Class K Warrants upon the conversion of accrued interest related to a note payable, related party totaling $636,000, as described in Note 10.

Conversion of liabilities

During the nine months ended September 30, 2020, the Company issued 2,579,789 shares of common stock upon the conversion of short term notes payable in the principal and accrued interest amount of $354,729 with the receipt of notices of Class L warrant exercises, all pursuant to the terms of the short term notes payable.

During the nine months ended September 30, 2020, the Company issued 2,250,000 shares of common stock upon the conversion of short term notes payable in the principal and accrued interest amount of $210,000 pursuant to the terms of the short term notes payable.

During the nine months ended September 30, 2020, the Company issued 15,475,235 shares of common stock to a related party upon the conversion of accrued interest related to a note payable, related party totaling $2,291,047, as described in Note 10.

Conversion of advances from related parties

During the nine months ended September 30, 2020, the Company issued 262,811 shares of common stock upon the conversion of advances from related parties in the amount of $18,098 with the receipt of notice of Series A Warrant exercise to purchase shares of stock under the terms of the respective warrant agreement.

Consulting Agreement

In January 2020, the Company entered into a nine month consulting agreement for which the fee for the services was to be paid with common stock. The number of shares to be paid with common stock was 1,000,000 earned upon signing and an additional 1,000,000 upon agreement by both consultant and the Company no later than May 1, 2020. The Company issued 1,000,000 shares in March 2020 and 1,000,000 shares in April 2020. The fair value of the shares of $380,000 was recorded as a non-cash general and administrative expense during the nine months ended September 30, 2020.

The consulting agreement was extended to November 30, 2020 with an additional 2,000,000 common stock shares issued for services in August and September 2020. The fair value of the shares of $450,000 was recorded as a non-cash general and administrative expense during the nine months ended September 30, 2020.

The Company entered into a separate agreement for investor relations services for which the fee was paid with common stock. The Company issued 3,000,000 common stock shares with a fair value of $630,000 which was recorded as a non-cash general and administrative expense during the nine months ended September 30, 2020.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

PIPE Offering

On December 11, 2019, the Company entered into a common stock Purchase Agreement with certain investors for the sale by the Company in a private placement of an aggregate of up to 21,071,143 shares of its common stock at a purchase price of $0.14 per share. During the nine months ended September 30, 2020, the Company issued 1,071,428 shares of common stock in conjunction with this offering and received $150,000 in cash proceeds.

On August 6, 2020, the Company entered into a Securities Purchase Agreement in connection with the acquisition of UltraMIST,  as discussed in Note 4, and issued 123,550,000 shares of common stock and accompanying Class E Warrants to purchase up to an additional 123,550,000 shares of common stock to certain investors for an aggregate purchase price of $0.20 per share of common stock and accompanying Warrant. It also issued Class E Warrants to a third-party placement agent to purchase up to 9,266,250 shares of common stock on the same terms as the Warrants. The Warrants have an exercise price of $0.25 per share and a three year term.  The private placement generated net proceeds of $21,456,468. The shares of common stock issued in the private placement have a par value of $0.001, resulting in an increase to common stock of $123,550. Since at the date of issuance the Company did not have a sufficient number of authorized shares to satisfy the Warrants in the event that they were exercised (and all other outstanding convertible securities were converted into shares of common stock) which could cause the net cash settlement of the Warrants, the Company recorded a liability of $7,306,165 for the fair value of the Warrants that were in excess of the available authorized shares. The Company recorded the residual amount of $13,882,516 from the net proceeds to stockholders’ equity.

Inducement Shares

During the nine months ended September 30, 2020, the Company issued 200,000 shares of common stock related to the June 5, 2020, Securities Purchase Agreement with LGH Investments, LLC, as described in Note 9.

Stock Option Exercise

During the nine months ended September 30, 2020, the Company issued 225,000 shares of common stock upon the exercise of stock options resulting in net proceeds of $44,250.

Litigation Settlement

During the nine months ended September 30, 2020, the Company issued 200,000 shares of restricted common stock upon the settlement of outstanding litigation. The fair value of the shares of $50,000 was recorded as a non-cash general and administrative expense during the nine months ended September 30, 2020.

14.	Warrants

A summary of the warrant activity during the nine months ended September 30, 2020 is presented as follows:

Warrant class	Outstanding as of December 31, 2019	Issued	Exercised	Expired	Outstanding as of September 30, 2020

Class E Warrants	-	141,091,485	-	-	141,091,485
Class K Warrants	7,200,000	-	(7,200,000)	-	-
Class O Warrants	909,091	-	-	-	909,091
Class P Warrants	1,365,000	-	(1,000,000)	(100,000)	265,000
LGH Warrant	-	1,750,000	-	-	1,750,000
NH Warrant	-	13,091,160	-	-	13,091,160
	9,474,091	155,932,645	(8,200,000)	(100,000)	157,106,736

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise price/share	Expiration date
Class E Warrants	$0.25	August 2023
Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class O Warrants	$0.11	January 2022
Class P Warrants	$0.20	June 2024
LGH Warrant	$0.20	June 2025
NH Warrant	$0.01	August 2030

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

The fair value of the common stock purchase warrants is estimated on the date of grant using the Black-Scholes option pricing model which approximates the binomial model using the following weighted average assumptions for the three and nine months ended September 30, 2020:

Weighted average contractual terms in years	1.3
Weighted average risk free interest rate	0.15%
Weighted average volatility	92.76%

15.	Commitments and contingencies

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

Right of use assets and Lease liability – right of use consist of the following:

September 30, 2020
Right of use assets	$442,197

September 30, 2020
Lease liability - right of use
Current portion	$251,372
Long term portion	222,815
$474,187

As of September 30, 2020, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2020 (remainder)	$71,918
2021	290,552
2022	96,195
2023	68,017
2024	8,028
2025	3,345
Total lease payments	538,055
Less: Present value adjustment	(63,868)
Lease liability - right of use	$474,187

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

As of September 30, 2020, the Company’s operating lease had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 12%.

Rent expense for the three months ended September 30, 2020 and 2019 was $84,115 and $49,217, respectively, and for the nine months ended September 30, 2020 and 2019 was $201,991 and $148,172, respectively.

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

Right of use assets and Lease liability – right of use consist of the following:

September 30, 2020
Right of use assets	$462,405

September 30, 2020
Lease liability - right of use
Current portion	$187,416
Long term portion	284,588
$472,004

As of September 30, 2020, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2020 (remainder)	$58,648
2021	234,593
2022	199,793
2023	18,388
Total	$511,422

As of September 30, 2020, the Company’s financing leases had a weighted average remaining lease term of 2.7 years based on annualized base payments expiring through 2023 and a weighted average discount rate of 12.6%.

As of September 30, 2020, the Company did not have additional operating or financing leases that have yet commenced.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

16.	Revenue

The Company accounts for revenue in accordance with ASC 606.

Disaggregation of Revenue

The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	United States	International	Total	United States	International	Total
Product	$1,301,942	$19,306	$1,321,248	$9,832	$149,023	$158,855
License fees	-	29,447	29,447	6,250	10,000	16,250
Other Revenue	7,811	608,390	616,201	25	22,510	22,535
	$1,309,753	$657,143	$1,966,896	$16,107	$181,533	$197,640

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	United States	International	Total	United States	International	Total
Product	$1,398,672	$66,475	$1,465,147	$147,999	$296,088	$444,087
License fees	-	39,447	39,447	18,750	170,557	189,307
Other Revenue	7,486	686,708	694,194	25	59,160	59,185
	$1,406,158	$792,630	$2,198,788	$166,774	$525,805	$692,579

The Company’s partner in the joint venture agreement in Brazil, the IDIC Group, will have the right to receive prioritized dividends until the full reimbursement of the $600,000 partnership fee and expenses incurred in the formation of the joint venture company.

Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited.

17.	Related party transactions

During the three and nine months ended September 30, 2020 and 2019, the Company recorded $10,105 and $10,682, respectively, and $36,315 and $148,849 respectively, in revenue from an entity owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company. Contract liabilities includes a balance at September 30, 2020 and 2019 of $80,838 from this related party.

18.	Stock-based compensation

During the nine months ended September 30, 2020, 60,000 stock options to purchase the Company’s common stock were forfeited due to termination and 1,500,000 stock options to purchase the Company’s common stock expired without exercise.

The range of exercise prices for options was $0.04 to $2.00 for options outstanding at September 30, 2020 and December 31, 2019, respectively. The aggregate intrinsic value for all vested and exercisable options was $1,994,741 and $2,085,866 at September 30, 2020 and December 31, 2019, respectively.

The weighted average remaining contractual term for outstanding exercisable stock options was 6.14 and 6.6 years as of September 30, 2020 and December 31, 2019, respectively.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

19.	Earnings (loss) per share

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

	September 30, 2020	September 30, 2019
Stock options	32,618,385	33,683,385
Warrants	157,106,736	12,854,091
Convertible promissory notes	62,678,048	9,204,160
Shares issuable	-	14,617,225
Anti-dilutive equity securities	252,403,169	70,358,861

20.	Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Option Exercise

Subsequent to September 30, 2020, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options to purchase shares of stock under the terms of the respective option agreement.

Shares issued for services

Subsequent to September 30, 2020, the Company issued 1,000,000 shares of common stock for consulting services previously rendered.

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

On August 6, 2020 the Company entered into an Asset Purchase Agreement with Celularity pursuant to which the Company acquired Celularity’s UltraMIST assets.  The UltraMIST® System provides through a fluid mist a low-frequency, non-contact, and pain free ultrasound energy deep inside the wound bed that promotes healing from within. The ultrasound acoustic waves promote healing by reducing inflammation and bacteria in the wound bed, while also increasing the growth of new blood vessels to the area.  The UltraMIST® System treatment must be administered by a healthcare professional.  This proprietary technology has been cleared by the U.S. Food and Drug Administration (FDA) for the promotion of wound healing through wound cleansing and maintenance debridement combined with ultrasound energy deposited inside the wound that stimulated tissue regeneration.

In connection with the Asset Purchase Agreement, on August 6, 2020, the Company entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl®. The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the Field and Territory (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field in the Territory. The License Agreement has an initial five year term, after which it automatically renews for additional one year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term.

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

Our lead product candidate for the global wound care market, dermaPACE, has received FDA clearance for commercial use to treat diabetic foot ulcers in the United States and the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III Premarket Approvals (“PMAs”) approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe and Asia.

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

Financial Overview

Since our inception, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. We expect to devote substantial resources for the commercialization of the dermaPACE System and UltraMIST product line and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $6,011,730 and $2,748,018 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $12,645,898 and $7,679,766 for the nine months ended September 30, 2020 and the September 30, 2019, respectively. These factors create substantial doubt about our ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing will provide the necessary funding for us to continue as a going concern for the next year. See “Liquidity and Capital Resources” for further information regarding our financial condition.

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

On May 29, 2020, the Company received the proceeds from a loan in the amount of approximately $460,000 (the “PPP Loan”) from Truist Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) of under the CARES Act. The PPP Loan matures on May 28, 2022 and bears interest at a rate of 1% per annum. Commencing December 12, 2020, the Company is required to pay the lender equal monthly payments of principal and interest. The PPP Loan is evidenced by a promissory note dated May 28, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties and covenants. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the fourth quarter of 2020, however, no assurance is provided that the Company will apply for, or obtain forgiveness for, any portion of the PPP Loan.

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

Results of Operations for the Three Months ended September 30, 2020 and 2019

Revenues and Cost of Revenues

Revenues for the three months ended September 30, 2020 were $1,966,896, compared to $197,640 for the same period in 2019, an increase of $1,769,256, or 895%. Revenue resulted primarily from sales of Ultramist, Biovance and Interfyl, recognition of Brazil distribution fee and dermaPACE treatments. The increase in revenue for 2020 is primarily due to acquisition of Celularity assets and licensing fees and international distribution fees, as compared to the prior year.

Cost of revenues for the three months ended September 30, 2020 were $548,406 compared to $122,923 for the same period in 2019. Gross profit as a percentage of revenues was 72% for the three months ended September 30, 2020, compared to 38% for the same period in 2019. The increase in gross profit as a percentage of revenues in 2020 was primarily due to sales of Ultramist, Biovance and Interfyl which have a 60% gross profit and increase in high margin dermaPACE treatment fees.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 were $432,155, compared to $299,903 for the same period in 2019, an increase of $132,252, or 44%. The increase in research and development expenses in 2020, as compared to 2019, was due to higher salary and related costs due to increased headcount as a result of the Celularity asset acquisition and Profile repackaging project in 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2020 were $1,373,475, compared to $335,472 for the same period in 2019, an increase of $1,038,003, or 309%. The increase in selling and marketing expenses in 2020, as compared to 2019, was due to higher salary and related costs due to increased headcount as a result of the Celularity asset acquisition, higher commissions and higher costs for tradeshows.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 were $5,054,508, as compared to $1,802,659 for the same period in 2019, an increase of $3,251,849, or 180%. The increase in general and administrative expenses in 2020, as compared to 2019, was due to engagement of specialists for integration of acquisition, implementation of ERP system and accounting for acquisition, increase in legal and consulting fees related to acquisition and increased operating costs such as utilities, rent, and IT services as a result of the acquisition.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2020 was $327,120, compared to $22,338 for the same period in 2019, an increase of $304,782 or 1,364%. The increase was due to goodwill recorded as a part of the acquisition and higher depreciation related to increase in fixed assets as a result of acquisition and leased dermaPACE devices.

Other Income (Expense)

Other income (expense) was a net expense of $242,962 for the three months ended September 30, 2020 as compared to a net expense of $362,363 for the same period in 2019, a decrease of $119,401, or 33% The decrease was primarily due to a a gain on warrant valuation, partially offset by a loss on extinguishment of debt and increase in interest expense due to entering into new debt.

Net Loss

Net loss for the three months ended September 30, 2020 was $6,011,730, or ($0.02) per basic and diluted share, compared to a net loss of $2,748,018, or ($0.01) per basic and diluted share, for the same period in 2019, an increase in the net loss of $3,263,712, or 118%.

Results of Operations for the Nine Months ended September 30, 2020 and 2019

Revenues and Cost of Revenues

Revenues for the nine months ended September 30, 2020 were $2,198,788, compared to $692,579 for the same period in 2019, an increase of $1,506,209, or 217%. Revenue resulted primarily from sales of Ultramist, Biovance and Interfyl, recognition of Brazil distribution fee and dermaPACE treatments. The increase in revenue for 2020 is primarily due to acquisition of Celularity assets and licensing fees and international distribution fees, as compared to the prior year.

Cost of revenues for the nine months ended September 30, 2020 were $663,630, compared to $402,657 for the same period in 2019. Gross profit as a percentage of revenues was 70% for the nine months ended September 30, 2020, compared to 42% for the same period in 2019. The increase in gross profit as a percentage of revenues in 2020 was primarily due to sales of Ultramist, Biovance and Interfyl which have a 60% gross profit and an increase in high margin dermaPACE treatment fees.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020 were $983,816, compared to $867,825 for the same period in 2019, an increase of $115,991, or 13%. The increase in research and development expenses in 2020, as compared to 2019, was due to higher salary and related costs due to increased headcount as a result of the Celularity asset acquisition and Profile repackaging project in 2020.  This is partially offset by decreased study expenses related to our new dosage study in Poland due to COVID-19 pandemic.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2020 were $2,414,477, compared to $901,031 for the same period in 2019, an increase of $1513,446, or 168%. The increase in selling and marketing expenses in 2020, as compared to 2019, was due to higher salary and related costs due to increased headcount as a result of the Celularity asset acquisition and higher commissions.  There was a continued slow-down in the commercialization of dermaPACE in the third quarter of 2020 due to the COVID pandemic.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 were $9,529,218, as compared to $4,746,519 for the same period in 2019, an increase of $4,782,699, or 101%. The increase in general and administrative expenses in 2020, as compared to 2019, was due to engagement of specialists for integration of acquisition, implementation of ERP system and accounting for acquisition, increase in legal and consulting fees related to acquisition and increased operating costs such as utilities, rent, and IT services as a result of the acquisition.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2020 was $444,908, compared to $40,150 for the same period in 2019, an increase of $404,758 or 1,008%. The increase was due to goodwill recorded as a part of the acquisition and higher depreciation related to increase in fixed assets as a result of acquisition and leased dermaPACE devices.

Other Income (Expense)

Other income (expense) was a net expense of $808,637 for the nine months ended September 30, 2020 as compared to a net expense of $1,414,162 for the same period in 2019, a decrease of $605,525, or 43%, in the net expense. The decrease was primarily due to gain on warrant valuation. This is partially offset by an increase in interest expense and loss on extinguishment of debt.

Net Loss

Net loss for the nine months ended September 30, 2020 was $12,645,898, or ($0.04) per basic and diluted share, compared to a net loss of $7,679,766, or ($0.04) per basic and diluted share, for the same period in 2019, an increase in the net loss of $4,966,132, or 65%.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE System and UltraMIST product line and will continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $12,645,898 and $7,679,766 for the nine months ended September 30, 2020 and September 30, 2019, respectively. Management is currently evaluating the impact on cash flows of the Company’s acquisition of certain assets of Celularity Inc., as more fully described in Note 4 to the Company’s condensed consolidated financial statements in this report. These factors create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date.

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities.

The continuation of our business is dependent upon raising additional capital to fund operations through the next quarter and into the first quarter of 2021. Management expects the cash used in operations for the Company will be approximately $100,000 to $205,000 per month for the second half of 2020 as resources are devoted to the commercialization of the dermaPACE product including hiring of new employees, expansion of our international business and continued research and development of next generation of our technology as well as non-medical uses of our technology. Management’s plans are to obtain additional capital in 2020 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

For the nine months ended September 30, 2020 and 2019, net cash used by operating activities was $9,779,889 and $4,684,611, respectively, primarily consisting of professional and consulting fees, compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the nine months ended September 30, 2020, as compared to the same period for 2019, was primarily due to the increase in net loss due to legal, professional and consulting fees related to integration of the acquisition, an increase in accrued expenses of $492,434 an increase in prepaid expenses of $502,346, an increase in accounts payable of $882,779, an increase of accrued employee compensation  of $1,091,858 and increase in interest payable, related parties of $785,132. Net cash used by investing activities for the nine months ended September 30, 2020 was $20,039,142 as compared to net cash used by investing activities for the same period in 2019 of $28,990. The increase in cash used by investing activities is due to the acquisition of UltraMIST from Celularity, as described in Note 4. Net cash provided by financing activities for the nine months ended September 30, 2020 was $33,449,131, which primarily consisted of $21,456,468 from private placement offerings, $13,346,547 from senior promissory notes, $2,450,000 proceeds from purchase of preferred stock, $1,100,000 from convertible notes, and $614,335 from SBA Loans. These proceeds were partially offset by debt payments of $5,457,663 and principal payments on financing leases of $114,806. Net cash provided by financing activities for the nine months ended September 30, 2019 was $4,738,556, which primarily consisted of $1,215,000 of proceeds from short term note, $2,055,414 of proceeds from exercise of warrants, $1,378,142 of proceeds from advances from related parties and $90,000 net increase in line of credit, related parties. Cash and cash equivalents increased by $3,631,136 for the nine months ended September 30, 2020.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2020. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

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

Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

We have identified three material weaknesses in our internal control over financial reporting process resulting from a lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements, a lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for equity components of service agreements with select vendors and cybersecurity breaches from email spoofing. As a result, management concluded that our internal control over reporting was not effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of designing updated changes to its controls as discussed above in “Management’s Plan to Remediate Material Weaknesses.” Further, management is monitoring and reviewing the impact of new processes and need for additional controls due to the acquisition of the UltraMIST business during the quarter.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

None.

Item1A.	RISK FACTORS.

Sanuwave is supplementing the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange on March 30, 2020, to include the following risk factor:

Sanuwave’s growth strategy includes acquisitions that entail significant execution, integration and operational risks.

Sanuwave is pursuing a growth strategy based in part on acquisitions.  In August 2020, the Company entered into an asset purchase agreement with Celularity pursuant to which Sanuwave acquired Celularity’s UltraMIST assets.  The UltraMIST® System is a proprietary technology cleared by the FDA for the promotion of wound healing through wound cleansing and maintenance debridement combined with ultrasound energy deposited inside the wound that stimulated tissue regeneration.  The aggregate cash and stockconsideration paid for the UltraMIST assets was $24,000,000 paid in the form of a combination of cash and debt.  This growth strategy involves significant risks.  Sanuwave is subject to operational and financial risks in connection with historical and future acquisitions if it is unable to:

•	properly value prospective acquisitions, especially those with limited operating histories;
•
successfully integrate the operations, as well as the accounting, financial controls, management information, technology, human resources and other administrative systems of acquired businesses with its existing operations and systems;

•	successfully identify and realize potential synergies among acquired and existing businesses and retain or hire senior management and other key personnel at acquired businesses; and
•	successfully manage acquisition-related strain on its management, operations and financial resources.

In connection with the acquisition of the UltraMIST assets, Sanuwave has not timely filed a Form 8-K/A containing audited historical financial statements of the acquired business assets.  The audited financial statements are required under Rule 3-05 of Regulation S-X.  Until such time as we are able to file these financial statements for the periods required, we will not be in a position to have the SEC declare effective any registration statement.  In addition, any failure to timely file our periodic reports with the SEC could harm our reputation and reduce the market price of our common stock.

Furthermore, Sanuwave may not be successful in addressing other challenges encountered in connection with its acquisitions. The anticipated benefits of one or more of its acquisitions may not be realized or the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events or trends, which could result in significant impairment charges. The occurrence of any these events could have an adverse effect on our business, financial condition and results of operations.

Acquisitions also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems, the retention of key employees and customers, and other issues that could negatively affect our business. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1**	Section 1350 Certification of the Principal Executive Officer.
32.2**	Section 1350 Certification of the Chief Financial Officer.
101.INS*†	XBRL Instance.
101.SCH*†	XBRL Taxonomy Extension Schema.
101.CAL*†	XBRL Taxonomy Extension Calculation.
101.DEF*†	XBRL Taxonomy Extension Definition.
101.LAB*†	XBRL Taxonomy Extension Labels.
101.PRE*†	XBRL Taxonomy Extension Presentation.

Ꚙ	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
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

SANUWAVE HEALTH, INC.

Date: November 23, 2020	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	November 23, 2020

By: /s/ Lisa E. Sundstrom
Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	November 23, 2020