Form 10-Q/A
period 2020-09-30
SANUWAVE Health, Inc.
filed 2021-07-01
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of June 23, 2021, there were issued and outstanding 481,619,621 shares of the registrant’s common stock, $0.001 par value.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. (the “Company”) for the quarterly period ended September 30, 2020 (the “Form 10-Q”), filed on November 23, 2020 with the Securities and Exchange Commission (the “SEC”). This Amendment restates the Company’s financial statements in order to correct an accounting error resulting in the underreporting the amount of warrant derivative liability. The error relates to the determination of the number of shares of common stock subject to a warrant issued by the Company in June 2020 as previously reported by the Company, which warrant contains certain anti-dilution adjustment provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrant, warrant liability associated with the company not having enough authorized shares at the time those anti-dilution provision were triggered  A summary of the accounting impact of these adjustments to the Company’s condensed consolidated unaudited financial statements as of and for the three and nine months ended September 30, 2020 is provided at “Note 20. Restatement of Financial Statements.” We have also added Note 22 which describes a non-compliance notification from a supplier, as well as reclassification of warrant liabilities to current.

Except as described in Notes 8, 11, 14, 20, 22, and the corresponding changes in Net Income and other changes as described above, no other changes have been made to the Company’s Interim Report on Form 10-Q for the three months ended September 30, 2020 (the “Original 10-Q”) except to update the latest number of outstanding shares on the cover page of this Form 10-Q/A. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amendment certifications of the Company’s Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, 32.1, and 32.2) dated as the date of the Amendment.

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

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(As Restated)
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,391,591	$1,760,455
Accounts receivable, net of allowance for doubtful accounts of $32,558 in 2020 and $72,376 in 2019	1,395,815	75,543
Inventory	2,539,475	542,955
Prepaid expenses and other current assets	627,751	125,405
TOTAL CURRENT ASSETS	9,954,632	2,504,358

PROPERTY AND EQUIPMENT, net	979,673	512,042

RIGHT OF USE ASSETS, net	442,197	323,661

OTHER INTANGIBLE ASSETS, net	7,259,795	-

GOODWILL	14,198,799	-

OTHER ASSETS	31,010	41,931
TOTAL ASSETS	$32,866,106	$3,381,992

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,322,192	$1,439,413
Accrued expenses	1,603,543	1,111,109
Accrued employee compensation	2,544,768	1,452,910
Warrant Liability	17,546,260	-
Convertible promissory notes payable	4,000,000	-
Convertible promissory notes, related parties	1,596,254	-
SBA loans	321,821	-
Accrued interest	354,062	-
Operating lease liability	251,372	173,270
Finance lease liability	187,416	121,634
Contract liabilities	65,037	66,577
Accrued interest, related parties	28,864	1,859,977
Notes payable, related parties, net	-	5,372,743
Short term notes payable	-	587,233
Line of credit, related parties	-	212,388
Advances from related parties	-	18,098
TOTAL CURRENT LIABILITIES	30,821,589	12,415,352

NON-CURRENT LIABILITIES
Promissory note payable	10,448,039	-
SBA loans	142,514	-
Finance lease liability	284,588	271,240
Operating lease liability	222,815	185,777
Contract liabilities	45,519	573,224
TOTAL NON-CURRENT LIABILITIES	11,143,475	1,030,241
TOTAL LIABILITIES	41,965,064	13,445,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; 6,175 and 293 shares designated Series A and Series B, respectively	-	-

COMMON STOCK, par value $0.001, 600,000,000 (Note 18) shares authorized; 466,094,621 and 293,780,400 issued and outstanding in 2020 and 2019, respectively	466,095	293,781

ADDITIONAL PAID-IN CAPITAL	135,521,907	115,457,808

ACCUMULATED DEFICIT	(145,025,761)	(125,752,956)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(61,199)	(62,234)
TOTAL STOCKHOLDERS' DEFICIT	(9,098,958)	(10,063,601)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,866,106	$3,381,992

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(As Restated)		(As Restated)

REVENUES
Product	$1,321,248	$158,855	$1,465,147	$444,087
License fees	29,447	16,250	39,447	189,307
Other revenue	616,201	22,535	694,194	59,185
TOTAL REVENUES	1,966,896	197,640	2,198,788	692,579

COST OF REVENUES
Product	533,629	91,179	637,369	334,749
Other	14,777	31,744	26,261	67,908
TOTAL COST OF REVENUES	548,406	122,923	663,630	402,657

GROSS MARGIN	1,418,490	74,717	1,535,158	289,922

OPERATING EXPENSES
Research and development	432,155	299,903	983,816	867,825
Selling and marketing	1,373,476	335,472	2,414,477	901,031
General and administrative	5,054,508	1,802,659	9,529,218	4,746,519
Amortization	244,626	-	244,626	-
Depreciation	82,493	22,338	200,282	40,150
TOTAL OPERATING EXPENSES	7,187,258	2,460,372	13,372,419	6,555,525

OPERATING LOSS	(5,768,768)	(2,385,655)	(11,837,261)	(6,265,603)

OTHER INCOME (EXPENSE)
Gain or (Loss) on warrant liability	(5,590,806)	-	(5,590,806)	227,669
Loss on extinguishment of debt	(503,234)	-	(503,234)	-
Interest expense	(690,659)	(182,001)	(878,331)	(1,120,440)
Interest expense, related party	(61,334)	(175,522)	(431,070)	(508,193)
Loss on foreign currency exchange	(23,836)	(4,840)	(32,103)	(13,199)
TOTAL OTHER INCOME (EXPENSE), NET	(6,869,869)	(362,363)	(7,435,544)	(1,414,163)

NET LOSS	(12,638,637)	(2,748,018)	(19,272,805)	(7,679,766)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,792	(14,061)	869	13,152
TOTAL COMPREHENSIVE LOSS	$(12,635,845)	$(2,762,079)	$(19,271,936)	$(7,666,614)

LOSS PER SHARE:
Net loss - basic and diluted	$(0.03)	$(0.01)	$(0.06)	$(0.04)

Weighted average shares outstanding - basic and diluted	384,502,450	211,423,362	326,405,397	181,088,995

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of Janaury 1, 2019	-	$-	155,665,138	$155,665	$101,153,882	$(116,602,778)	$(62,868)	$(15,356,099)
Net loss	-	-	-	-	-	(2,197,317)	-	(2,197,317)
Cashless warrant exercises	-	-	704,108	704	(704)	-	-	-
Proceeds from warrant exercise	-	-	620,000	620	52,580	-	-	53,200
Conversion of short term notes and convertible notes payable	-	-	3,333,334	3,334	263,333	-	-	266,667
Reclassification of warrant liability to equity due to adoption of ASU 2017-11	-	-	-	-	262,339	1,279,661	-	1,542,000
Foreign currency translation adjustment	-	-	-	-	-	-	(2,398)	(2,398)

Balances as of March 31, 2019	-	$-	160,322,580	$160,323	$101,731,430	$(117,520,434)	$(65,266)	$(15,693,947)
Net loss	-	-	-	-	-	(2,734,431)	-	(2,734,431)
Cashless warrant exercises	-	-	2,997,375	2,997	13,003	-	-	16,000
Proceeds from warrant exercise	-	-	17,051,769	17,052	1,333,005	-	-	1,350,057
Other warrant exercise	-	-	5,804,167	5,804	451,697			457,501
Conversion of short term notes and convertible notes payable	-	-	2,475,000	2,475	177,525	-	-	180,000
Stock-based compensation	-	-	-	-	31,758	-	-	31,758
Warrants issued for consulting services	-	-	-	-	36,067	-	-	36,067
Foreign currency translation adjustment	-	-	-	-	-	-	1,489	1,489

Balances as of June 30, 2019	-	$-	188,650,891	$188,651	$103,774,485	$(120,254,865)	$(63,777)	$(16,355,506)
Net loss	-	-	-	-	-	(2,748,018)	-	(2,748,018)
Cashless warrant exercises	-	-	1,710,674	1,711	18,289	-	-	20,000
Proceeds from warrant exercise	-	-	10,506,593	10,506	961,528	-	-	972,034
Other warrant exercise	-	-	40,355,006	40,355	4,014,500	-	-	4,054,855
Conversion of line of credit, related parties to equity	-	-	4,545,455	4,545	495,455	-	-	500,000
Stock-based compensation	-	-	-	-	224,400	-	-	224,400
Foreign currency translation adjustment	-	-	-	-	-	-	14,061	14,061

Balances as of September 30, 2019	-	$-	245,768,619	$245,768	$109,488,657	$(123,002,883)	$(49,716)	$(13,318,174)

								As Restated
Balances as of Janaury 1, 2020	-	$-	293,780,400	$293,781	$115,457,808	$(125,752,956)	$(62,234)	$(10,063,601)
Net loss	-	-	-	-	-	(3,001,148)	-	(3,001,148)
Proceeds from warrant exercise	-	-	1,000,000	1,000	9,000	-	-	10,000
Shares issued for services	-	-	1,000,000	1,000	199,000	-	-	200,000
Stock-based compensation	-	-	-	-	21,900	-	-	21,900
Conversion of short term notes	-	-	1,820,461	1,820	262,164	-	-	263,984
Conversion of advances from related parties	-	-	62,811	63	2,035	-	-	2,098
Foreign currency translation adjustment	-	-	-	-	-	-	4,826	4,826

Balances as of March 31, 2020	-	$-	297,663,672	$297,664	$115,951,907	$(128,754,104)	$(57,408)	$(12,561,941)
Net loss	-	-	-	-	-	(3,633,020)	-	(3,633,020)
Proceeds from PIPE	-	-	1,071,428	1,071	148,929	-	-	150,000
Proceeds from stock option exercise	-	-	225,000	225	44,025	-	-	44,250
Beneficial conversion feature on convertible debt	-	-	-	-	560,682	-	-	560,682
Shares issued for services	-	-	2,200,000	2,200	515,300	-	-	517,500
Conversion of short term notes and settlements	-	-	759,328	759	89,986	-	-	90,745
Conversion of advances from related parties	-	-	200,000	200	15,800	-	-	16,000
Foreign currency translation adjustment	-	-	-	-	-	-	(6,749)	(6,749)

Balances as of June 30, 2020	-	$-	302,119,428	$302,119	$117,326,629	$(132,387,124)	$(64,157)	$(14,822,533)
Net loss (As Restated)	-	-	-	-	-	(12,638,637)	-	(12,638,637)
Proceeds from PIPE (As Restated)	-	-	123,550,000	123,550	12,408,966	-	-	12,532,516
LGH Warrant Liability (As Restated)					(249,049)			(249,049)
Series C Preferred Conversion	-	-	16,071,390	16,072	2,233,928	-	-	2,250,000
Series D Preferred Conversion	-	-	1,428,568	1,429	198,571	-	-	200,000
Shares issued for services	-	-	5,000,000	5,000	1,075,000	-	-	1,080,000
Inducement shares issued			200,000	200	44,540			44,740
Conversion of short term notes and settlements	-	-	2,250,000	2,250	207,750	-	-	210,000
Conversion of notes payable, related parties to equity	-	-	15,475,235	15,475	2,275,572	-	-	2,291,047
Foreign currency translation adjustment	-	-	-	-	-	-	2,958	2,958

Balances as of September 30, 2020 (As Restated)	-	$-	466,094,621	$466,095	$135,521,907	$(145,025,761)	$(61,199)	$(9,098,958)

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2020 (As Restated)	Nine Months Ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,272,805)	$(7,679,766)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of intangibles	244,626	-
Depreciation	200,282	40,150
Bad Debt Expense	(39,818)	(18,835)
Share-based payment	21,900	256,158
Shares issued for services	1,797,500	-
Shares issued for inducement shares	44,740	-
Loss on extinguishment of debt	503,234	-
Warrants issued for consulting services	-	36,067
Gain or (Loss) on warrant liability	5,590,806	(227,669)
Amortization of debt issuance costs	214,431	-
Accrued interest	191,031	1,139,904
Interest payable, related parties	696,208	508,193
Amortization of operating leases	(3,396)	(14,634)
Waived proceeds from warrant exercise	-	36,000
Changes in operating assets and liabilities
Accounts receivable - trade	(1,280,454)	197,301
Inventory	(136,555)	66,884
Prepaid expenses	(502,346)	(83,007)
Due from related parties	-	1,228
Other assets	10,921	(13,567)
Operating leases	-	9,513
Financing leases	1,980
Accounts payable	882,779	118,908
Accrued expenses	492,434	127,586
Accrued employee compensation	1,091,858	863,400
Contract liabilties	(529,245)	(48,425)
NET CASH USED BY OPERATING ACTIVITIES	(9,779,889)	(4,684,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of UltraMIST (Note 4)	(20,000,000)	-
Purchases of property and equipment	(39,142)	(28,990)
NET CASH USED BY INVESTING ACTIVITIES	(20,039,142)	(28,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock	2,450,000	-
Proceeds from convertible promissory note	1,100,000	-
Proceeds from SBA loan	614,335	-
Proceeds from PIPE offering	21,456,468	-
Proceeds from senior promissory notes	13,346,547
Proceeds from stock option exercise	44,250	90,000
Proceeds from short term note	-	1,215,000
Proceeds from warrant exercise	10,000	1,378,142
Advances from related parties	-	2,055,414
Payments of debt	(5,457,663)
Payments of principal on finance leases	(114,806)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,449,131	4,738,556

EFFECT OF EXCHANGE RATES ON CASH	1,036	13,152

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,631,136	38,107

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,760,455	364,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,391,591	$402,656

NONCASH INVESTING AND FINANCING ACTIVITIES

Acquisition of UltraMIST partially financed with convertible promissory note	$4,000,000	-
Conversion of short term notes payable to equity	$564,729	$2,860,769
Other warrant exercise	-	$924,649

Conversion of line of credit, related parties to equity	-	$680,000

Conversion of advances from related party to equity	$18,098	-

Additions to right of use assets from new finance lease liabilities	$127,611	-

Beneficial conversion feature on convertible debt	$560,682	-

Reclassification of warrant liability to equity	-	$1,542,000

Accounts payable and Accrued employee compensation converted to equity	-	$36,500

Conversion of convertible promissory notes to equity	-	$1,918,254

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

1.	Nature of the Business (continued)

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

The Company does not currently generate significant recurring revenue and may require additional capital during 2020. As of September 30, 2020, the Company had cash and cash equivalents of $5,391,591. For the nine months ended September 30, 2020, the net cash used by operating activities was $9,779,889. The Company incurred a restated net loss of $19,272,805 for the nine months ended September 30, 2020. Such factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this report.

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

3	Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are summarized below and should be read in conjunction with the 2019 Annual Report:

Principles of consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

3	Summary of Significant Accounting Policies (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

3	Summary of Significant Accounting Policies (continued)

Sequencing policy – The Company has granted certain options and warrants which, upon settlement, may exceed the limit on the authorized number of shares of common stock. The Company follows a sequencing policy for which in the event partial reclassifications of contracts subject to ASC 815-40-25 is necessary, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of earliest issuance date of potentially dilutive instruments with the earliest grants receiving first allocation of shares. On August 6, 2020, the Company issued shares of common stock, convertible debt and warrants exercisable into shares of common stock in connection with a private placement funding and Senior Notes. In the event that all outstanding convertible securities were converted into shares of common stock of the Company, the Company would exceed the total number of shares authorized for issuance in the Company’s Articles of Incorporation. The Company has applied its sequencing policy to and determined that all convertible securities are convertible into shares of common stock other than warrants to purchase 64,119,742 shares of common stock issued on August 6, 2020.  These warrants were valued at $8,656,165 at August 6, 2020 and recorded as a liability in the condensed consolidated balance sheet.

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

Purchase consideration
August 6, 2020
Cash paid at closing	$18,890,000
Seller convertible note	4,000,000
Previous cash deposit pursuant to letter of intent	1,110,000
Total	$24,000,000

Net assets acquired	Fair Value at August 6, 2020
Inventory	$1,859,965
Property, plant and equipment	436,815
Intangible assets (a)	14,443,425
Goodwill (b)	7,259,795
Total	$24,000,000

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

4.	Asset Purchase Agreement (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

4.	Asset Purchase Agreement (continued)

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(restated)		(restated)

Total revenue	$2,770,646	$2,325,640	$5,973,538	$6,810,404
Net loss	$(12,549,181)	$(4,863,590)	$(23,869,495)	$(14,855,293)

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

The Company recorded a current warrant liability of $3,050,240 for the fair value of the warrant. The outstanding balance of the Note at September 30, 2020 was $10,448,039 and accrued interest of $280,729. Further, as of September 30, 2020, the Company had unamortized debt issuance costs of $1,600,115.

8.	Convertible promissory notes (Restated)

On August 6, 2020, the Company entered into an asset purchase agreement with Celularity Inc., described in Note 4 pursuant to which the Company acquired Celularity’s UltraMIST assets. A portion of the aggregate consideration of $24,000,000 paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4,000,000. The Seller Note has a maturity date of August 6, 2021 and accrues interest at a rate equal to 12.0% per annum. In the event that the Seller Note has not been repaid prior to January 1, 2021, Celularity may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. As this conversion option is contingent on a future event, the conversion option has not been bifurcated from the host instrument as of September 30, 2020. The Seller Note is expressly subordinate to the NWPSA “Senior Debt” described in Note 7. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty. As of September 30, 2020, $4,000,000 remained outstanding and had accrued interest of $73,333.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

8.	Convertible promissory notes (Restated) (continued)

On June 5, 2020, the Company entered into a Securities Purchase Agreement with investor LGH Investments LLC (the “Investor”) for (i) a Promissory Note (the “Convertible Promissory Note”) in the original principal amount of $1,210,000, convertible into shares of common stock, (ii) warrants entitling the Investor to acquire 1,075,000 shares of common stock (the “Warrants”) and (iii) 200,000 restricted common shares in the Company as an inducement grant (the “Inducement Shares”). Such note contained certain default provisions, as defined, resulting in net proceeds of $1,100,000. As part of the Securities Purchase Agreement, the Company established a reserve of shares of its authorized but unissued and unreserved common stock in the amount of 11,000,000 shares for purposes of exercise of the Warrant or conversion of the Convertible Promissory Note. The Convertible Promissory Note matures on February 5, 2021 and includes a one-time interest charge of 8% to be applied on the issuance date to the original principal amount. The Investor can convert the Convertible Promissory Note and interest at any time prior to maturity to the number of shares of common stock, equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.25. The Warrants have an exercise price of $0.35 per share and have a term of five years and recorded as a derivative liability (see Footnote 12). With respect to the Inducement Shares, in the event the Company’s share price has declined on the date on which the Investor seeks to have the restricted legend removed on such shares, the Company agrees to issue the Investor additional shares such that the aggregate value of the Inducement Shares equals the aggregate value of the Inducement Shares as of June 5, 2020. The Inducement Shares were issued on September 11, 2020 and included in common stock and additional paid in capital.

On August 6, 2020, the Company repaid all amounts owing to LGH Investments, LLC in the original principal amount of $1,210,000. As a result, all obligations of the Company under the convertible promissory note have been terminated. The Company recorded a loss on extinguishment of debt of approximately $503,234 during the three and nine months ended September 30, 2020. The Warrants issued to LGH Investments, as more fully described in Note 11, contain certain ratchet provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of certain dilutive issuances of securities by the Company during the third quarter of 2020, the exercise price of the Warrants decreased to $0.01 per share and the number of shares subject to the Warrants increased to 35,000,000 shares as of September 30, 2020.  A Derivative Liability – Warrant was recorded for this decrease in exercise price with the offset to  loss on warrant liability.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

9.	SBA Loans (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

10.	Convertible notes payable, related parties and Notes payable, related parties (continued)

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

11.	Warrant Liabilities (Restated)

On August 6, 2020, the Company, issued 132,816,250 warrants to investors and the placement agent in connection with a private placement offering (Note 14). Additionally, on that date, the Company issued 13,091,160 warrants to the holder of the Senior Notes (Note 7) and 8,275,235 warrants to settle certain outstanding debt (Note 10).

At the time of issuance of the warrants, if all outstanding convertible securities were converted into shares of common stock, the Company would have exceeded its available authorized shares of common stock of 600,000,000 shares. If all outstanding convertible securities were converted into shares of common stock, the Company would have 713,439,897 shares issued and outstanding.  As a result of the limits on the Company’s authorized shares, a portion of the Company’s obligations under the warrants have been determined to be a liability.

The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC 480 “Distinguishing Liabilities from Equity”. In accordance with the accounting guidance, 111,210,902 of the outstanding warrants are recognized as a warrant liability on the balance sheet and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the statement of operations.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

11.	Warrant Liabilities (continued)

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

On August 6, 2020, the Company consummated a series of transactions, involving the issuance of common stock and various equity-linked instruments, each of which constitutes a dilutive issuance in the LGH Warrant Agreement (see Note 8) which triggered the ratchet provision, with the effect of decreasing the warrant’s exercise price to $0.01. With the reduction of the warrant exercise price from the initial $0.35 to $0.01 per share, in order to maintain the $350,000 aggregate exercise amount in effect prior to the adjustment (1,000,000 warrant shares with an exercise price of $0.35), as required by the ratchet provision, the Company was required to increase the number of warrant shares to 35,000,000, thereby entitling LGH to purchase 35,000,000 shares of the Company’s common stock at $0.01 per share.

The Company determined that these warrants meet the definition of a derivative liability.  Pursuant to this conclusion, the warrant was recorded as derivative liability at inception, initially measured at its fair value, and subsequently remeasured at fair value at each reporting date, with changes in the fair value reported in earnings.

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.  The fair value of the derivative warrant liability was measured using the Black Scholes Merton (“BSM") option pricing model.  Given the plain vanilla nature of the Warrant terms, including the absence of any exercise contingencies, the BSM sufficiently captures the terms of the Warrant as inputs to the valuation and produces a value that is not materially different from a binomial/lattice model using the following assumptions:

LGH
Binomial Assumptions	Issuance date (1) 5-Jun-20	Period ended 30-Jun-20	Ratchet Date (5) 6-Aug-20	Period ended 30-Sep-20
Exercise Price(1)	$0.35	$0.35	$0.01	$0.01
Warrant Expiration Date (1)	5-Jun-25	5-Jun-25	5-Jun-25	5-Jun-25
Stock Price (2)	$0.27	$0.2625	$0.2437	$0.22
Interest Rate (annual) (3)	0.29%	0.29%	0.20%	0.26%
Volatility (annual) (4)	107%	107%	103%	101%
Time to Maturity (Years)	5	4.93	4.83	4.68
Calculated fair value per share	$0.25	$0.25	$0.24	$0.21

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated June 5, 2020.

(2)	Based on the trading value of common stock of the Company as of June 5, 2020 and each presented period ending date.

(3)	Interest rate for U.S. Treasury Bonds, as of June 5, 2020, and each presented period ending date, as published by the U.S. Federal Reserve.

(4)	Based on the historical daily volatility of the Company as of June 6, 2020, and each presented period ending date.

(5)	Based on the terms provided in the warrant agreement to purchase common stock at date of the ratchet trigger August 6, 2020.

The warrants outstanding and fair values at each of the respective valuation dates are summarized below:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Fair Value at remeasurement date of June 30, 2020	1,000,000	0.249	$249,049
Additional Warrants classified as Liabilities August 6, 2020	111,210,902	0.206	22,888,017
Fair Value at date of August 6, 2020	112,210,902	0.206	$23,137,066
Gain or (Loss) on warrant liability			(5,590,806)
Fair Value as of period ended September 30, 2020	112,210,902	0.156	17,546,260

During the three and nine months ending September 30, 2020, the Company recorded a loss on changes in fair value of warrant liability of $ 5,590,806, respectively. During the three and nine months ending September 30, 2019, there were no warrant liabilities or corresponding changes in valuation.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

13.	Equity transactions (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

13.	Equity transactions (continued)

PIPE Offering (Restated)

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

On August 6, 2020, the Company entered into a Securities Purchase Agreement in connection with the acquisition of UltraMIST, as discussed in Note 4, and issued 123,550,000 shares of common stock and accompanying Class E Warrants to purchase up to an additional 123,550,000 shares of common stock to certain investors for an aggregate purchase price of $0.20 per share of common stock and accompanying Warrant. It also issued Class E Warrants to a third-party placement agent to purchase up to 9,266,250 shares of common stock on the same terms as the Warrants. The Warrants have an exercise price of $0.25 per share and a three year term.  The private placement generated net proceeds of $21,456,468. The shares of common stock issued in the private placement have a par value of $0.001, resulting in an increase to common stock of $123,550. Since at the date of issuance the Company did not have a sufficient number of authorized shares to satisfy the Warrants in the event that they were exercised (and all other outstanding convertible securities were converted into shares of common stock) which could cause the net cash settlement of the Warrants, the Company recorded a liability of $ 8,656,165 for the fair value of the Warrants that were in excess of the available authorized shares. The Company recorded the residual amount of $ 12,408,966 from the net proceeds to stockholders’ equity.

Inducement Shares

During the nine months ended September 30, 2020, the Company issued 200,000 shares of common stock related to the June 5, 2020, Securities Purchase Agreement with LGH Investments, LLC, as described in Note 10.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

14.	Warrants (Restated)

A summary of the warrant activity during the nine months ended September 30, 2020 is presented as follows:

Warrant class	Outstanding as of December 31, 2019	Issued	Exercised	Expired	Outstanding as of September 30, 2020

Class E Warrants	-	141,091,485	-	-	141,091,485
Class K Warrants	7,200,000	-	(7,200,000)	-	-
Class O Warrants	909,091	-	-	-	909,091
Class P Warrants	1,365,000	-	(1,000,000)	(100,000)	265,000
LGH Warrant	-	35,000,000	-	-	35,000,000
NH Warrant	-	13,091,160	-	-	13,091,160
	9,474,091	189,182,645	(8,200,000)	(100,000)	190,356,736

A summary of the warrant exercise price per share and expiration date is presented as follows:

	Exercise price/share	Expiration date
Class E Warrants	$0.25	August 2023
Class K Warrants	$0.08	June 2025
Class K Warrants	$0.11	August 2027
Class O Warrants	$0.11	January 2022
Class P Warrants	$0.20	June 2024
LGH Warrant	$0.01	June 2025
NH Warrant	$0.01	August 2030

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

15.	Commitments and contingencies (continued)

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
$474,187

As of September 30, 2020, the maturities of the Company’s lease liability – right of use which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2020 (remainder)	$71,918
2021	290,552
2022	96,195
2023	68,017
2024	8,028
2025	3,345
Total lease payments	538,055
Less: Present value adjustment	(63,868)
Lease liability - right of use	$474,187

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

15.	Commitments and contingencies (continued)

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

15.	Commitments and contingencies (continued)

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

	September 30, 2020	September 30, 2019

Stock options	32,618,385	33,683,385
Warrants	190,356,736	12,854,091
Convertible promissory notes	56,988,540	9,204,160
Shares issuable	-	14,617,225
Anti-dilutive equity securities	279,963,661	70,358,861

20.	Restatement of financial statements

On February 12, 2021, the Company determined an error in the accounting for certain of the Company’s warrants previously issued. Such warrants should have been reflected as liabilities on the condensed consolidated balance sheets included in the Original 10-Q, rather than as a component of equity.

Specifically, the Company’s financial statements as of and for the three and nine months ended September 30, 2020, contained the following errors: (i) understatement of derivative warrant liability of $8,225,956 (ii) understatement of weighted average shares outstanding of 82,383,022 for the three months ended September 30, 2020 and 2,674,538 for the nine months ended September 30, 2020 and (iii) understatement of the Net Loss on the Statement of Operations of $6,626,907.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

20.	Restatement of financial statements (continued)

The effects of the adjustments on the Company’s previously issued financial statements as of and for the three and nine months ended September 30, 2020 are summarized as follows:

As of September 30, 2020	Originally Reported	Restatement Adjustment	As Restated

LIABILITIES
CURRENT LIABILITIES
Warrant Liability	6,440,249	11,106,011	17,546,260
TOTAL CURRENT LIABILITIES	19,715,578	11,106,011	30,821,589
NON - CURRENT LIABILITIES
Warrant Liability	2,880,055	(2,880,055)	-
TOTAL NON-CURRENT LIABILITIES	14,023,530	(2,880,055)	11,143,475
TOTAL LIABILITIES	33,739,108	8,225,956	41,965,064
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
ADDITIONAL PAID-IN CAPITAL	137,120,956	(1,599,049)	135,521,907

ACCUMULATED DEFICIT	(138,398,688)	(6,626,907)	(145,025,761)

TOTAL STOCKHOLDERS' DEFICIT	(873,002)	(8,225,956)	(9,098,958)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,866,106	$(0)	$32,866,106

Three Months Ended September 30, 2020	Originally Reported	Restatement Adjustment	As Restated

OTHER INCOME (EXPENSES)
Gain or (Loss) on warrant derivative liability	1,036,101	(6,626,907)	(5,590,806)
TOTAL OTHER INCOME (EXPENSES)	(242,962)	(6,626,907)	(6,869,869)

NET LOSS	(6,011,730)	(6,626,907)	(12,638,637)

TOTAL COMPREHENSIVE LOSS	$(6,008,938)	$(6,626,907)	$(12,635,845)

LOSS PER SHARE
Net loss - basic and diluted	$(0.02)	$(0.01)	$(0.03)

Weighed average shares outstanding - basic and diluted	302,119,428	82,383,022	384,502,450

Nine Months Ended September 30, 2020	Originally Reported	Restatement Adjustment	As Restated

OTHER INCOME (EXPENSES)
Loss on warrant liability	1,036,101	(6,626,907)	(5,590,806)
TOTAL OTHER INCOME (EXPENSES)	(808,637)	(6,626,907)	(7,435,544)

NET LOSS	(12,645,898)	(6,626,907)	(19,272,805)

TOTAL COMPREHENSIVE LOSS	$(12,645,029)	$(6,626,907)	$(19,271,936)

LOSS PER SHARE
Net loss - basic and diluted	$(0.04)	$(0.02)	$(0.06)

Weighed average shares outstanding - basic and diluted	323,730,859	2,674,538	326,405,397

Nine Months Ended September 30, 2020	Originally Reported	Restatement Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(12,645,898)	(6,626,907)	(19,272,805)
Gain or (Loss) on warrant liability	(1,036,101)	6,626,907	5,590,806
NET CASH USED BY OPERATING ACTVITIES	(9,779,889)	-	(9,779,889)

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020

21.	Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Option Exercise

Subsequent to September 30, 2020, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options to purchase shares of stock under the terms of the respective option agreement.

Shares issued for services

Subsequent to September 30, 2020, the Company issued 1,000,000 shares of common stock for consulting services previously rendered.

22.	Supplier Dispute

In May 2021, the Company received notification that it is not in compliance with the License Agreement discussed in Note 6.  The Company is in the process of reviewing the notification and preparing a response.  It is too early to determine the outcome of this matter.  Any potential impact to the Company cannot be fully determined at this time.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Overview (Restated)

Since our inception, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. We expect to devote substantial resources for the commercialization of the dermaPACE System and UltraMIST product line and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $12,638,637 and $2,748,018 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $19,272,805 and $7,679,766 for the nine months ended September 30, 2020 and the September 30, 2019, respectively.

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

Restatement of Previously Issued Financial Statements

This quarterly report contains the restated condensed consolidated balance sheet as of September 30, 2020 and the effects of the restated condensed consolidated statements of operations for the three and nine months ended September 30, 2020.  Notes to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

On February 12, 2021, the Company determined an error in the accounting related to underreporting of the amount of derivative warrant liability.  The Company changed its accounting for certain of the Company’s warrants previously issued in connection with convertible note payable as well as reclassification of warrants issued in the Aug 6, 2020 financing due to a lack of authorized shares.  Such warrants, should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-Q, rather than as a component of equity.

Specifically, the change in treatment of the warrants resulted in a change to the equity, and liability portions of the consolidated balance sheets as of September 30, 2020 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

Results of Operations for the Three Months ended September 30, 2020 and 2019 (Restated)

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

Other Income (Expense)

Other income (expense) was a net expense of $6,869,869 for the three months ended September 30, 2020 as compared to a net expense of $362,363 for the same period in 2019, an increase of $6,507,506, or 1796%. The increase was primarily due to a loss on warrant valuation, a loss on extinguishment of debt and increase in interest expense due to entering into new debt.

Net Loss

Net loss for the three months ended September 30, 2020 was $12,638,637, or ($0.03) per basic and diluted share, compared to a net loss of $2,748,018, or ($0.01) per basic and diluted share, for the same period in 2019, an increase in the net loss of $9,890,619, or 358%.

Results of Operations for the Nine Months ended September 30, 2020 and 2019 (Restated)

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

Other Income (Expense)

Other income (expense) was a net expense of $7,435,544 for the nine months ended September 30, 2020 as compared to a net expense of $1,414,163 for the same period in 2019, an increase of $6,011,381, or 426%, in the net expense. The increase was primarily due to loss on warrant valuation, an increase in interest expense and loss on extinguishment of debt.

Net Loss

Net loss for the nine months ended September 30, 2020 was $19,272,805, or ($0.06) per basic and diluted share, compared to a net loss of $7,679,766, or ($0.04) per basic and diluted share, for the same period in 2019, an increase in the net loss of $11,593,039, or 151%.

Liquidity and Capital Resources (Restated)

We expect to devote substantial resources for the commercialization of the dermaPACE System and UltraMIST product line and will continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $19,272,805 and $7,679,766 for the nine months ended September 30, 2020 and September 30, 2019, respectively. Management is currently evaluating the impact on cash flows of the Company’s acquisition of certain assets of Celularity Inc., as more fully described in Note 4 to the Company’s condensed consolidated financial statements in this report. These factors create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date.

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

On February 12, 2021, the Company determined an error in the accounting related to underreporting of the amount of derivative warrant liabilities. The Company changed its accounting for certain of the Company’s warrants previously issued in connection with convertible note payable as well as reclassification of warrants issued in the August 6, 2020 financing due to a lack of authorized shares. Such warrants, and reservation of additional shares should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-Q, rather than as a component of equity.

Specifically, the change in treatment of the warrants resulted in a change to the equity, and liability portions of the condensed consolidated balance sheets as of September 30, 2020 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

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

Management’s Plan to Remediate Material Weaknesses

Beginning in 2019 and continuing in 2020, we engaged external consultants with appropriate experience applying GAAP technical accounting guidance, and we have hired additional accounting personnel. We engaged external consultants to review revenue recognition for new products, lease agreements, internal controls and related procedures and review of documentation of internal controls in addition to new equity and debt financing arrangements. We also contracted with an external financial reporting consultants in 2020, and the company plans on hiring additional account staff to enable further segregation of duties and additional review procedures.

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

Changes in Internal Control over Financial Reporting

There continue to be management review and discussion around internal control over financial reporting. Management is in the process of designing updated changes to its controls as discussed above in “Management’s Plan to Remediate Material Weaknesses.” Further, management is monitoring and reviewing the impact of new processes and need for additional controls due to the acquisition of the UltraMIST business during the quarter.

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

SANUWAVE HEALTH, INC.

Date: July 1, 2021	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors	July 1, 2021
(principal executive officer)

By: /s/ Lisa E. Sundstrom
Name: Lisa E. Sundstrom	Chief Financial Officer	July 1, 2021
(principal financial and accounting officer)