Form 10-K
period 2020-12-31
SANUWAVE Health, Inc.
filed 2021-10-21
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to.
Commission File Number: 000-52985

SANUWAVE Health, Inc.
(Exact Name of Registrant as Specified in Charter)

Nevada	20-1176000
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3360 Martin Farm Road, Suite 100 Suwanee, Georgia	30024
(Address of Principal Executive Offices)	(Zip Code)

(770) 419-7525
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SNWV	OTC Expert

Securities registered pursuant to Section 12(b) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $66.7 million.

As of October 11, 2021, there were issued and outstanding 481,619,621 shares of the registrant’s common stock.

SANUWAVE Health, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: any expected benefits of the Celularity Inc. asset acquisition and its impact on the Company; the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for dermaPACE® and our product candidates; success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could affect the level of demand for our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission (the “SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  The Company undertakes no obligation to revise or update any forward-looking statements.

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

Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE® System as a Class II device via the de novo process.  As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the de novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

On August 6, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Celularity Inc. (“Celularity”) pursuant to which we acquired Celularity’s UltraMIST assets (“UltraMIST” or the “Assets”).  The UltraMIST® System provides through a fluid mist a low-frequency, non-contact, and pain free ultrasound energy deep inside the wound bed that promotes healing from within. The ultrasound acoustic waves promote healing by reducing inflammation and bacteria in the wound bed, while also increasing the growth of new blood vessels to the area.  The UltraMIST® System treatment must be administered by a healthcare professional.  This proprietary technology has been cleared by the U.S. Food and Drug Administration (FDA) for the promotion of wound healing through wound cleansing and maintenance debridement combined with ultrasound energy deposited inside the wound that stimulated tissue regeneration.

In connection with the Asset Purchase Agreement, on August 6, 2020, we entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to us a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides us with an exclusive license to use, market, distribute and sell Biovance® in the “Field” and “Territory” (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field in the Territory. The License Agreement has an initial five-year term, after which it automatically renews for additional one-year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. The Company is marketing its dermaPACE® System for treatment usage in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia,,Brazil , Mexico,  and Asia/Pacific.  The Company generates revenue streams from dermaPACE® treatments, product sales, licensing transactions and other activities, and with its recent acquisition of the UltraMIST® assets, SANUWAVE now combines two highly complementary and market-cleared energy transfer technologies used in the dermaPACE® and UltraMIST® Systems and two human tissue biologic products (Biovance® and Interfyl®), creating a platform of scale with an end-to-end product offering in the advanced wound care market.

Our lead product candidate for the global wound care market, dermaPACE®, has received FDA clearance for commercial use to treat diabetic foot ulcers in the United States and the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III Premarket Approvals (“PMAs”) approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe and Asia.

We are focused on developing our Pulsed Acoustic Cellular Expression (PACE) technology to activate healing in:

•	wound conditions, including diabetic foot ulcers, venous and arterial ulcers, pressure sores, burns and other skin eruption conditions;
•
orthopedic applications, such as eliminating chronic pain in joints from trauma, arthritis or tendons/ligaments inflammation, speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, and other potential sports injury applications;

•	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
•	cardiac applications for removing plaque due to atherosclerosis improving heart muscle performance.

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

The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of products, including from our customers, while also disrupting supply channels and marketing activities for an unknown period of time until the disease is contained.  Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring.  We expect all of these factors to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

We were formed as a Nevada corporation in 2004.  We maintain a public internet site at www.sanuwave.com.  The information on our websites is not part of this Annual Report on Form 10-K and are not incorporated by reference.

Pulsed Acoustic Cellular Expression (PACE) Technology for Regenerative Medicine

Our PACE product candidates, including our lead product candidate, dermaPACE®, deliver high-energy acoustic pressure waves in the shock wave spectrum to produce compressive and tensile stresses on cells and tissue structures. These mechanical stresses at the cellular level have been shown in pre-clinical work to promote angiogenic and positive inflammatory responses, and quickly initiate the healing cascade. This has been shown in pre-clinical work to result in microcirculatory improvement, including increased perfusion and blood vessel widening (arteriogenesis), the production of angiogenic growth factors, enhanced new blood vessel formation (angiogenesis) and the subsequent regeneration of tissue such as skin, musculoskeletal and vascular structures. PACE procedures trigger the initiation of an accelerated inflammatory response that speeds wounds into proliferation phases of healing and subsequently returns a chronic condition to an acute condition to help reinitiate the body’s own healing response. We believe that our PACE technology is well suited for various applications due to its activation of a broad spectrum of cellular events critical for the initiation and progression of healing.

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

dermaPACE® – Our Lead Product Candidate

The FDA granted approval of our Investigational Device Exemption (IDE) to conduct two double-blinded, randomized clinical trials utilizing our lead device product for the global wound care market, the dermaPACE® device, in the treatment of diabetic foot ulcers.

The dermaPACE® system was evaluated using two studies under IDE G070103. The studies were designed as prospective, randomized, double-blind, parallel-group, sham-controlled, multi-center 24-week studies at 39 centers. A total of 336 subjects were enrolled and treated with either dermaPACE® plus conventional therapy or conventional therapy (a.k.a. standard of care) alone. Conventional therapy included, but was not limited to, debridement, saline-moistened gauze, and pressure reducing footwear. The objective of the studies was to compare the safety and efficacy of the dermaPACE® device to sham-control application. The prospectively defined primary efficacy endpoint for the dermaPACE® studies was the incidence of complete wound closure at 12 weeks post-initial application of the dermaPACE® system (active or sham). Complete wound closure was defined as skin re-epithelialization without drainage or dressing requirements, confirmed over two consecutive visits within 12-weeks. If the wound was considered closed for the first time at the 12-week visit, then the next visit was used to confirm closure. Investigators continued to follow subjects and evaluate wound closure through 24 weeks.

Between the two studies there were over 336 patients evaluated, with 172 patients treated with dermaPACE® and 164 control group subjects with use of a non-functional device (sham). Both treatment groups received wound care consistent with the standard of care in addition to device application. Study subjects were enrolled using pre-determined inclusion/exclusion criteria in order to obtain a homogenous study population with chronic diabetes and a diabetic foot ulcer that has persisted a minimum of 30 days and its area is between 1cm2 and 16cm2, inclusive. Subjects were enrolled at Visit 1 and followed for a run-in period of two weeks. At two weeks (Visit 2 – Day 0), the first treatment was applied (either dermaPACE® or Sham Control application). Applications with either dermaPACE® or Sham Control were then made at Day 3 (Visit 3), Day 6 (Visit 4), and Day 9 (Visit 5) with the potential for 4 additional treatments in Study 2. Subject progress including wound size was then observed on a bi-weekly basis for up to 24 weeks at a total of 12 visits (Weeks 2-24; Visits 6-17).

We retained Musculoskeletal Clinical Regulatory Advisers, LLC (MCRA) in January 2015 to lead the Company’s interactions and correspondence with the FDA for the dermaPACE®, which have already commenced. MCRA has successfully worked with the FDA on numerous Premarket Approvals (PMAs) for various musculoskeletal, restorative and general surgical devices since 2006.

Working with MCRA, we submitted to FDA a de novo petition on July 23, 2016. Due to the strong safety profile of our device and the efficacy of the data showing statistical significance for wound closure for dermaPACE® subjects at 20 weeks, we believe that the dermaPACE® device should be considered for classification into Class II as there is no legally marketed predicate device and there is not an existing Class III classification regulation or one or more approved PMAs (which would have required a reclassification under Section 513(e) or (f)(3) of the FD&C Act). On December 28, 2017, the FDA determined that the criteria at section 513(a)(1)(A) of (B) of the FD&C Act were met and granted the de novo clearance classifying dermaPACE® as Class II and available to be marketed immediately.

Finally, our dermaPACE® device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. The dermaPACE® is also licensed for sale in Canada, Australia, New Zealand and South Korea. Additionally our joint venture partner in Brazil, Diversa SA, received approval from the Brazilian Agência Nacional de Vigilância Sanitária (“National Health Surveillance Agency” or “ANVISA”) to market dermaPACE® to treat diabetic foot ulcers (DFUs) in Brazil.

We are actively marketing the dermaPACE® to the European Community, Canada, Brazil, Mexico, and Asia/Pacific, utilizing distributors in select countries.

Clinical Studies

A post-market pilot study to evaluate the effects of high energy focused, acoustic shock wave therapy on local skin perfusion and healing of DFUs was changed to a 15 patient case study with the same primary objective of determining the effects of high-energy focused, acoustic shock wave therapy on oxygen saturation levels was completed.  A near-infrared spectroscopy device was used to measure the oxygen saturation levels prior to treatment and after the full treatment regimen. Treatment with the dermaPACE® System resulted in all patients demonstrating a statistically significant increase in tissue oxygen saturation within the wound bed, a key component of wound healing.  Additionally, the results showed all 15 wounds demonstrated a decrease in wound area and seven of the wounds healed. The results of this case study are another indication that treatment of Diabetic Foot Ulcers with the dermaPACE® System prepares the wound bed via oxygenation and neo-vascularization, facilitating accelerated wound resolution via the body’s natural healing process or preparing the wound to more readily respond to other advanced healing modalities.

UltraMIST - Ultra sound healing Therapy

UltraMIST is an FDA approved powerful, non-contact and non-thermal ultrasound therapy device used to promote wound healing.  UltraMIST is FDA approved to treat malaises such as diabetic foot ulcers, pressure ulcers, venous leg ulcers, deep tissue pressure injuries, and surgical wounds. Currently, the Company’s dermaPACE® is only approved to treat diabetic foot ulcer.

UltraMIST currently has over 900 customers in 46 states providing the Company with a robust product offering in the advanced wound care market and an end-to-end advanced wound care product portfolio that addresses the entire care pathway.

Biologic Products

BIOVANCE is a graft skin substitute product that provides a natural foundation for wound healing. The product is an allograft that is prepared from the amnion, the part of the amniotic sac closest to the developing embryo. Key cells and proteins move into the BIOVANCE material so that tissues can regenerate and wounds can continue to heal. The product is adaptable and flexible, it can conform to irregular surfaces. It is also adaptable in that it can be sutured or glued if determined by the clinician to be a better option. The product also has a 5-year shelf life at room temperature conditions and is available in multiple sizes for application flexibility.

Interfyl is a liquid product that replaces damaged integumental soft tissue and augments / supplements inadequate connective tissues. Interfyl is comprised of allogenic decellularized particulate human placental connective tissue matrix that is placed on a wound. The product repairs small surgical defects resulting from either medical or surgical conditions, including patients with exposed vital structures such as bone, tendon, ligament, or nerves. Interfyl is able to fill irregular spaces or soft tissue deficits resulting from trauma or surgery. The filler also allows for cell adherence and growth during tissue repair and affords structural support and elasticity in the tissue. The product is offered in a 1.5mL flowable format in a 3-mL syringe. 50mg and 100mg particulates are in each vial.

Growth Opportunity in Wound Care Treatment

We are focused on the development of products that treat unmet medical needs in large market opportunities. Our FDA approval in the United States for our lead product candidate, dermaPACE®, is the first step in providing an option to a currently unmet need in the treatment of diabetic foot ulcers. Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions. Based on our research, foot ulcerations are one of the leading causes of hospitalization in diabetic patients and lead to billions of dollars in health care expenditures annually.  According to a 2020 report by the Centers for Disease Control and Prevention based on estimated 2018 data, approximately 34.1 million people aged 18 years or older (diagnosed and undiagnosed), roughly 13.0% of the United States population, have diabetes and 1.5 million new cases of diabetes were diagnosed in people aged 18 years or older.  In 2016, there were 7.8 million hospital discharges with diabetes as a listed diagnosis.  The estimated total direct and indirect costs of diagnosed diabetes in the United States in 2017 was $327 billion.  Between 2012 and 2017, medical costs per person associated with diabetes increased from $8,417 to $9,601.   Approximately 2 - 7% of diabetics will develop a DFU each year.  Foot ulcers are a significant complication of diabetes mellitus and often precede lower-extremity amputation. The most frequent underlying etiologies are neuropathy, trauma, deformity, high plantar pressures, and peripheral arterial disease. Over 50% of DFUs will become infected, resulting in high rates of hospitalization, increased morbidity and potential lower extremity amputation and up to 80% of DFUs that have healed will re-ulcerate within 12 months.  According to the International Diabetes Federation 2019 Global Fact Sheet, approximately 463 million people has diabetes and 10% of global health expenditure is spent on diabetes (approximately $760 billion).

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

We believe we are developing a safe and advanced technology in the wound healing and tissue regeneration market with PACE.  dermaPACE® is noninvasive and does not require anesthesia, making it a cost-effective, time-efficient and painless approach to wound care.  Physicians and nurses look for therapies that can accelerate the healing process and overcome the obstacles of patients’ compromised conditions, and prefer therapies that are easy to administer.  In addition, since many of these patients are not confined to bed, healthcare providers want therapies that are minimally disruptive to the patient’s or the caregiver’s daily routines. dermaPACE’s noninvasive treatments are designed to elicit the body’s own healing response and, followed by simple standard of care dressing changes, are designed to allow for limited disruption to the patients’ normal lives and have no effect on mobility while their wounds heal.

Developing Product Opportunities - Orthopedic

The orthoPACE System, which is intended for use in orthopedic, trauma and sports medicine indications, continues to be a viable and effective treatment solution in Europe and South Korea.  The device features four types of applicators including a unique applicator that is less painful for some indications and may reduce or completely eliminate anesthesia for some patients.  In the orthopedic setting, the orthoPACE System is being used to treat tendinopathies and acute and nonunion fractures, including the soft tissue surrounding the fracture to accelerate healing and prevent secondary complications and their associated treatment costs

We believe there are significant opportunities in the worldwide orthopedic market, driven by aging baby boomers and their desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to musculoskeletal tissues and/or impair the ability of the body to heal injuries.

We have experience in the sports medicine field (which generally refers to the non-surgical and surgical management of cartilage, ligament and tendon injuries) through our legacy devices, OssaTron and Evotron.  Common examples of these injuries include extremity joint pain, torn rotator cuffs (shoulder), tennis elbow, Achilles’ tendon tears and torn meniscus cartilage in the knee.  Injuries to these structures are very difficult to treat because the body has a limited natural ability to regenerate these kinds of tissues.  Cartilage, ligament and tendons seldom return to a pre-injury state of function.  Due to a lack of therapies that can activate healing and regenerate these tissues, many of these injuries will result in a degree of permanent impairment and chronic pain.  Prior investigations and pre-clinical work indicate that PACE can positively affect the body’s inflammatory process and activate various cell types and may be an important adjunct to the management of sports medicine injuries.  We plan to submit to U.S. FDA a 510(k) seeking clearance for general indications to address this growing field.

Additionally, we have developed and introduced Profile by SANUWAVE as an immediately available solution for pain management in sports medicine and physical therapy in the U.S. market.  Profile by SANUWAVE is a therapeutic massager intended for the relief of minor muscle aches and pains via SANUWAVE’s Diffused Acoustic Pressure (DAP®) technology.  DAP® delivers the beneficial, therapeutic field of the acoustic pressure waves without the impact and potential pain of a focused pulse.  There is a significant need in the U.S. for pain management products and the non-invasive delivery of therapeutic shockwaves for its treatment can help to serve this market.

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

According to AdvaMed and Centers for Medicare & Medicaid Services data from 2006 and our internal projections, the United States advanced wound healing market for the dermaPACE® is estimated at $20 billion, which includes diabetic foot ulcers, pressure sores, burns and traumatic wounds, and chronic mixed leg ulcers.  We also believe there are significant opportunities in the worldwide orthopedic and spine markets, driven by aging baby boomers and their desire for active lifestyles well into retirement and the growth in the incidence of osteoporosis, osteoarthritis, obesity, diabetes and other diseases that cause injury to orthopedic tissues and/or impair the ability of the body to heal injuries.

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

Strategy

Our strategy is focused on the research, development, and commercialization of our patented, non-invasive and biological response-activating medical systems for the repair and regeneration of skin, musculoskeletal tissue, and vascular structures. Our end-to-end wound care portfolio of regenerative medicine products and product candidates help restore the body’s normal healing processes. SANUWAVE applies and researches its patented energy transfer technologies in wound healing, orthopedic, plastic/cosmetic, and cardiac/endovascular conditions.

Through our August 2020 acquisition of the UltraMIST® System, we now combine two highly complementary and market-cleared energy transfer technologies used in the dermaPACE® and UltraMIST medical device Systems, which creates a platform of scale in the advanced wound care market.

Our the dermaPACE® device for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE® System as a Class II device via the de novo process.  As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the de novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

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

The key elements of our strategy include the following:

•	Commercialize and support the domestic distribution of our dermaPACE® device to treat diabetic foot ulcers.

We initially focused on obtaining FDA approval in the United States for our lead product candidate, dermaPACE®, for the treatment of diabetic foot ulcers, which we believe represents a large, unmet need.

On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE® System as a Class II device via the de novo process.  As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the de novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

We began the commercialization of dermaPACE® in the United States in 2018 through strategic partnership and have continued commercialization in 2019 through placement of devices in doctors’ offices, wound care centers and hospitals by our internal sales team. For example, in February 2018, we entered into an agreement with Premier Shockwave Wound Care, Inc. (“PSWC”) and Premier Shockwave, Inc. (“PS”) for the purchase by PSWC and PS of dermaPACE® Systems and related equipment sold by us and granting PSWC and PS limited but exclusive distribution rights to provide dermaPACE® Systems to certain government healthcare facilities in exchange for the payment of certain royalties to us. PSWC is a related party since it is owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company.

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

•	License and seek partnership opportunities for our non-medical acoustic pressure shock wave technology platform, know-how and extensive patent portfolio.

We intend to use our acoustic pressure shock wave technology and know-how for non-medical uses, including energy, food, water cleaning and other industrial markets, through license/partnership opportunities.

•	Support the global distribution of our products.

Our portfolio of products, the dermaPACE® and orthoPACE, are CE Marked and sold through select distributors in certain countries in Europe, Canada, Asia and Asia/Pacific. Our revenues will continue from sales of the devices and related applicators in these markets.  We intend to continue to add additional distribution partners in the Americas, Middle East, Africa, Europe and Asia/Pacific.

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

Sales, Marketing and Distribution

Following FDA approval in December 2017, we sought a development and/or commercialization partnership, or to commercialize the product ourselves domestically, including the commercialization of the assets obtained in the Asset Purchase Agreement with our internal sales force. Outside the United States, we retain distributors to represent our products in selective international markets. These distributors have been selected based on their existing business relationships and the ability of their sales force and distribution capabilities to effectively penetrate the market with our PACE product line. We rely on these distributors to manage physical distribution, customer service and billing services for our international customers. Three distributors and partners accounted for 18%, 15% and 12% of revenues for the year ended December 31, 2019, and 0%, 0% and 22% of accounts receivable at December 31, 2019.

For a period of approximately three months following the August 6, 2020 Asset Purchase Agreement, we utilized the seller to fulfill certain customer orders and to collect related accounts receivable payments from customer orders that originated from the acquired business after August 6, 2020.  For the year ended December 31, 2020, orders fulfilled by the seller comprised approximately 49% of the Company’s 2020 full year revenues.  As of December 31, 2020, accounts receivable balances that originated from these seller-fulfilled orders constituted approximately 46% of accounts receivable balances, all of which were either reserved as of December 31, 2020 or subsequently collected during 2021.  No other distributors or partners made up more than 10% of the Company’s revenues for the year ended December 31, 2020 or more than 10% of the Company’s accounts receivables as of December 31, 2020.

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

We are party to a manufacturing supply agreement with Minnetronix Medical in St. Paul, MN, covering the generator and treatment wand components of our products. Our generators and treatment wands are manufactured in accordance with applicable quality standards (EN ISO 13485) and applicable industry and regulatory standards. In addition, we perform the final product testing for generators and treatment wands internally.  Please see further information regarding a dispute with this supplier in Note 24, Subsequent Events.

We are party to a manufacturing supply agreement with Dynamic Group in Ramsey, MN, covering the applicator component of our products. Our applicators are manufactured in accordance with applicable quality standards (EN ISO 13485) and applicable industry and regulatory standards. We produce the applicators and applicator kits for our products.

Our facility in Eden Prairie, MN consists of 8,199 square feet and provides office, product development, quality control, and warehouse space. It is an FDA registered facility and is ISO 13485:2016.

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

We derive our patent rights, including as to both issued patents and “patent pending” applications, from three sources: (1) assignee of patent rights in technology we developed; (2) assignee of patent rights purchased from HealthTronics, Inc. (“HealthTronics”); and (3) as licensee of certain patent rights assigned to HealthTronics. In August 2005, we purchased a significant number of patents and patent applications from HealthTronics, to whom we granted back perpetual and royalty-free field-of-use license rights in the purchased patent portfolio primarily for urological uses.  We believe that our owned and licensed patent rights provide a competitive advantage with respect to others that might seek to utilize certain of our apparatuses and methods incorporating extracorporeal acoustic pressure shockwave technologies that we have patented.  However, we do not hold patent rights that cover all of our products, product components, or methods that utilize our products.  We also have not conducted a competitive analysis or valuation with respect to our issued and pending patent portfolio in relation to our current products and/or competitor products.

We are the assignee of thirty-one issued United States patents and thirty-eight issued foreign patents that are not expired, which on average have remaining useful lives of ten years with the longest useful life extending to 2039.  Our current issued United States and foreign patents include patent claims directed to particular electrode configurations, piezoelectric fiber shockwave devices, chemical components for shockwave generation, reflector geometries, medical systems general construction, and software architecture for licensing processes.  Our United States patents also include patent claims directed to methods and devices such as our products for using acoustic pressure shockwaves to treat ischemic conditions, spinal cord scar tissue and spinal injuries, bone fractures and osteoporosis, blood sterilization, stem cell stimulation, tissue cleaning, and within particular treatment parameters using personalized medical treatments for diabetic foot ulcers or pressure sores or venous ulcers or arterial ulcers or acute skin conditions.  Also, we have a significant number of US and international patents related to the extracorporeal or intracorporeal use of shockwaves or pressure waves for cardiovascular field (plaque removal, elimination of occlusions, treatment of heart tissue ischemia, to name a few).  While such patented method and device claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities or methods executed by industrial operators may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our medical and non-medical method patents as compared to device construction patents.

We also currently maintain fourteen United States non-provisional patent applications and nineteen foreign patent applications.  Our patent-pending rights include inventions directed to certain shockwave devices and systems, ancillary products, and components for acoustic pressure shockwave treatment devices, and various methods of using acoustic pressure shockwaves in both medical and non-medical applications.  The medical patent-pending methods include, for example, using acoustic pressure shockwaves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels, lymphatic disorders, cardiac tissue, fat and cellulite, lung tissue, or to facilitate vaccination, and for the use of shockwaves in combination with other energy medical technologies.  In the non-medical field, the use of acoustic pressure shockwaves for blood and fluids sterilization, to destroy different pathogens from installation and different devices, to process fluids, meat and dairy products and to clean transport pipes.  All of our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.

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

We have the following trademark registrations: SANUWAVE® (United States, European Community, Canada, Japan, Switzerland, Taiwan and under the Madrid Protocol), dermaPACE® (United States, European Community, Japan, South Korea, Switzerland, Taiwan, Canada, Brazil and under the Madrid Protocol), angioPACE® (Australia, European Community and Switzerland), PACE® - Pulsed Acoustic Cellular Expression (United States, European Community, China, Hong Kong, Singapore, Switzerland, Taiwan, and Canada), orthoPACE® (United States and European Community), DAP® - Diffused Acoustic Pressure (United States and European Community), and Profile® (United States, European Community and Switzerland).  Our newest trademark is Energy First™ (United States), Healing Today, Curing Tomorrow™ (United States), and UltraMIST™ (United States).

Through the acquisition of UltraMIST/MIST assets from Celularity, now SANUWAVE is the owner of the Celleration® (United States, Australia, Europe, and Japan), Proven Healing® (Madrid Protocol), MIST Ultrasound Healing Therapy & Design (United States), MIST® (United States), MIST Therapy® (United States), and MIST & Design (United States) registered trademarks.

We also maintain trademark registrations for: OssaTron® (United States and Germany), Evotron® (Germany and Switzerland), Evotrode® (Germany and Switzerland), Orthotripsy® (United States). We phased out the Reflectron® (Germany and Switzerland) and Reflectrode® (Germany and Switzerland), evoPACE® (Australia, European Community and Switzerland) trademarks, due to the fact that Reflectron® and Reflectrode® products are no longer available for sale in any market and evoPACE® is a product that was never commercialized.

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

There are also several companies that market extracorporeal shockwave device products targeting lithotripsy and orthopedic markets, including Dornier MedTech, Storz Medical AG, Electro Medical Systems (EMS) S.A., and CellSonic Medical which could ultimately pursue the wound care market. Nevertheless, we believe that the dermaPACE® System has a competitive advantage over all of these existing technologies by achieving wound closure by means of a minimally invasive process through innate biological response to PACE technology.

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

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply.  These include:

•	the FDA Quality Systems Regulation (QSR), which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;
•	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;
•	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product; and
•	post market surveillance, including documentation of clinical experience and also follow-on, confirmatory studies.

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

The primary regulatory environment in Europe is the European Union, which consists of 27 member states encompassing most of the major countries in Europe.  In the European Union, the European Medicines Agency (EMA) and the European Union Commission have determined that dermaPACE®, orthoPACE, OssaTron and Evotron will be regulated as medical device products.  These devices have been determined to be Class IIb devices.  These devices are CE Marked and as such can be marketed and distributed within the European Economic Area.

The primary regulatory body in Canada is Health Canada. In addition to needing appropriate data to obtain market licensing in Canada, we must have an ISO 13485 certification, as well as meet additional requirements of Canadian laws.  We currently maintain this certification. We maintain a device license for dermaPACE® with Health Canada for the indication of “devices for application of shock waves (pulsed acoustic waves) on acute and chronic defects of the skin and subcutaneous soft tissue”.

The primary regulatory bodies and paths in Asia and Australia are determined by the requisite country authority.  In most cases, establishment registration and device licensing are applied for at the applicable Ministry of Health through a local intermediary. The requirements placed on the manufacturer are typically the same as those contained in ISO 9001 or ISO 13485.

The primary regulatory body in Brazil is ANVISA, all medical devices imported into or distributed within Brazil must first undergo registration with ANVISA. Once ANVISA makes its final decision on registration applications, the result is published in Brazil’s Official Diary. In addition to ANVISA, our products require additional certification via INMETRO. We currently hold a Class II device licenses in BRAZIL for dermaPACE® and is in the process of registering our UltraMIST product line

European Good Manufacturing Practices

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

The initial phase of establishing a professional billing code for a medical service typically includes applying for a CPT Category III code for both hospital and in-office procedures.  This is a tracking code without relative value assigned that allows third party payers to identify and monitor the service as well as establish value if deemed medically necessary. The process includes CPT application submission, clinical discussion with Medical Professional Society CPT advisors as well as American Medical Association (AMA) CPT Editorial Panel review. A new CPT Category III code will be assigned if the AMA CPT Editorial Panel committee deems it meets the applicable criteria and is appropriate.  In 2017, we applied for two, new CPT Category III codes for extracorporeal shock wave therapy (ESWT) in wound healing.  These codes were published by AMA/CPT for use beginning January 1, 2019.

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

We anticipate that, as we expand our dermaPACE® business, we will in the future be a covered entity under HIPAA.  We intend to adopt policies and procedures to comply with the Privacy Rule, the Security Rule and the HIPAA statute as such regulations become applicable to our business and as such regulations are in effect at such time.

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

Employees

As of October 11, 2021, we had a total of 43 full time employees in the United States.  Of these, eight were engaged in research and development which includes clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE® and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources.  We incurred a net loss of $30.9 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively.  The operating losses and the events of default on the Company’s notes payable indicate substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-K.

As of December 31, 2020, we had an accumulated deficit of $156.7 million and cash and cash equivalents of $2.4 million.  For the years ended December 31, 2020 and 2019, the net cash used by operating activities was $12.7 million and $6.4 million, respectively.  Cash used in operations for the Company were approximately $500,000 to $1,000,000 per month for the first half of 2021 and management anticipates cash used for operations of up to $100,000 per month for the second half of 2021 and plan to achieve break even in the first half of 2022 as resources are devoted to the commercialization of the dermaPACE® product including hiring of new employees, expansion of our international business and continued research and development of next generation of our technology as well as non-medical uses of our technology.

The continuation of our business is dependent upon raising additional capital to fund operations.  Management’s plans are to obtain additional capital in 2021 and 2022 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt.  These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

We have a history of losses and we may continue to incur losses and may not achieve or maintain profitability.

For the year ended December 31, 2020, we had a net loss of $30.9 million and used $12.7 million of cash in operations.  For the year ended December 31, 2019, we had a net loss of $10.4 million and used $6.4 million of cash in operations.  As of December 31, 2020, we had an accumulated deficit of $156.7 million and a total stockholders’ deficit of $13.7 million. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses as we continue to incur expenses related to commercialization of the dermaPACE® System and research and development of the non-medical uses of the PACE technology.  Even if we succeed in developing and commercializing the dermaPACE® System or any other product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

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

A variety of factors could impact our need to raise additional capital, the timing of any required financings and the amount of such financings.  Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

•	unanticipated expenditures in research and development or manufacturing activities;
•	delayed market acceptance of any approved product;
•	unanticipated expenditures in the acquisition and defense of intellectual property rights;
•	the failure to develop strategic alliances for the marketing of some of our product candidates;
•	additional inventory builds to adequately support the launch of new products;
•	unforeseen changes in healthcare reimbursement for procedures using any of our approved products;
•	inability to train a sufficient number of physicians to create a demand for any of our approved products;
•	lack of financial resources to adequately support our operations;
•	difficulties in maintaining commercial scale manufacturing capacity and capability;
•	unforeseen problems with our third party manufacturers, service providers or specialty suppliers of certain raw materials;
•	unanticipated difficulties in operating in international markets;
•	unanticipated financial resources needed to respond to technological changes and increased competition;
•	unforeseen problems in attracting and retaining qualified personnel;
•	the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the PPACA) on our operations;
•	the impact of changes in U.S. health care law and policy on our operations;
•	enactment of new legislation or administrative regulations;
•	the application to our business of new court decisions and regulatory interpretations;
•	claims that might be brought in excess of our insurance coverage;
•	delays in timing of receipt of required regulatory approvals;
•	the failure to comply with regulatory guidelines; and
•	the uncertainty in industry demand and patient wellness behavior.

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

We expect that actions taken in response to the COVID-19 pandemic will also negatively impact sales of dermaPACE®, UltraMist, Biologics, and orthoPACE. As noted above, some hospitals are restricting procedures that are not deemed to be life-threatening at this time. Because dermaPACE®, UltraMist, Biologics, and orthoPACE are not deemed to be life-threatening procedures, we expect that the number of procedures performed will decline. A decrease in the number of procedures performed will adversely affect our expected revenues and our financial results.

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

We are subject to risks that:

•	the FDA or a foreign regulatory authority finds our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	the regulatory review and approval process may take much longer than anticipated, requiring additional time, effort and expense to respond to regulatory comments and/or directives;
•	the reimbursement for our products is difficult to obtain or is too low, which can hinder the introduction and acceptance of our products in the market;
•	we are unable to get our product candidates in commercial quantities at reasonable costs; and
•	the patient and physician community does not accept our product candidates.

In addition, our product development program may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects that delay or extend the trials;
•	the inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials; and
•	regulatory delays or other regulatory actions.

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

We currently sell our products through distributors and partners.  Our business and results of operations could be adversely affected by any business disruptions or credit or other financial difficulties experienced by such distributors or partners.

Historically, the majority of our revenues, and a majority of our accounts receivable, are from distributors and partners.  Three distributors accounted for 18%, 15 and 12% of revenues for the year ended December 31, 2019 and 0%, 0% and 22% of accounts receivable at December 31, 2019.

For a period of approximately three months following the August 6, 2020 Asset Purchase Agreement, we utilized the seller to fulfill certain customer orders and to collect related accounts receivable payments from customer orders that originated from the acquired business after August 6, 2020.  For the year ended December 31, 2020, orders fulfilled by the seller comprised approximately 49% of the Company’s 2020 full year revenues.  As of December 31, 2020, accounts receivable balances that originated from these seller-fulfilled owners constituted approximately 46% of accounts receivable balances, all of which were either reserved as of December 31, 2020 or subsequently collected during 2021.  No other distributors or partners made up more than 10% of the Company’s revenues for the year ended December 31, 2020 or more than 10% of the Company’s accounts receivables as of December 31, 2020.

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

As a small company with less than 50 employees, our success depends on the continuing contributions of our management team and qualified personnel. Turnover, transitions or other disruptions in our management team and personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition.  Our success depends in large part on our ability to attract and retain highly qualified personnel.  We face intense competition in our hiring efforts from other pharmaceutical, biotechnology and medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel.  The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

A portion of our revenue comes from international sources, and we anticipate that we will continue to expand our overseas operations. Engaging in international business involves a number of difficulties and risks, including:

•	required compliance with existing and changing foreign healthcare and other regulatory requirements and laws, such as those relating to patient privacy or handling of bio-hazardous waste;
•	required compliance with anti-bribery laws, data privacy requirements, labor laws and anti-competition regulations;
•	export or import restrictions;
•	various reimbursement and insurance regimes;
•	laws and business practices favoring local companies;
•	political and economic instability;
•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•	foreign exchange controls; and
•	difficulties protecting or procuring intellectual property rights.

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

Provisions of our Articles of Incorporation and Bylaws and applicable provisions of Nevada law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Some of the following provisions in our Articles of Incorporation and Bylaws that implement these are:

•	stockholders may not vote by written consent;
•	advance notice of business to be brought is required for a meeting of the Company’s stockholders;
•	no cumulative voting rights for the holders of common stock in the election of directors; and
•	vacancies in the board of directors may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum.

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

The healthcare regulatory environment in the United States is currently subject to significant uncertainty and the industry may in the future continue to experience fundamental change as a result of regulatory reform.  In March 2010, the former U.S. President signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively the PPACA), which substantially changes the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services, and significantly impacts the biotechnology and medical device industries. The PPACA, as amended, includes, among other things, the following measures:

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

However, some of the provisions of the PPACA have yet to be fully implemented and certain provisions have been subject to judicial, Presidential and Congressional challenges. In addition, the U.S. Congress has made several attempts to repeal or modify the healthcare reform law. In the coming years, there may continue to be additional proposals relating to the reform of the United States healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of some or all of these proposals could have a material adverse effect on our business, results of operations and financial condition.

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

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of PHI by certain entities including health plans and health care providers, and set standards to protect the confidentiality, integrity and availability of electronic PHI. The regulations establish a complex regulatory framework on a variety of subjects, including, for example: the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient; a patient’s right to access, amend and receive an accounting of certain disclosures of PHI; the content of notices of privacy practices describing how PHI is used and disclosed and individuals’ rights with respect to their PHI; and implementation of administrative, technical and physical safeguards to protect privacy and security of PHI. We anticipate that, as we expand our dermaPACE® business, we will in the future be a covered entity under HIPAA.  We intend to adopt policies and procedures to comply with the Privacy Rule, the Security Rule and the HIPAA statute as such regulations become applicable to our business and as such regulations are in effect at such time; however, there can be no assurance that our policies and procedures will be adequate or will prevent all incidents of non-compliance with such regulations.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by the Centers for Medicare & Medicaid Services conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:

•	required refunding or retroactive adjustment of amounts we have been paid by governmental or private payors;
•	state or Federal agencies imposing fines, penalties and other sanctions on us;
•	loss of our right to participate in the Medicare program, state programs, or one or more private payor networks; or
•	damage to our business and reputation in various markets.

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

•	the patents and patent applications that have been licensed to us are valid and enforceable;
•	we will develop additional proprietary technologies that are patentable;
•	we will be successful in enforcing the patents that we own or license and any patents that may be issued or licensed to us in the future against third parties;
•	the patents of third parties will not have an adverse effect on our ability to do business; or
•	our trade secrets and proprietary rights will remain confidential.

Accordingly, we may fail to secure meaningful patent protection relating to any of our existing or future product candidates or discoveries despite the expenditure of considerable resources. Further, there may be widespread patent infringement in countries in which we may seek patent protection, including countries in Europe and Asia, which may instigate expensive and time-consuming litigation that could adversely affect the scope of our patent protection. In addition, others may attempt to commercialize products similar to our product candidates in countries where we do not have adequate patent protection.  Failure to obtain adequate patent protection for our product candidates, or the failure by particular countries to enforce patent laws or allow prosecution for alleged patent infringement, may impair our ability to be competitive.  The availability of infringing products in markets where we have patent protection, or the availability of competing products in markets where we do not have adequate patent protection, could erode the market for our product candidates, negatively impact the prices we can charge for our product candidates, and harm our reputation if infringing or competing products are manufactured to inferior standards.

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

The market price of our common stock is volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;
•	changes in the timing of on-going clinical trial enrollment, the results of our clinical trials and regulatory approvals for our product candidates or failure to obtain such regulatory approvals;
•	changes in our industry;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	period-to-period fluctuations in our operating results;
•	new regulatory requirements and changes in the existing regulatory environment; and
•	general economic conditions and other external factors.

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

To date, there has been a limited trading market for our common stock and we cannot predict how liquid the market for our common stock might become.  Until September 28, 2021, our common stock was quoted on the OTC Pink Sheets, which is an inter-dealer market that provides significantly less liquidity than the New York Stock Exchange or the Nasdaq Stock Market.  After such date, and unless the Company is listed again on the OTC Pink Sheets, shares of our common stock will trade on the OTC Expert Market, which provides significantly less liquidity than other exchanges and markets. The quotation of our common stock on the OTC Pink Sheets or the OTC Expert Market does not assure that a meaningful, consistent and liquid trading market exists.  The market price for our common stock is subject to volatility and holders of our common stock may be unable to resell their shares at or near their original purchase price, or at any price.  In the absence of an active trading market:

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

Because we did not comply with our SEC filing obligations, our stock may become subject to limitations or reduction in stock price, liquidity, or volume.

Rule 15c2-11 under the Securities Exchange Act of 1934 (“Exchange Act”) governs the publication of quotations in over-the-counter (“OTC”) markets. On September 16, 2020, the SEC adopted amendments to the Rule which prohibits broker-dealers from publishing or submitting for publication a quote for an issuer’s securities unless they are based on current publicly available information about the issuer. The amended Rule also limits the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act Reports.

The practical impact of these changes requires us to maintain a level of periodic disclosure. However, we did not timely file with the SEC this Annual Report on Form 10-K for the year ended December 31, 2020, and we have not yet filed our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 or June 30, 2021. As a result, our stock was removed from the OTC Bulletin Board on September 28, 2021, which will limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. The market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Additionally, as a result of our failure to comply with the SEC filing obligations, as noted above,  our stock was delisted from the OTC Pink Market to the OTC Expert Market. The OTC Expert Market is an even more limited market where the stocks are more volatile and poses a greater risk to investors. Since our stock is downgraded, it may be designated with a “stop sign” indicating that current public information about our company is not available due to “delinquent SEC reporting.”

We will need to improve our internal controls and procedures in order to remain current with our securities-related requirements.

We are submitting this Annual Report 10-K for the year ended December 31, 2020 after the required SEC filing deadline. We also have not yet filed our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. As a result, our failure to maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our stock.

Because we failed to remain current in our reporting requirements, our securities were removed from the OTC Pink Sheets, which may further limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We have an operations, production and research and development office in a leased facility in Suwanee, Georgia, consisting of 10,177 square feet of space under a lease which expires on December 31, 2021.  Under the terms of the lease, we pay monthly rent of $14,651, subject to a 3% adjustment on an annual basis.

We have another operations and research and development office in a leased facility in Eden Prairie, Minnesota, consisting of 8,199 square feet of space under a lease which expires on August 31, 2023.  Under the terms of the lease, we pay monthly rent of $7,051, subject to a 2.45% adjustment on an annual basis.

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

In May 2021, the Company received notification that it is not in compliance with the Biovance portion of the License Agreement with Celularity as discussed in Notes 5 and 24.  The Company has responded and asserted that the Company is not in breach and that the Supplier has breached various agreements.  It is too early to determine the outcome of this matter.  Any potential impact to the Company cannot be fully determined at this time.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTC Expert Market under the symbol “SNWV”.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of October 11, 2021, there were 481,619,621 shares of Common Stock outstanding and approximately 197 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock.  The Company intends to retain future earnings, if any, to finance the expansion of its business.  As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$0.00	-
Equity compensation plans not approved by security holders	31,588,685	$0.28	3,061,615
Total	31,588,685	$0.28	3,061,615

Stock Incentive Plans

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”).  The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock.  Options granted may include non-statutory options as well as qualified incentive stock options.  The Stock Incentive Plan is currently administered by the board of directors of the Company.  The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option.  The stock options granted under the Stock Incentive Plan are non-statutory options which vest over a period of up to three years and have a ten-year term.  The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company.

HealthTronics

Please see Item 7, “Management Discussion and Analysis-Liquidity and Capital Resources-Convertible Notes Payable” for discussion of the transactions with HealthTronics, including the issuance of a convertible note and other various securities of the Company.

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

Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE® System as a Class II device via the de novo process.  As a result of this decision, the Company was able to immediately market the product for the treatment of Diabetic Foot Ulcers (DFU) as described in the de novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

On August 6, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement” or “Acquistion”) with Celularity Inc. (“Celularity”) pursuant to which we acquired Celularity’s UltraMIST assets (“UltraMIST” or the “Assets”).  The UltraMIST® System provides through a fluid mist a low-frequency, non-contact, and pain free ultrasound energy deep inside the wound bed that promotes healing from within. The ultrasound acoustic waves promote healing by reducing inflammation and bacteria in the wound bed, while also increasing the growth of new blood vessels to the area.  The UltraMIST® System treatment must be administered by a healthcare professional.  This proprietary technology has been cleared by the U.S. Food and Drug Administration (FDA) for the promotion of wound healing through wound cleansing and maintenance debridement combined with ultrasound energy deposited inside the wound that stimulated tissue regeneration.

In connection with the Asset Purchase Agreement, on August 6, 2020, we entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the “Field” and “Territory” (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field in the Territory. The License Agreement has an initial five-year term, after which it automatically renews for additional one-year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term.  In May 2021, the Company received notification that it is not in compliance with the Biovance portion of the License Agreement with Celularity.  See further discussion in Note 24, Subsequent Events.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. The Company is marketing its dermaPACE® System for treatment usage in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia, and Asia/Pacific.  The Company generates revenue streams from product sales, licensing transactions dermaPACE® treatments, and other activities, and with its recent acquisition of the UltraMIST® assets, SANUWAVE now combines two highly complementary and market-cleared energy transfer technologies used in the dermaPACE® and UltraMIST® Systems and two human tissue biologic products (Biovance® and Interfyl®), which creates a platform of scale with an end-to-end product offering in the advanced wound care market.

Our lead product candidate for the global wound care market, dermaPACE®, has received FDA clearance for commercial use to treat diabetic foot ulcers in the United States and the CE Mark allowing for commercial use on acute and chronic defects of the skin and subcutaneous soft tissue. We believe we have demonstrated that our patented technology is safe and effective in stimulating healing in chronic conditions of the foot and the elbow through our United States FDA Class III Premarket Approvals (“PMAs”) approved OssaTron® device, and in the stimulation of bone and chronic tendonitis regeneration in the musculoskeletal environment through the utilization of our OssaTron, Evotron®, and orthoPACE® devices in Europe and Asia.

We are focused on developing our Pulsed Acoustic Cellular Expression (PACE) technology to activate healing in:

•	wound conditions, including diabetic foot ulcers, venous and arterial ulcers, pressure sores, burns and other skin eruption conditions;
•
orthopedic applications, such as eliminating chronic pain in joints from trauma, arthritis or tendons/ligaments inflammation, speeding the healing of fractures (including nonunion or delayed-union conditions), improving bone density in osteoporosis, fusing bones in the extremities and spine, and other potential sports injury applications;

•	plastic/cosmetic applications such as cellulite smoothing, graft and transplant acceptance, skin tightening, scarring and other potential aesthetic uses; and
•	cardiac applications for removing plaque due to atherosclerosis improving heart muscle performance.

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

The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of products, including from our customers, while also disrupting supply channels and marketing activities for an unknown period of time until the disease is contained.  Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring.  We expect all of these factors to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict. The Company is closely monitoring the impact of the pandemic on all aspects of its business and operations. We have received funds for disaster relief loans through the SBA to help minimize the impact on our business.

Clinical Trials and Marketing

The FDA granted approval of our Investigational Device Exemption (IDE) to conduct two double-blinded, randomized clinical trials utilizing our lead device product for the global wound care market, the dermaPACE® device, in the treatment of diabetic foot ulcers. On December 28, 2017, the FDA determined that the criteria at section 513(a)(1)(A) of (B) of the FD&C Act were met and granted the de novo clearance classifying dermaPACE® as Class II and available to be marketed immediately.

Also, our dermaPACE® device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. The dermaPACE® is also licensed for sale in Canada, Australia, New Zealand, Brazil, Mexico, and South Korea.

We are actively marketing the dermaPACE® to the European Community, Canada, Brazil, Mexico, and Asia/Pacific, utilizing distributors in select countries.

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities.  We expect to devote substantial resources for the commercialization of the dermaPACE® System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources.  We incurred a net loss of $30.9 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively.  These factors and the events of default on the notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date.

Our operating losses create substantial doubt about our ability to continue as a going concern.  Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing may provide the necessary funding for us to continue as a going concern for the next year.  See “Liquidity and Capital Resources” for further information regarding our financial condition.

The continuation of our business is dependent upon raising additional capital to fund operations.  Management’s plans are to obtain additional capital in 2021 and 2022 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt.  These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.  Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year.  As of December 31, 2020, we had an accumulated deficit of $156,689,989.  Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we incur expenses related to commercialization of our dermaPACE® system for the treatment of diabetic foot ulcers in the United States.   If we are able to successfully commercialize, market and distribute the dermaPACE® system, then we hope to partially or completely offset these losses in the future.  Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, may provide the necessary funding for us to continue as a going concern for the next year.

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

The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of products, including from our customers, while also disrupting supply channels and marketing activities for an unknown period of time until the disease is contained.  Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring.  We expect all of these factors to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to the recording of the allowances for doubtful accounts, net realizable value of inventory, useful lives of long-lived assets, fair value of goodwill and other intangible assets, the determination of the valuation allowance for deferred taxes, the estimated fair value of the warrant  and the estimated fair value of stock-based compensation. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements filed with this Annual Report on Form 10-K, we believe that the following accounting policies relating to revenue recognition, research and development costs, inventory valuation, liabilities related to warrants issued, stock-based compensation and income taxes are significant and; therefore, they are important to aid you in fully understanding and evaluating our reported financial results.

Revenue Recognition

Refer to Notes 3 and 10 to the accompanying consolidated financial statements.

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

Results of Operations for the Years ended December 31, 2020 and 2019

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2020 were $4,057,471, compared to $1,028,730 for the same period in 2019, an increase of $3,028,741 or 294%.  Revenue resulted primarily from sales in Europe and Asia/Pacific of our orthoPACE devices and related applicators and sales in the United States and Asia/Pacific of our dermaPACE® devices and related applicators as well as UltraMist product sales after the August 6, 2021 Acquisition.  The primary driver for the revenue increase were sales of UltraMist product totaling $3,682,121 between August 6, 2020 and December 31, 2020.

Cost of revenues for the year ended December 31, 2020 were $1,162,021, compared to $538,923 for the same period in 2019.  The increase in cost of revenues was primarily driven by sales of the UltraMist product subsequent to the August 6, 2020 Acquisition.  Gross profit as a percentage of revenues was 71% for the year ended December 31, 2020, compared to 48% for the same period in 2019.  The increase in gross profit as a percentage of revenues in 2020 was primarily due the change in the sales mix toward higher margin UltraMist products.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020 were $1,245,507, compared to $1,181,892 for the same period in 2019, an increase of $63,615, or 5%.  The increase in research and development expenses in 2020, as compared to 2019, was due to contracting expenses for temporary services, increased services related to the dosage study in Poland and increased expenses related to electrical testing for the device as well as the acquisition of additional of employee to support the Ultramist products.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2020 were $5,159,740 as compared to $1,590,957 for the same period in 2019, an increase of $3,568,783, or 224%. The year-over-year increase in sales and marketing expenses in 2020 was due primarily to the August 6, 2020 Acquisition transaction and the additional sales and marketing payroll, travel, tradeshow and training costs associated with the acquired UltraMist business as well as increased costs related to the to the commercialization of dermaPACE®.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 were $13,723,888 as compared to $6,440,093 for the same period in 2019, an increase of $7,283,795, or 113%. The increase in 2020 as compared to 2019, was primarily due to acquisition-related transaction expenses, share-based compensation for services, higher lease and payroll-related to costs subsequent to the August 6, 2020 Acquisition, as well as increased consulting and IT costs associated with the integration of the Acquisition.

Impairment of Intangible Assets

During the fourth quarter of 2020, the Company determined that the intangible asset for customer relationships related to the biological products was impaired due to significant shortfalls in sales of the products during that period compared with the sales projections used to determine the fair value the intangible asset as of the August 6, 2020 acquisition date. The Company does not expect sales of biological products to sufficiently recover. At December 31, 2020. the Company recorded a $7,185,120 Impairment charge for this intangible asset.

Depreciation and Amortization Expenses

Depreciation and amortization operating expenses were $781,002 for the year ended December 31, 2021 versus $71,213 for the same period of 2019.  The year-over-year increase was due to $713,021 of intangible amortization expense recorded in 2020 in conjunction with the August 6, 2020 Acquisition.

Other Income (Expense)

Other income (expense) was a net expense of $5,737,226 for the year ended December 31, 2020, as compared to a net expense of $1,635,491 for the same period in 2019, a net expense increase of $4,101,735.  The change was driven by increased expense for the change in the fair value of derivative liability of $3,420,289, increased interest expense of $704,850 and loss on extinguishment of debt of $565,374, partially offset by $600,000 partnership fee in 2020. The increased interest expense was the result of higher levels of debt outstanding during 2020 compared with 2019 and the change in fair value of the derivative liability relates to warrants issued during 2020.

Net Loss

Net loss for the year ended December 31, 2020 was $30.9 million, or ($0.08) per basic and diluted share, compared to a net loss of $10.4 million, or ($0.05) per basic and diluted share, for the same period in 2019.  The increase in the net loss was primarily a result of higher 2021 operating and other expenses, partially offset by increases in revenues/gross margin as noted above.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE® System and will continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources.  We incurred a net loss of $30.9 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively.  These factors and the events of default on the notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date.

Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities.

The continuation of our business is dependent upon raising additional capital to fund operations.  Cash used in operations for the Company were approximately $500,000 to $1,000,000 per month for the first half of 2021 and management anticipates cash used for operations of up to$100,000 per month for the second half of 2021 and plan to break even in the first half of 2022 as resources are devoted to the commercialization of the dermaPACE and UltraMist product including hiring of new employees, expansion of our international business and continued research and development of next generation of our technology as well as non-medical uses of our technology.

Management’s plans are to obtain additional capital in 2021 and 2022 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt.  These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms.

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

Through sales of a combination of equity and debt instruments, the Company has raised a total of $2.3 million in securities transactions closing on April 20, 2021, May 15, 2021 and September 7, 2021. See further discussion in Note 24, Subsequent Events.

Master Equipment Lease

On January 26, 2018, the Company entered into a Master Equipment Lease with NFS Leasing Inc. (“NFS”) to provide financing for equipment purchases to enable the Company to begin placing the dermaPACE® System in the marketplace. This agreement provides for a lease line of up to $1,000,000 with a term of 36 months, and grants NFS a security interest in the Company’s accounts receivable, tangible and intangible personal property and cash and deposit accounts of the Company. In 2019 and 2020, the Company entered into additional equipment leases under the Master Equipment Lease and they are included in property, plant and equipment as a right of use asset with a related finance lease liability in our consolidated balance sheets.

Series C convertible preferred stock certificate of designation

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

Convertible notes payable

On August 6, 2020, the Company entered into a letter agreement (the “HealthTronics Agreement”) with HealthTronics pursuant to which the Company paid off all outstanding debt due and owed to HealthTronics, including the notes payable. Pursuant to the HealthTronics Agreement, as consideration for the extinguishment of the debt due to HealthTronics, (i) the Company paid to HealthTronics an amount in cash equal to $4,000,000, (ii) HealthTronics exercised all of its outstanding Class K Warrants to purchase 7,200,000 shares of common stock, (iii) the Company issued to HealthTronics a convertible note payable in the amount of $1,372,743, and (iv) the Company and HealthTronics entered into a Securities Purchase Agreement dated August 6, 2020 pursuant to which the Company issued to HealthTronics an aggregate of 8,275,235 shares of common stock and an accompanying Class E warrant to purchase up to an additional 8,275,235 shares of common stock. The warrant has an exercise price of $0.25 per share and a three-year term.

The convertible promissory note, with principal amount of $1,372,743, matured on August 6, 2021 and has not been repaid.  The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the convertible note payable and, accordingly, it began accruing interest of 2% in addition to the 12% initial rate as of the date of the default.

In the event that the Seller Note has not been repaid prior to January 1, 2021, HealthTronics may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. As this conversion option is contingent, the conversion option has not been bifurcated from the host instrument as of December 31, 2020. The convertible promissory note is expressly subordinate to the NWPSA “Senior Secured Notes” described in Note 12. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty.

SBA loans

On May 28, 2020, the Company received proceeds from a loan in the amount of $464,335 (the “PPP Loan”) from Truist Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 28, 2022 and bears interest at a rate of 1% per annum. Commencing December 12, 2020, the Company is required to pay the lender equal monthly payments of principal and interest. The PPP Loan is evidenced by a promissory note dated May 28, 2020 (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties and covenants. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. The ultimate forgiveness of the PPP Loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the third quarter of 2020. The Company completed the application for loan forgiveness during the third quarter of 2021, however, no assurance is provided that the Company will obtain forgiveness for, any portion of the PPP Loan. The Company received a letter from the SBA dated August 27, 2021 forgiving $454,335 of the PPP Loan principal and $5,755 of interest.

On June 10, 2020, the Company secured a loan offered by the U.S. Small Business Administration (“SBA”) under its Economic Injury Disaster Loan assistance program (“EIDL”) in light of the impact of COVID-19 pandemic on the Company’s business. The principal amount of this loan was $150,000 and interest accrued at the rate of 3.75% per annum. This loan was repaid in full on August 5, 2020 with proceeds from the NWPSA Senior Notes as part of the conditions of that agreement.

Senior Secured promissory notes

On August 6, 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”), with the noteholder party thereto and NH Expansion Credit Fund Holdings LP, as agent. As a result, the Company issued a $15,000,000 Secured Promissory Note (the “Senior Notes”) and Warrant exercisable into shares of the Company’s common stock (the “Warrant”) in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST assets from Celularity, among other transactions. The Company received net proceeds from issuing the Notes and NH Warrant of $13,346,547. The NWPSA provides for (i) the sale and purchase of secured notes in an aggregate original principal amount of $15 million and (ii) the issuance of 13,091,160 warrants equal to 2.0% of the fully-diluted common stock of the Company as of the issue date. The warrant has an exercise price of $0.01 per share and a 10-year term. The warrant agreement contains a put option. Upon payment in full of the Note, the holder has the ability to require the Company to purchase the warrants from the holder for cash. Accordingly, the warrant has been classified as a derivative liability. The holder has the option to exercise the put any time between the payment of the Note and the expiration of the warrants. The Note has a maturity date of September 30, 2025 and accrues interest at a rate that is the sum of: (a) the greater of the quarter end prime rate or 3% plus (b) 9%, due in quarterly arrears.  The Senior Notes are secured by substantially all assets of the Company including in the event of default placing bank accounts under a control agreement, copyrights, trademarks, patents, applications, registered and unregistered, licenses, designs, held or acquired after August 6, 2020 by the Company.

The Company was in default of the minimum liquidity Provisions of the Senior Secured Promissory Notes beginning in October 2020 and, accordingly, the Senior Promissory Notes began accruing interest of 5.0% in addition to the stated rate as of  the date of the default.

Convertible promissory notes – 2020

On August 6, 2020, the Company entered into an asset purchase agreement with Celularity, pursuant to which the Company acquired Celularity’s UltraMIST assets. A portion of the aggregate consideration of $24,000,000 paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4,000,000. The Seller Note has a maturity date of August 6, 2021 and was not repaid.  The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Seller Note and, accordingly, it began accruing additional interest of 5.0% in addition to the 12.0% initial rate, as of the date of default.

In the event that the Seller Note has not been repaid prior to January 1, 2021, Celularity may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. As this conversion option is contingent on a future event, the conversion option has not been bifurcated from the host instrument as of December 31, 2020. The Seller Note is expressly subordinate to the NWPSA Senior Notes described above under “Senior Secured Promissory Notes.” The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty.

On June 5, 2020, the Company entered into a Securities Purchase Agreement with investor LGH Investments LLC (the “Investor”) for (i) a Promissory Note (the “Convertible Promissory Note”) in the original principal amount of $1,210,000, convertible into shares of common stock, (ii) warrants entitling the Investor to acquire 1,075,000 shares of common stock (the “Warrants”) and (iii) 200,000 restricted common shares in the Company as an inducement grant (the “Inducement Shares”). Such note contained certain default provisions, as defined, resulting in net proceeds of $1,100,000. As part of the Securities Purchase Agreement, the Company established a reserve of shares of its authorized but unissued and unreserved common stock in the amount of 11,000,000 shares for purposes of exercise of the Warrant or conversion of the Convertible Promissory Note. The Convertible Promissory Note matures on February 5, 2021 and includes a one-time interest charge of 8% to be applied on the issuance date to the original principal amount. The Investor can convert the Convertible Promissory Note and interest at any time prior to maturity to the number of shares of common stock, equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.25. The Warrants have an exercise price of $0.35 per share and have a term of five years and recorded as a liability by the Company. With respect to the Inducement Shares, in the event the Company’s share price has declined on the date on which the Investor seeks to have the restricted legend removed on such shares, the Company agrees to issue the Investor additional shares such that the aggregate value of the Inducement Shares equals the aggregate value of the Inducement Shares as of June 5, 2020. The Inducement Shares were issued on September 11, 2020 and included in common stock and additional paid in capital.

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

Cash flows (uses) from operating, investing and financing activities - For the years ended December 31, 2020 and 2019, net cash used by operating activities was $12,718,292 and $6,410,758, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The increase in the use of cash for operating activities for the year ended December 31, 2020, as compared to the same period for 2019, of $6,307,534, or 98.4%, was primarily due to the increase in the net loss, an increase in accounts receivable, as well as decreases in accrued interest, and interest payable, related parties, partially offset by increases in certain non-cash expenses, such as depreciation and amortization, bad debt expense, amortization of debt issuance costs and original issue discount, and change in fair value of derivative liability and increases in accounts payable and accrued expenses.

Net cash used by investing activities in 2020 was $20,052,870 as compared to net cash used by investing activities of $53,939 in 2019.  The increase is primarily due to the $20,000,000 Acquisition of UltraMist on August 6, 2020.

Net cash provided by financing activities for the year ended December 31, 2020 was $33,447,739, which consisted of proceeds from PIPE offerings of $21,456,468, proceeds from notes payable of $13,346,547, advances from related parties of $22,500, net proceeds from sales of convertible preferred stock and convertible promissory notes totaling $3,550,000, proceeds from SBA loans of $614,335, and proceeds from exercises of stock options and warrants totaling $58,250, less principal payments totaling $5,600,361 on debt and finance lease obligations.  Net cash provided by financing activities totaled $7,859,969 in 2019, which primarily consisted of proceeds from PIPE offering of $2,800,100, advances from related parties of $2,055,414, proceeds from warrant exercises of $1,758,142, proceeds from short term notes payable of $1,215,000 and proceeds from line of credit, related party of $90,000, net of payment of principal on finance leases of $58,687.

Cash and cash equivalents increased by $676,529 for the year ended December 31, 2020 and cash and cash equivalents increased by $1,395,906 for the year ended December 31, 2019.

Contractual Obligations

Our major outstanding contractual obligations relate to operating leases for our two facilities and office equipment, as well purchase and supplier obligations for product component materials and equipment, and our notes payable, related parties.

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

As part of its August 6, 2020 Acquisition, we became party to a lease agreement for 8,199 square feet of office space for office, research and development, quality control, and warehouse space which expires on August 31, 2023. Under the terms of the lease, the Company pays monthly rent of $7,051, with escalation of approximately 2% on May 1 of each lease year.

Also on August 6, 2020, the Company became party to a lease for office equipment that requires monthly payments of $669 through May 31, 2025.

We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantities of product component materials for our products through the development, clinical testing and commercialization phases.  We have a manufacturing supply agreement with Swisstronics Contract Manufacturing AG in Switzerland, a division of Cicor Technologies Ltd., covering the generator box component of our PACE devices.  We have a manufacturing supply agreement with Minnetronix for the UltraMist devices and the Dynamic Group for UltraMist applicators. Celularity is our current supplier of the Biovance and Interfyl product lines. See Note 24 Subsequent Events, for information regarding disputes with Celularity and Minnetronix.

On August 6, 2020 the Company assumed obligations for a purchase order for UltraMist devices from Celularity related to purchases of UltraMist devices from Minnetronix . This purchase order had a remaining purchase commitment of $1,058,170. This purchase agreement also calls for production delay fees of 1.25% of the committed inventory if the Company delays production.  There is also a cancelation clause of 20% of the remaining balance in the event that the Company delays production for more than six months.  For additional details, see “Subsequent Events” in Note 24 of the Notes to Consolidated Financial Statements.

Recently Issued Accounting Standards

New accounting pronouncements are issued by the Financial Standards Board (“FASB”) or other standards setting bodies that the Company adopts according to the various timetables the FASB specifies.  The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.  See Note 3 to the accompanying consolidated financial statements.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies”.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
SANUWAVE Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SANUWAVE Health, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has violated its debt covenants, incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition of UltraMIST Assets – Valuation of Acquired Intangible Assets

Critical Audit Matter Description

As described in Note 5 to the financial statements, on August 6, 2020, the Company entered into an asset purchase agreement with Celularity Inc. pursuant to which the Company acquired Celularity Inc.’s UltraMIST assets for an aggregate purchase price of $24 million. As of the date of the acquisition, the Company recognized the intangible assets acquired at their estimated fair value of $14.4 million, which consist of customer relationships, patent and trade names. As disclosed by management, the Company valued the acquired intangible assets utilizing the multi-period excess earnings method and the relief from royalty method, forms of income approach. Determining the fair value of the intangible assets acquired required management to make significant judgments, including the revenue growth rate assumption, attrition rates, royalty rates, and discount rates.

We identified the valuation of intangible assets acquired in the acquisition of UltraMIST assets as a critical audit matter due to the significant judgments made by management to estimate the fair values of the intangible assets and the sensitivity of the respective fair values to the significant underlying assumptions, which include the revenue growth rate assumption, attrition rates, royalty rates, and discount rates. These significant assumptions are forward looking and could be affected by future economic and market conditions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s fair value measurement of the acquired intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of acquired intangible assets included the following, among others:

•	We obtained an understanding of the design of controls associated with management’s process for estimating the fair value of the acquired intangible assets.

•	We assessed the reasonableness of management’s projections by comparing the projection used to the historical financial results of the acquired business and certain peer companies.

•	We evaluated the reasonableness of the attrition rates by assessing the underlying data used in determining the rates and testing mathematical accuracy of the calculation.

•	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and the following significant valuation assumptions:
o	Royalty rates by testing the source information underlying the determination of the royalty rates and testing mathematical accuracy of the calculation
o
Discount rates by testing the source information underlying the determination of the discount rates, testing mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•	We also performed a sensitivity analysis on the significant assumptions to evaluate the change in the fair values of the intangible assets that would result from the changes in assumptions.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY
October 21, 2021

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

	2020	2019
ASSETS
CURRENT ASSETS
Cash	$2,436,984	$1,760,455
Accounts receivable, net of allowance for doubtful accounts of $342,898 in 2020 and $72,376 in 2019	2,355,396	75,543
Inventory	2,956,344	542,955
Prepaid expenses and other current assets	179,343	125,405
TOTAL CURRENT ASSETS	7,928,067	2,504,358

PROPERTY AND EQUIPMENT, net	470,981	93,954

RIGHT OF USE ASSETS, net	794,831	741,749

OTHER INTANGIBLE ASSETS, net	6,545,284	-

GOODWILL	7,259,795	-

OTHER ASSETS	28,602	41,931
TOTAL ASSETS	$23,027,560	$3,381,992

LIABILITIES
CURRENT LIABILITIES
Senior secured promissory note payable, in default	$10,675,637	$-
Convertible promissory notes payable, in default	4,000,000	-
Convertible promissory notes, related parties, in default	1,596,254	-
Accounts payable	4,454,385	1,439,413
Accrued expenses	2,126,768	957,109
Accrued employee compensation	2,540,675	1,606,910
Warrant liability	8,855,379	-
Current portion of SBA loans	320,707	-
Accrued interest	1,021,495	-
Accrued interest, related parties	77,145	1,859,977
Current portion of lease liabilities	450,787	294,904
Current portion of contract liabilities	32,258	66,577
Notes payable, related parties, net	-	5,372,743
Short term notes payable	-	587,233
Line of credit, related parties	-	212,388
Advances from related parties	22,500	18,098
TOTAL CURRENT LIABILITIES	36,173,990	12,415,352

NON-CURRENT LIABILITIES
SBA loans	143,628	-
Lease liabilities	391,310	457,017
Contract liabilities	37,514	573,224
TOTAL NON-CURRENT LIABILITIES	572,452	1,030,241
TOTAL LIABILITIES	36,746,442	13,445,593

CONTINGENCIES

STOCKHOLDERS’ DEFICIT

PREFERRED STOCK, par value $0.001, 5,000,000 shares authorized; 6,175, 293, 90 and 8 shares designated Series A, Series B, Series C and Series D, respectively; no shares issued and outstanding at December 31, 2020 and 2019	-	-

COMMON STOCK, par value $0.001, 800,000,000 shares authorized; 470,694,621 and 293,780,400 issued and outstanding at December 31, 2020 and 2019, respectively	470,695	293,781

ADDITIONAL PAID-IN CAPITAL	142,562,694	115,457,808

ACCUMULATED DEFICIT	(156,689,989)	(125,752,956)

ACCUMULATED OTHER COMPREHENSIVE LOSS	(62,282)	(62,234)
TOTAL STOCKHOLDERS’ DEFICIT	(13,718,882)	(10,063,601)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,027,560	$3,381,992

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2020 and 2019

	2020	2019

REVENUES
Product	$2,267,259	$645,169
Accessory and parts revenue	1,637,997	12,021
License fees and other	152,215	371,540
TOTAL REVENUES	4,057,471	1,028,730

COST OF REVENUES	1,162,021	538,923

GROSS MARGIN	2,895,450	489,807

OPERATING EXPENSES
Research and development	1,245,507	1,181,892
Selling and marketing	5,159,740	1,590,957
General and administrative	13,723,888	6,440,093
Impairment of intangible assets	7,185,120	-
Depreciation and amortization	781,002	71,213
TOTAL OPERATING EXPENSES	28,095,257	9,284,155

OPERATING LOSS	(25,199,807)	(8,794,348)

OTHER INCOME (EXPENSE)
Change in warrant valuation	(3,192,620)	227,669
Loss on extinguishment of debt	(565,374)	-
Partnership fee income	600,000	-
Interest expense	(2,025,017)	(1,147,986)
Interest expense, related party	(516,014)	(688,195)
Loss on foreign currency exchange	(38,201)	(26,979)
TOTAL OTHER INCOME (EXPENSE), NET	(5,737,226)	(1,635,491)

NET LOSS	(30,937,033)	(10,429,839)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(48)	19,844
TOTAL COMPREHENSIVE LOSS	$(30,937,081)	$(10,409,995)

LOSS PER SHARE:
Net loss per share, basic and diluted	$(0.08)	$(0.05)

Weighted average shares outstanding, basic and diluted	378,128,645	203,588,106

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2020 and 2019
	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2018	-	$-	155,665,138	$155,665	$101,153,882	$(116,602,778)	$(62,868)	$(15,356,099)

Net loss	-	-	-	-	-	(10,429,839)	-	(10,429,839)
Cashless warrant exercises	-	-	4,962,157	4,962	(4,962)	-	-	-
Cashless warrant exercises with waived proceeds	-	-	450,000	450	35,550	-	-	36,000
Proceeds from warrant exercise	-	-	40,284,422	40,285	3,581,674	-	-	3,621,959
Conversion of short term notes and convertible notes payable	-	-	65,247,517	65,248	6,427,607	-	-	6,492,855
Reclassification of warrant liability to equity due to adoption of ASU 2017-11	-	-	-	-	262,339	1,279,661	-	1,542,000
Conversion of line of credit, related parties to equity	-	-	7,020,455	7,020	672,980	-	-	680,000
Warrants issued for services	-	-	-	-	186,867	-	-	186,867
Shares issued for services	-	-	150,000	150	28,350	-	-	28,500
Proceeds from PIPE offering	-	-	20,000,711	20,001	2,780,099	-	-	2,800,100
Stock-based compensation	-	-	-	-	333,422	-	-	333,422
Foreign currency translation adjustment	-	-	-	-	-	-	634	634

Balances as of December 31, 2019	-	$-	293,780,400	$293,781	$115,457,808	$(125,752,956)	$(62,234)	$(10,063,601)

Net loss	-	-	-	-	-	(30,937,033)	-	(30,937,033)
Proceeds from warrant exercise	-	-	1,000,000	1,000	9,000	-	-	10,000
Conversion of short term notes and convertible notes payable	-	-	4,829,789	4,829	559,900	-	-	564,729
Reclassification of warrant liability to equity	-	-	-	-	6,292,695	-	-	6,292,695
Conversion of advances from related parties	-	-	262,811	263	17,835	-	-	18,098
Conversion of notes payable, related parties	-	-	15,475,235	15,475	2,275,572	-	-	2,291,047
Shares issued for services	-	-	12,700,000	12,700	2,533,492	-	-	2,546,192
Proceeds from PIPE offering, net of offering costs	-	-	124,621,428	124,621	12,557,895	-	-	12,682,516
Stock-based compensation	-	-	-	-	21,900	-	-	21,900
Proceeds from stock option exercise	-	-	325,000	325	47,925	-	-	48,250
Beneficial conversion feature on convertible debt	-	-	-	-	560,682	-	-	560,682
LGH warrant liability	-	-	-	-	(249,049)	-	-	(249,049)
Series C and Series D preferred stock converted to common stock	-	-	17,499,958	17,501	2,432,499	-	-	2,450,000
Inducement shares issued	-	-	200,000	200	44,540	-	-	44,740
Foreign currency translation adjustment	-	-	-	-	-	-	(48)	(48)

Balances as of December 31, 2020	-	$-	470,694,621	$470,695	$142,562,694	$(156,689,989)	$(62,282)	$(13,718,882)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020 and 2019

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,937,033)	$(10,429,839)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of intangibles	713,021	-
Depreciation	298,741	71,213
Bad Debt Expense	302,193	39,331
Impairment of Intangible Assets	7,185,120	-
Stock-based compensation	21,900	333,422
Shares issued for services	2,546,192	28,500
Shares issued for inducement shares	44,740	-
Loss on extinguishment of debt	565,374	-
Warrants issued for consulting services	-	186,867
Change in warrant valuation	3,192,620	(227,669)
Amortization of debt issuance costs and debt discount	484,185	-
Accrued interest	1,097,577	1,159,713
Interest payable, related parties	401,081	688,195
Waived proceeds from warrant exercise	-	36,000
Changes in operating assets and liabilities
Accounts receivable - trade	(2,582,046)	(8,600)
Inventory	(553,424)	(185,135)
Prepaid expenses	(53,938)	(294)
Due from related parties	-	1,228
Other assets	13,328	(25,440)
Operating leases	(6,290)	35,386
Accounts payable	3,014,972	(138,730)
Accrued expenses	1,169,659	267,829
Accrued employee compensation	933,765	1,288,497
Contract liabilties	(570,029)	468,768
NET CASH USED BY OPERATING ACTIVITIES	(12,718,292)	(6,410,758)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of UltraMIST, net of $4,000,000 note payable to seller	(20,000,000)	-
Purchases of property and equipment	(52,870)	(53,939)
NET CASH USED BY INVESTING ACTIVITIES	(20,052,870)	(53,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of convertible preferred stock	2,450,000	-
Proceeds from convertible promissory note	1,100,000	-
Proceeds from SBA loan	614,335	-
Proceeds from PIPE offering, net of offering costs	21,456,468	2,800,100
Proceeds from senior secured promissory note payable	13,346,547	-
Proceeds from stock option exercises	48,250	-
Proceeds from short term note	-	1,215,000
Proceeds from line of credit, related party	-	90,000
Proceeds from warrant exercises	10,000	1,758,142
Advances from related parties	22,500	2,055,414
Repayments of debt principal on convertible promissory notes, related parties, convertible promissory notes and SBA loans	(5,457,662)	-
Payments of principal on finance leases	(142,699)	(58,687)
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,447,739	7,859,969

EFFECT OF EXCHANGE RATES ON CASH	(48)	634

NET INCREASE IN CASH AND CASH EQUIVALENTS	676,529	1,395,906

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,760,455	364,549
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,436,984	$1,760,455
	-	-
SUPPLEMENTAL INFORMATION
Cash paid for interest	$436,333	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Reclassification of warrant liabilities to equity	$6,292,695	$1,542,000
Acquistion of UltraMIST partially financed with convertible promissory note	4,000,000	-
Conversion of short-term notes payable to equity	564,729	3,559,542
Beneficial conversion feature on convertible debt	560,682	-
Conversion of advance from related parties	$18,098	-
Conversion of notes payable, related parties	$2,291,047	-
Series C and Series D preferred stock converted to common stock	$2,450,000	-
Exchange line of credit and notes payable, related parties, for convertible promissory notes, related parties	$1,596,254	-
Conversion of convertible promissory notes to equity	-	2,933,313
Conversion of line of credit, related party to equity	-	680,000
Conversion of line of credit, related party to accounts receivable	-	121,000
Accounts payable and accrued employee compensation converted to equity	-	36,500
Other warrant exercise	-	1,863,815

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

1.	Nature of the Business and Basis of Presentation

SANUWAVE Health, Inc. and Subsidiaries (“SANUWAVE” or the “Company”) is focused on the research, development, and commercialization of its patented noninvasive and biological response activating medical systems for the repair and regeneration of skin, musculoskeletal tissue, and vascular structures. The Company’s lead regenerative product in the United States is the dermaPACE® device used for treating diabetic foot ulcers.

Through the Company’s acquisition, on August 6, 2020, of the UltraMIST® assets from Celularity, Inc. (“Celularity”), SANUWAVE now combines two highly complementary and market-cleared energy transfer technologies and two human tissue biologic products, which creates a platform of scale with an end-to-end product offering in the advanced wound care market.

Basis of Presentation- The accompanying Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The functional currencies of the Company’s foreign operations are their local currencies.  The financial statements of the Company’s foreign subsidiary have been translated into United States dollars.  All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date.  Income statement amounts have been translated using the average exchange rate for the year.  Translation adjustments are reported in other comprehensive loss in the Consolidated Statements of Comprehensive Loss and as cumulative translation adjustments in accumulated other comprehensive loss in the Consolidated Balance Sheets.

Certain accounts in the prior period Consolidated Financial Statements have been reclassified to conform to the presentation of the current year Consolidated Financial Statements.  Accrued executive severance at December 31, 2019 of $154,000 was reclassified from accrued expenses to accrued employee compensation. In addition $12,021 of revenue in 2019 was reclassified from other revenue to accessory and parts revenue and the remaining balance of other revenue was combined with license fees.  These reclassifications had no effect on the previously reported operating results.

Covid-19 – The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of products, including from our customers, while also disrupting supply channels and marketing activities for an unknown period of time until the disease is contained.  Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring.  We expect all of these factors to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

2.	Going Concern

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources.    The operating losses and the events of default on the Company’s notes payable indicate substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-K.

The continuation of our business is dependent upon raising additional capital to fund operations.  Management’s plans are to obtain additional capital in 2021 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt.  These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms.

The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the Consolidated Financial Statements do not necessarily purport to represent realizable or settlement values. The Consolidated Financial Statements do not include any adjustment that might result from the outcome of this uncertainty. Our Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Significant estimates include the recording of allowances for doubtful accounts,  the net realizable value of inventory, useful lives of long-lived assets, fair value of goodwill and other intangible assets, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, and the estimated fair value of warrants.

Cash - The Company maintains its cash in bank accounts which may exceed federally insured limits.

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

As of December 31, 2020, receivables from Celularity (see Note 5) constituted approximately 46% of our accounts receivable balance.  No other distributors or partners made up more than 10% of the Company’s revenues for the year ended December 31, 2020 or more than 10% of the Company’s accounts receivables as of December 31, 2020.

Three distributors and partners accounted for 18%, 15% and 12% of revenues for the year ended December 31, 2019, and 0%, 0% and 22% of accounts receivable at December 31, 2019.

The Company depends on suppliers for product component materials and other components that are subject to stringent regulatory requirements.  The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production.  If this were to occur, it may be difficult to arrange a replacement supplier because certain of these materials may only be available from one or a limited number of sources.  In addition, our suppliers could be disrupted by conditions related to COVID-19 or other epidemics.  Establishing additional or replacement suppliers for these materials may take a substantial period of time as these suppliers must be approved by regulatory authorities.  Three of the Company’s suppliers accounted for 41%, 24% and 11% of the Company’s purchases, respectively, during the year ended December 31, 2020.  During the year ended December 31, 2019, one supplier accounted for approximately 65% of the Company's purchases.  No other suppliers made up more than 10% of the Company’s purchases.

Inventory - Inventory consists of purchased medical equipment and parts and is stated at the lower of cost, which is valued using the first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete.

Property and equipment – Property and equipment is recorded at cost, net of accumulated depreciation. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance, which do not extend the economic useful life of the related assets, are expensed.  The straight-line method of depreciation is used for computing depreciation on property and equipment over the following estimated useful lives:

Estimated Useful Life
Machines and equipment	3 years
Office and computer equipment	3 years
Medical devices on rent	5 - 15 years
Software	2 years
Furniture and fixtures	3 years

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. Intangible assets arising from the Company’s acquisition are amortized on a straight-line basis over the estimated useful life of each asset. Customer realtionships have a useful life of seven years. Patents and tradenames have a useful life of nineteen years. The Company does not have any indefinite-lived intangible assets. At December 31, 2020, the Company determined that intangible assets related to certain customer relationships was impaired. See Note 8 for additional discussion of this impairment.

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable.  An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the asset’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value.  The Company determines fair value by using a combination of comparable market values and discounted cash flows, as appropriate.  Except for the Impairment of intangible assets discussed above, the Company determined that no impairment of long-lived assets was indicated at December 31, 2020.

Leases – We determine whether an arrangement is a lease at inception. When our lease arrangements include lease and non-lease components, we account for lease and non-lease components (e.g. common area maintenance) separately based on their relative standalone prices.

For leases where the Company is the lessee, Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As the Company’s leases did not provide an implicit interest rate, the Company used the equivalent borrowing rate for a secured financing with the term of equal to the remaining life of the lease at inception.

Any lease arrangements with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheet, and we recognize lease costs for these lease arrangements on a straight-line basis over the lease term. In the event a lease arrangement would provide us with options to exercise one or more renewal terms or to terminate the lease arrangement, we would include these options when we are reasonably certain to exercise them in the lease term used to establish our right of use assets and lease liabilities. None of our lease agreements include an option to purchase the leased asset, residual value guarantees, or material restrictive covenants.

We have other lease arrangements that are adjusted periodically based on an inflation index or rate. The future variability of these payments and adjustments are unknown, and therefore they are not included as minimum lease payments used to determine our Right of Use (“ROU”) assets and lease liabilities. Variable rental payments are recognized in the period in which the obligation is incurred.

Fair value of financial instruments - The carrying values of accounts payable, and other short-term obligations approximate their fair values, because of the short-term maturities of these instruments.

The Company utilizes the guidance of ASC Topic 820-10, Fair Value Measurements (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. The framework that is set forth in this standard is applicable to the fair value measurements where it is permitted or required under other accounting pronouncements.

The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 - Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets and liabilities;

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 - Unobservable inputs that are not corroborated by market data, therefore requiring the Company to develop its own assumptions.

The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. The fair value of the warrant liability is determined based on a Black-Sholes model, which approximates the binomial approach pricing model and includes the use of unobservable inputs such as the expected term, anticipated volatility and risk-free interest rate, and therefore is classified within Level 3 of the fair value hierarchy.

Preferred stock – The Company evaluates preferred stock issuances for liability or equity classification in accordance with the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, and determines appropriate equity or liability accounting treatment. Additionally, the Company determines, if classified as equity, whether it would be recorded as permanent or temporary equity.

Sequencing policy – During the year ended December 31, 2020, the Company granted certain options and warrants which, upon settlement, would have exceeded the limit of authorized number of shares of common stock. The Company followed a sequencing policy for which in the event partial reclassifications of contracts subject to ASC Topic 815-40-25, Derivatives and Hedging, is necessary, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of earliest issuance date of potentially dilutive instruments with the earliest grants receiving first allocation of shares. On August 6, 2020, the Company issued shares of common stock, convertible debt and warrants exercisable into shares of common stock in connection with a private placement funding and Senior Secured Notes. In the event that all outstanding convertible securities were converted into shares of common stock of the Company, the Company would exceed the total number of shares authorized for issuance in the Company’s Articles of Incorporation.

Convertible instruments and liabilities related to warrants issued – The Company evaluates its convertible instruments to determine if those contracts, or embedded components of those contracts, qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the Consolidated Statements of Comprehensive Loss over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.  A Black-Sholes model, which approximates the binomial model was used to estimate the fair value of the warrants that are classified as derivative liabilities on the Consolidated Balance Sheets. The models include subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the actual volatility during the most recent historical period of time equal to the weighted average life of the instruments.

Warrants related to debt issued – The Company records a warrant discount related to warrants issued with debt at fair value and recognizes the cost using the straight-line method, which approximates the effective interest method, over the term of the related debt as interest expense, which is reported in the Other Income (Expense) section in our Consolidated Statements of Comprehensive Loss.  This warrant discount is reported as a reduction of the related debt liability.

Beneficial conversion feature on convertible debt - The Company records a beneficial conversion feature related convertible debt at fair value and recognizes the cost using the straight-line method, which approximates the effective interest method, over the term of the related debt as interest expense in the accompanying Consolidated Statements of Comprehensive Loss. This beneficial conversion feature is reported as a reduction of the related debt liability in the accompanying Consolidated Balance Sheet.

Segment information - We have determined that we have one operating segment. Our revenues are generated from sales in United States, Europe, Canada, Asia and Asia/Pacific. All significant expenses are generated in the United States and all significant assets are located in the United States.

Revenue Recognition - The core principle of ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

In accordance with ASC 606, we apply the following the five-step model:

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

3.	Determine the transaction price. The transaction price is the amount of consideration to which we expect to be entitled in exchanging the promised goods or services to the customer.

4.
Allocate the transaction price to the performance obligations in the contract. For a contract that has more than one performance obligation, we allocate the transaction price to each performance obligation in an amount that depicts the amount of consideration to which we expect to be entitled in exchange for satisfying each performance obligation.

5.
Recognize revenue when (or as) the Company satisfies a performance obligation. For each performance obligation, we determine whether we satisfy the performance obligation at a point in time or over time. Appropriate methods of measuring progress include output methods and input methods.

The Company recognizes revenue primarily from the following types of contracts:

Product Sales and Accessory and Part Sales - Product sales and accessory and part sales include devices and applicators (new and refurbished). Performance obligations are satisfied at the point in time when the customer obtains control of the goods, which is generally at the point in time that the product is shipped.

Licensing Fees - Licensing transactions include distribution licenses and intellectual property licenses. Licensing revenue is recognized as the Company satisfies its performance obligations, which may vary with the terms of the licensing agreement.

Other Revenue - Other revenue primarily includes warranties, repairs and billed freight. Device product sales are bundled with an initial one-year warranty and the Company offers a separately priced second-year warranty. The Company allocates the device sales price to the product and the embedded warranty by reference to the stand-alone extended warranty price. Because the warranty represents a stand-ready obligation, revenue is recognized over the time period that the Company satisfies its performance obligations, which is generally the warranty term. Repairs (parts and labor) and billed freight revenue are recognized at the point in time that the service is performed, or the product is shipped, respectively.

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

Stock-based compensation - The Company uses the fair value method of accounting for its employee stock option program.  Stock-based compensation expense for all stock-based payment awards is based on the estimated fair value of the award measured on the grant date.  The Company recognizes the estimated fair value of the award as compensation cost on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  The Company generally issues new shares of common stock to satisfy option and warrant exercises.

The expected life of options granted represent the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted calculated under the simplified method. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of the grant. The expected volatility is based on the average volatility of the Company’s stock. The expected dividend yield is based on our historical dividend experience, however, since our inception, we have not declared dividends.

The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. Ultimately, the total expense recognized over the vesting period will equal the fair value of the awards that actually vest net of actual forfeitures during the period

Comprehensive income (loss) – Comprehensive income (loss) results from the translation of the Company’s foreign entity’s financial statements from their functional currency to U.S. dollars for consolidation in the accompanying  Consolidated Financial Statements.

Recent Accounting Pronouncements – In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and simplifies the guidance for determining whether a conversion feature is a derivative. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.  ASU 2019-12 simplifies the accounting for income taxes in several areas including calculating taxes in an interim period, clarifying how to account for taxes that are partially based on income and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  This amendment is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2019-12 on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment.  The amendments in ASU 2017-04 modified the testing that an entity should perform for its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  This amendment is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-04 on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, which was subsequently revised by ASU 2018-19.  The ASU introduces a new model for assessing impairment of most financial assets.  Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses.  The ASU is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted.  The Company is currently evaluating the impact of ASU 2018-19 on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 modify the disclosure requirements associated with fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance did not impact our results of operations or financial position.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in ASU 2018-07 requires an entity to apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance did not impact our results of operations or financial position

4.	Loss per share

The net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the years ended December 31, 2020 and 2019.  In accordance with ASC Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration.  Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	2020	2019
Weighted average shares outstanding
Common shares	359,880,132	203,588,106
Common shares issuable assuming excercise of nominally priced warrants	18,248,513	-
Weighted average shares outstanding	378,128,645	203,588,106

Diluted net loss per share would be computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share.  As a result of the net loss for the years ended December 31, 2020 and 2019, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.  Anti-dilutive equity securities consist of the following at December 31, 2020 and 2019, respectively:

	2020	2019
Common stock options	31,938,385	34,303,385
Common stock purchase warrants	142,265,576	9,474,091
Convertible notes payable	58,656,570	2,250,000
	232,860,531	46,027,476

5.	Asset Purchase Agreement

On August 6, 2020, the Company completed an asset purchase agreement (the “Asset Purchase Agreement”) with Celularity pursuant to which the Company acquired (the “Transaction”) Celularity’s UltraMIST assets (“UltraMIST”, or the “Assets”). The acquisition provides the Company with a robust product offering in the advanced wound care market and gives the Company an end-to-end advanced wound care product portfolio that addresses the entire care pathway. The aggregate consideration paid for the Assets was $24,000,000, which consisted of (i) a cash payment of $18,890,000, (ii) the issuance of a convertible promissory note to Celularity in the principal amount of $4,000,000 (the “Seller Note”), and (iii) a credit of $1,110,000 for the previous payment made by the Company to Celularity pursuant to that certain letter of intent between the Company and Celularity dated June 7, 2020.

In connection with the Asset Purchase Agreement, on August 6, 2020, we entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the field and territory, as defined in the License Agreement, and a non-exclusive license to use, market, distribute and sell Interfyl® in the field and in the territory. The License Agreement has an initial five-year term, after which it automatically renews for additional one-year periods, unless either party provides written notice at least 180 days prior to the expiration of the current term. The license agreement calls for prepaid minimum quarterly upfront royalty of $446,329 payments for the Biovance Product which are credited against sales in that quarter. Royalties are based on a transfer price for each Biovance product and sales are reported on a quarterly basis to Celularity. In the event of sales in excess of the quarterly minimums, any additional royalties are due at that time. The unpaid license fee for the fourth quarter of 2020 is included in accured expense at December 31, 2020 (see Note 9).

As part of the Transaction, the Company entered into a transition services agreement with Celularity for a period of approximately three months. We utilized Celularity to fulfill certain customer orders and to collect related accounts receivable payments until we transitioned our systems.  For the year ended December 31, 2020, orders fulfilled by the seller comprised approximately 49% of the Company’s 2020 full year revenues.

The Company evaluated the transaction and has accounted for it as a business combination and applied the related accounting guidance as required, using the acquisition method and a fair value model.

The tables below present the consideration paid to Celularity and the fair value of the Assets acquired on August 6, 2020:

Purchase Consideration
Cash paid at closing	$18,890,000
Cash paid pursuant to letter of intent	1,110,000
Note payable to seller	4,000,000
Total consideration	$24,000,000

Fair Value of Net Assets Acquired
Inventory	$1,859,965
Property and equipment	436,815
Intangible assets (a)	14,443,425
Goodwill (b)	7,259,795
Total fair value of net assets acquired	$24,000,000

(a)
Intangible assets, as summarized below, are recorded at their estimated fair value.  The estimated fair value of the acquired customer relationships is determined using the multi-period excess earnings method. At December 31, 2020, the Company determined that intangible assets related to certain customer relationships was impaired. See Note 8 for additional discussion of this impairment. The estimated fair value of the acquired patent and trade names is based on a relief from royalty method. The estimated useful lives for intangible assets were determined based on the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows.

(b)
Goodwill represents the excess of the total purchase consideration over fair value of the assets recognized and represents the future economic benefits that we believe will result from combining the operations of SANUWAVE and UltraMIST, including expected future synergies and operating efficiencies. Goodwill resulting from the Transaction has been assigned to the Company’s lone operating segment.  Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred.   The goodwill recognized is expected to be deductible for income tax purposes.

Intangible Assets	Fair Value	Useful Life (Years)
Customer relationships - UltraMIST	$3,820,000	7
Customer relationships - Biologics	7,618,100	7
Patent	2,311,825	19
Trade names	693,500	19
Total intangible assets	$14,443,425

Acquisition and related costs - During the year ended December 31, 2020, acquisition costs of $1,084,994 were expensed as incurred and included in general and administrative expenses in the Consolidated Statements of Comprehensive Loss. Such costs include professional fees of advisors and integration and synergy costs related to the combination of UltraMIST and SANUWAVE.

Pro forma impact of acquisition – The table below shows summarized unaudited pro forma combined operating results of the Company for the years ended December 31, 2020 and 2019 as if the UltraMIST business acquisition had occurred on the same terms as of January 1, 2019. Pro forma adjustments have been made related to amortization of intangibles, interest expense, and income tax expense for the years ended December 31, 2020 and 2019. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expected to realize as a result of the acquisition or estimates of charges related to the integration activity.

	Year Ended December 31,
	(unaudited)
	2020	2019
Total revenues	$7,832,221	$9,003,555
Net Loss	(35,533,724)	(15,222,591)

The unaudited pro forma combined results of operations were prepared using the acquisition method of accounting and are based on the historical financial operating results of the Company and UltraMIST. Except to the extent realized in the year ended December 31, 2020, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of the acquisition, or the expenses to be incurred to achieve these savings, operating synergies and other benefits. In addition, except to the extent recognized in the years ended December 31, 2020, the unaudited pro forma information does not reflect the costs to integrate the operations of UltraMIST within the Company.

Significant adjustments to the pro forma information above include recognition of non-recurring direct incremental acquisition costs in the year ended December 31, 2019 and exclusion of those costs from all other periods presented; recognition of the Biovance® license fee pursuant to the License Agreement; increase in interest expense related to the Senior Secured Debt Notes described in Note 12, the Seller Note described in Note 11, the HealthTronics Note described in Note 11, and the Stolarski Note described in Note 11; increase in depreciation expense related to the fair value adjustment of acquired property and equipment; and amortization associated with an estimate of the acquired intangible assets.

The acquired Assets were consolidated into our financial statements starting on the acquisition date. The total revenues and operating income of UltraMIST consolidated into our financial statements since the date of acquisition through December 31, 2020 were $3,632,584 and $467,112, respectively. In addition, the intangible asset related to Customer relationships – Bilogics was impaired at December 31, 2020 for $7,185,120.

6.	Inventory

Inventory consists of the following at December 31, 2020 and 2019:

	2020	2019

Inventory - finished goods	$1,145,737	$357,265
Inventory - parts and accessories	1,810,607	185,690
Total inventory	$2,956,344	$542,955

7.	Property and equipment

Property and equipment consists of the following at December 31, 2020 and 2019:

	2020	2019
Machines and equipment	278,133	281,633
Office and computer equipment	244,483	201,841
Medical devices on rent	513,336	81,059
Software	38,127	38,127
Furniture and fixtures	22,929	22,929
Other assets	2,532	2,258
Total	1,099,540	627,847
Accumulated depreciation	(628,559)	(533,893)
Net property and equipment	$470,981	$93,954

Depreciation expense was $97,956 and $37,740 for the years ended December 31, 2020 and 2019, respectively.

8.	Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and other intangible assets during the year ended December 31, 2020 consist of the following activity:

	December 31, 2019	Celularity Acquisition (Note 5)	Amortization	Impairment	December 31, 2020
Goodwill		$7,259,795			$7,259,795

Intangible assets subject to amortization:
Customer relationships - UltraMIST	$-	$3,820,000	$(217,112)	$-	3,602,888
Customer relationships - Biologics	-	7,618,100	(432,980)	(7,185,120)	-
Patents	-	2,311,825	(48,408)	-	2,263,417
Trade names	-	693,500	(14,521)	-	678,979
Other intangible assets	$-	$14,443,425	$(713,021)	$(7,185,120)	$6,545,284

Future amortization expense is expected to be the following:

Amortization
Year ending December 31,
2021	$703,889
2022	703,889
2023	703,889
2024	703,889
2025	703,889
Thereafter	3,025,839
$6,545,284

Impairment – During the fourth quarter of 2020, the Company determined that the intangible asset for customer relationships related to the biological products was impaired due to significant shortfalls in sales of the products during that period compared with the sales projections used to determine the fair value the intangible asset as of the August 6, 2020 acquisition date.  The Company does not expect sales of biological products to sufficiently recover. The estimated fair value of the customer relationships at the acquisition date and at December 31, 2020 were determined using the multi-period excess earnings method. At December 31, 2020, the Company recorded a $7,185,120 impairment charge for this intangible asset in the Consolidated Statements of Comprehensive Loss.

9.	Accrued expenses

Accrued expenses consist of the following at December 31, 2020 and 2019:

	2020	2019
Outside services	$346,895	$108,033
License fees	335,517	-
Board of director’s fees	320,000	400,000
Registration penalties	263,750	-
Commissions	238,730	-
Legal and professional fees	196,614	134,970
Warranty reserve	180,000	-
Inventory purchases	91,493	167,050
Other	153,769	147,056
	$2,126,768	$957,109

A summary of activity in the warranty reserves as follows:

Balance December 31, 2019	$-
Additions	180,000
Balance December 31, 2020	$180,000

10.	Revenue

Disaggregation of Revenue - The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020			Year ended December 31, 2019
	United States	International	Total	United States	International	Total
Product	$2,178,582	$88,677	$2,267,259	$277,527	$367,642	$645,169
Accessories and parts	1,549,969	88,028	1,637,997	-	12,021	12,021
License fees and other	-	152,215	152,215	127,450	244,090	371,540
	$3,728,551	$328,920	$4,057,471	$404,977	$623,753	$1,028,730

Contract liabilities - As of December 31, 2020 and 2019, the Company has contract liabilities from contracts with customers as follows:

	December 31, 2020	December 31, 2019
Service agreement	$69,772	$133,510
Partnership fee	-	500,000
Other	-	6,291
Total Contract liabilities	69,772	639,801
Non-Current	(37,514)	(573,224)
Total Current	$32,258	$66,577

The timing of the Company’s revenue recognition may differ from the timing of payment from its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the satisfaction of performance obligations, the Company records a contract liability (deferred revenue) until the performance obligations are satisfied. Of the aggregate contract liability balances as of December 31, 2020, the Company expects to satisfy its remaining performance obligations associated with $32,258 and $37,514 within the next twelve months and following 27 months, respectively.

11.  Debt with related parties

Debt with related parties at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Convertible promissory notes (HealthTronics), related parties, in default	$1,372,743	$-
Notes payable, related parties	-	5,372,743
Convertible promissory notes (Stolarski), related parties, in default	223,511
Line of credit, related parties	-	212,388
Advances from related parties	22,500	18,098
Total debt with related parties	$1,618,754	$5,603,229

Convertible promissory notes payable (HealthTronics), in default – At December 31, 2019, the Company had a note payable, related party due to HealthTronics, Inc. (“HealthTronics”) with an outstanding balance of $5,372,743 that was entered into in connection with the Company’s purchase of the orthopedic division of HealthTronics in 2018 (the “HealthTronics Purchase Note”). This note payable matured on December 31, 2018 and was not repaid.  At the inception of the HealthTronics Purchase Note, the Company also entered into a security agreement with HealthTronics to provide a first security interest in the assets of the Company.  HealthTronics is considered a related party because they are a shareholder in the Company and hold the security agreement with the Company.  The HealthTronics Purchase Note was in default and interest was accrued at the default rate until settled through proceeds raised by the Company on August 6, 2020.

On August 6, 2020, the Company entered into a letter agreement with HealthTronics (the “HealthTronics Agreement”) pursuant to which the Company satisfied all of the outstanding debt due to HealthTronics, including the notes payable. Pursuant to the HealthTronics Agreement, as consideration for the extinguishment of the note payable due to HealthTronics, (i) the Company paid to HealthTronics an amount in cash equal to $4,000,000, (ii) HealthTronics exercised all of its outstanding Class K Warrants to purchase 7,200,000 shares of common stock, (iii) the Company issued to HealthTronics a convertible note payable in the amount of $1,372,743 (the “HealthTronics Note”), and (iv) the Company and HealthTronics entered into a securities purchase agreement dated August 6, 2020 pursuant to which the Company issued to HealthTronics an aggregate of 8,275,235 shares of common stock and an accompanying Class E warrant to purchase up to an additional 8,275,235 shares of common stock. The warrant has an exercise price of $0.25 per share and a three-year term.

The HealthTronics Note, with principal amount of $1,372,743, matured on August 6, 2021 and was not repaid, see Note 24 Subsequent Events for additional discussion.  The note accrues interest at a rate equal to 12.0% per annum.  In the event that the Seller Note (as defined in Note 12) has not been repaid prior to January 1, 2021, HealthTronics may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. As this conversion option is contingent, the conversion option has not been bifurcated from the host instrument as of December 31, 2020. The convertible promissory note is expressly subordinate to the Senior Secured Notes (as defined in Note 12). The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty.

Convertible promissory notes payable (Stolarski), in default – The Company entered into a line of credit agreement with A. Michael Stolarski, a member of the board of directors and an existing shareholder on December 29, 2017 (the “Stolarski Line of Credit”).  The agreement established a line of credit in the amount of $370,000 with an annualized interest rate of 6%.  On November 12, 2018, the Company entered into an amendment to the line of credit agreement that increased the line of credit to $1,000,000 with an annualized interest rate of 6%.  During the year ended December 31, 2019, the amount of the line of credit was decreased by $680,000 through a conversion to 7,020,455 shares of common stock, by $121,000 through payment on purchase of dermaPACE Systems and was increased by $90,000 through a deposit on purchase of future dermaPACE Systems.  The outstanding balance on the Stolarski Line of Credit was $212,388 at December 31, 2019.  Interest expense on the line of credit was approximately $40,000 for the year ended December 31, 2019.

On August 6, 2020, the Company terminated the Stolarski Line of Credit agreement and, as consideration for the termination, issued to Stolarski a convertible promissory note in the principal amount of $223,511 (the “Stolarski Note”). The Stolarski Note matured on August 6, 2021 and was not repaid, see Note 24 Subsequent Events for additional discussion.  The note accrues interest at a rate equal to 12.0% per annum.  In the event that the Stolarski Note has not been repaid prior to January 1, 2021, the holder may elect to convert the outstanding principal amount plus any accrued by unpaid interest thereon into shares of common stock at a conversion price of $0.10 per share.  As of December 31, 2020, $223,511 plus accrued interest of $10,952 remained outstanding on the Stolarski Note.

Advances from related parties - During the year ended December 31, 2019, the Company received $2,055,414 for warrant exercises and short-term notes, for which shares were not immediately issued and recorded as a liability.  During the year ended December 31, 2019, the Company converted $1,827,316 of the advances from related parties to equity through issuance of 18.2 million shares of common stock and $210,000 of the advances from related parties to short term notes.  Advances from related parties totaled $22,500 and $18,098 at December 31, 2020 and 2019, respectively.

12.  Debt with unaffiliated parties

Debt with unaffiliated parties at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Senior secured promissory note payable, in default	$10,675,637	$-
Convertible promissory note payable, in default	4,000,000	-
SBA loans	464,335	-
Short term notes payable	-	587,233
	15,139,972	587,233
Less: current maturities including notes in default	(14,996,344)	(587,233)
Debt with unafffiliated parties, long-term	$143,628	$-

Senior secured promissory note payable, in default - On August 6, 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”), with NH Expansion Credit Fund Holdings LP, as noteholder and agent. In accordance with the NWPSA, the Company issued a $15,000,000 Senior Secured Promissory Note Payable (the “Senior Secured Note”) and a warrant exercisable into shares of the Company’s common stock (the “NH Expansion Warrant”) in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST assets from Celularity, among other transactions. The Company received net proceeds of $13,346,547 from issuing the Senior Secured Note and NH Expansion Warrant. The NWPSA provides for (i) the sale and purchase of Senior Secured Notes in an aggregate original principal amount of $15 million and (ii) the issuance of 13,091,160 warrants equal to 2.0% of the fully diluted common stock of the Company as of the issue date. The NH Expansion Warrant has an exercise price of $0.01 per share and a 10-year term (Note 13).

The Senior Secured Note has a maturity date of September 30, 2025 and accrues interest at a rate that is the sum of: (a) the greater of the quarter end prime rate or 3% plus (b) 9%, due in quarterly in arrears and at a rate of three percent (3.00%) per annum , which shall be compounded by being added to the principal amount of the Senior Secured Notes on each payment date and which shall be payable in cash upon the earliest to occur of (x) the maturity date, (y) prepayment of the Senior Secured Note, or (z) acceleration of the maturity of the Senior Secured Note upon an event of default..  The Senior Secured Notes are secured by substantially all assets of the Company including, in the event of default, placing bank accounts under a control agreement, copyrights, trademarks, patents, applications, registered and unregistered, licenses, designs, held or acquired after August 6, 2020 by the Company. The NWPSA contains several default conditions, including non-monetary default events including misrepresentations and material adverse changes. In the case of default, the agent has the right to declare the Senior Secured Notes immediately due, not extend further credit, take actions to protect the security, demand and take possession of the books, and is appointed an attorney in fact in certain conditions. Covenants include restrictions on dispositions, mergers or acquisitions, incurring indebtedness and minimum liquidity provisions. As of December 31, 2020, the Company was in default of the minimum liquidity provisions on the Senior Secured Note, and, as a result, it is classified in current liabilities in the accompanying Consolidated Balance Sheets. As a result of the default, the comapny is accuring interest at the default interest note of an additional 5%.

	At issuance	December 31, 2020
Senior secured promissory note payable, in default
Principal	$15,000,000	$15,000,000
Debt issuance costs	(1,653,453)	(1,520,110)
Debt discount	(3,050,240)	(2,804,253)
	$10,296,307	$10,675,637

The debt issuance costs and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note.  Amortization expense for the year ended December 31, 2020 was $379,330. Accrued interest related to the Senior Secured Note was $642,284 at December 31, 2020.  Interest expense on this note was $1,484,468 for the year ended December 31, 2020.

The NH Expansion Warrant agreement contains a put option. Upon payment in full of the Senior Secured Note, the holder has the ability to require the Company to purchase the warrants from the holder for cash. Accordingly, the NH Expansion Warrant have been classified as a derivative liability. The holder has the option to exercise the put any time between the payment of the Senior Secured Note and the expiration of the warrants. At issuance, the Company recorded a warrant liability of $3,050,240 for the fair value of the NH Expansion Warrant.

Convertible promissory notes payable, in default - On August 6, 2020, the Company entered into an asset purchase agreement with Celularity, described in Note 5, to acquire Celularity’s UltraMIST assets. A portion of the aggregate consideration of $24,000,000 paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4,000,000 (the “Seller Note”). The Seller Note matured on August 6, 2021 and was not repaid, see Note 24 Subsequent Events for additional discussion.  The Seller Note accrues interest at a rate equal to 12.0% per annum. In the event that the Seller Note has not been repaid prior to January 1, 2021, Celularity may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. As this conversion option is contingent on a future event, the conversion option has not been bifurcated from the Seller Note as of December 31, 2020. The Seller Note is expressly subordinate to the Senior Secured Note. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty. As of December 31, 2020, $4,000,000 remained outstanding and had accrued interest of $192,258.

LGH convertible promissory note -- On June 5, 2020, the Company entered into a securities purchase agreement with investor LGH Investments LLC ("LGH") for (i) a convertible promissory note (the “LGH Note”) in the original principal amount of $1,210,000, convertible into shares of common stock, (ii) warrants entitling LGH to acquire 1,075,000 shares of common stock (the “LGH Warrants”) and (iii) 200,000 unregistered common shares of the Company as an inducement grant (the “Inducement Shares”). The LGH Note contained certain default provisions, as defined, resulting in net proceeds to the Company of $1,100,000.

As part of the securities purchase agreement with LGH, the Company established a reserve of shares of its authorized but unissued and unreserved common stock for 11,000,000 shares for purposes of exercise of the LGH Warrant or conversion of the LGH Note. The LGH Note matures on February 5, 2021 and includes a one-time interest charge of 8% to be applied on the issuance date to the original principal amount. LGH can convert the LGH Note and accrued interest at any time prior to maturity to the number of shares of common stock, equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.25.

On August 6, 2020, the Company repaid all amounts owing to LGH in the original principal amount of LGH Note $1,210,000. As a result, all obligations of the Company under the LGH Note have been terminated. The Company recorded a loss on extinguishment of debt of $565,374 during the year ended December 31, 2020.

The LGH Warrants have an exercise price of $0.35 per share and have a term of five years and are recorded as a derivative liability by the Company. With respect to the Inducement Shares, in the event the Company’s share price has declined on the date on which the LGH seeks to have the restricted legend removed on such shares, the Company agrees to issue to LGH additional shares such that the aggregate value of the Inducement Shares equals the aggregate value of the Inducement Shares as of June 5, 2020.

The LGH Warrants, as more fully discussed in Note 14, contain certain ratchet provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of certain dilutive issuances of securities by the Company on August 6, 2020, the exercise price of the LGH Warrants decreased to $0.01 per share and the number of shares subject to the LGH Warrants increased to 35,000,000 shares.  As a result, the Company determined that these warrants meet the definition of a derivative liability.

SBA loans - On May 28, 2020, the Company received proceeds from a loan in the approximate amount of $460,000 (the “PPP Loan”) from Truist Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 28, 2022 and bears interest at a rate of 1% per annum. Commencing December 12, 2020, the Company is required to pay the lender equal monthly payments of principal and interest. The PPP Loan is evidenced by a promissory note dated May 28, 2020 (the “PPP Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties and covenants. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. The ultimate forgiveness of the PPP Loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the third quarter of 2020. The Company completed the application for loan forgiveness during the third quarter of 2021, however, no assurance is provided that the Company will obtain forgiveness for, any portion of the PPP Loan. As of December 31, 2020, $320,707 is classified as current and $143,628 is classified as non-current.

On June 10, 2020, the Company secured a loan offered by the U.S. Small Business Administration (“SBA”) under its Economic Injury Disaster Loan assistance program (“EIDL”) in light of the impact of COVID-19 pandemic on the Company’s business. The principal amount of this loan was $150,000 and interest accrued at the rate of 3.75% per annum. This loan was repaid in full on August 5, 2020 with proceeds from the NWPSA Senior Notes as part of the conditions of that agreement.

Short-term notes payable – The Company had short-term notes payable with an aggregate outstanding balance of $587,233 at December 31, 2019.  During the year ended December 31, 2020, the Company issued 4,829,789 shares of common stock upon the conversion of principal and accrued interest in order to satisfy $564,729 of the obligation with the remaining balance being paid in cash.

13.	Warrants

A summary of the warrant activity during the years December 31, 2020 and 2019 is as follows:

Warrant class	Outstanding December 31, 2019	Issued	Exercised	Expired	Outstanding December 31, 2020
Class E Warrants	-	141,091,485	-	-	141,091,485
Class K Warrants	7,200,000	-	(7,200,000)	-	-
Class O Warrants	909,091	-	-	-	909,091
Class P Warrants	1,365,000	-	(1,000,000)	(100,000)	265,000
LGH Warrant	-	35,000,000	-	-	35,000,000
NH Expansion Warrant	-	13,091,160	-	-	13,091,160
Total	9,474,091	189,182,645	(8,200,000)	(100,000)	190,356,736

Warrant class	Outstanding December 31, 2018	Issued	Exercised	Expired	Outstanding December 31, 2019
Class K Warrants	7,200,000	-	-	-	7,200,000
Class L Warrants	57,258,339	-	(57,133,339)	(125,000)	-
Class N Warrants	30,451,815	-	(29,951,815)	(500,000)	-
Class O Warrants	7,929,091	-	(6,549,090)	(470,910)	909,091
Class P Warrants	-	1,365,000	-	-	1,365,000
Series A Warrants	1,155,682	-	(1,092,936)	(62,746)	-
Total	103,994,927	1,365,000	(94,727,180)	(1,158,656)	9,474,091

A summary of the warrant exercise price per share and expiration date as of December 31, 2020 is as follows:

	Exercise price/share	Expiration date
Class E Warrants	$0.25	August 2023
Class O Warrants	0.11	January 2022
Class P Warrants	0.20	June 2024
LGH Warrant	0.01	June 2025
NH Expansion Warrant	0.01	August 2030

Except for the LGH Warrants, the fair value of the common stock purchase warrants is estimated on the date of grant using the Black-Scholes option pricing model which approximates the binomial model, using the following weighted average assumptions for the year ended December 31, 2020:

Weighted average contractual terms in years	1.3
Weighted average risk free interest rate	0.15%
Weighted average volatility	92.76%

The LGH Warrants were valued at the ratchet date of August 6, 2020 using the binomial/lattice model.

14.	Warrant Liabilities

On August 6, 2020, the Company, issued 132,816,250 warrants to investors and the placement agent in connection with a private placement offering (Note 12). Additionally, on that date, the Company issued 13,091,160 NH Expansion Warrants to the holder of the Senior Secured Notes (Note 12) and 8,275,235 warrants to settle certain outstanding debt (Note 11).  The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the common stock included in the public share offering.

The Company, not having sufficient authorized common shares at the time of issuance, in the event that all of the warrants were exercised, required the reclassification of 112,210,902 warrants from the August 6, 2020 private placement as a warrant liability. On December 30, 2020 the shareholders of the Company authorized sufficient additional share and the Company at that time re-valued 64,119,742 of these shares and reclassified them as equity.

A summary of the warrant liability activity for the year ended December 31, 2020 is as follows:

Warrant Liability	Warrants Outstanding	Fair Value per Share	Fair Value
Balance December 31, 2019	-	$-	$-
Warrants classified as liabilities	112,210,902	0.11	11,955,454
Warrants reclassifed as Equity	(64,119,742)	0.10	(6,292,695)
Loss on remeasurement of warrant liability			3,192,620
Balance December 31, 2020	48,091,160	$0.18	$8,855,379

NH Expansion Warrants -- Management determined that the NH Expansion Warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as a liability pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity”. In accordance with the accounting guidance, 13,091.160 of the outstanding NH Expansion Warrants were recognized as a warrant liability on the Consolidated Balance Sheets and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the Consolidated Statements of Comprehensive Loss.

The derivative liability for the NH Expansion Warrants is considered a Level 3 liability on the fair value hierarchy as the determination of fair value includes various assumptions about future activities and the Company’s stock prices and historical volatility as inputs.  The fair value of the NH Expansion Warrants derivative liability was measured using the Black Scholes option pricing model.  Given the plain vanilla nature of the NH Expansion Warrant terms, including the absence of any exercise contingencies, the Black Scholes Merton model sufficiently captures the terms of the NH Expansion Warrant as inputs to the valuation and produces a value that is not materially different from a binomial/lattice model.

Significant inputs into the model at the inception and December 31, 2020 are as follows:

Black Scholes option pricing model	Issuance date (1) August 6, 2020	December 31, 2020
Exercise Price(1)	$0.01	$0.01
Warrant Expiration Date (1)	August 6, 2030	August 6, 2030
Interest Rate (annual) (2)	0.21%	0.65%
Volatility (annual) (3)	102.09%	143.94%
Time to Maturity (Years)	10	9.6
Calculated fair value per share	$0.2330	$0.1891

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated August 6, 2020.

(2)	Interest rate for U.S. Treasury Bonds, as of August 6, 2020 and each presented period ending date, as published by the U.S. Federal Reserve.

(3)	Based on the historical daily volatility of the Company as of August 6, 2020 and each presented period ending date.

LGH Warrants – As discussed above, the Company consummated a series of transactions on August 6, 2020, involving the issuance of common stock and various equity-linked instruments, each of which constitutes a dilutive issuance in the LGH Warrant Agreement (see Note 12).  As a result of these transactions, a ratchet provision, as defined in the agreement, was triggered with the effect of decreasing the warrant’s exercise price to $0.01. With the reduction of the warrant exercise price from the initial $0.35 to $0.01 per share, so as to maintain the $350,000 aggregate exercise amount in effect prior to the adjustment (1,000,000 warrant shares with an exercise price of $0.35), as required by the ratchet provision, the Company was required to increase the number of warrant shares to 35,000,000 shares, thereby entitling LGH to purchase 35,000,000 shares of the Company’s common stock at $0.01 per share.

Due to the ratchet provision of the LGH Warrants, the Company determined that these warrants meet the definition of a derivative liability.  Pursuant to this conclusion, the LGH Warrant was recorded as derivative liability In accordance with the accounting guidance, 35,000.000 of the outstanding LGH Warrants were recognized as a warrant liability on the Consolidated Balance Sheets and are measured at their inception date fair value and subsequently re-measured at each reporting period with changes being recorded as a component of other income in the Consolidated Statements of Comprehensive Loss.

The fair value of the LGH Warrant liabilities was determined using the binomial pricing model at the insurance date. The Black Sholes model was used to determine the fair value at the ratchet date and at December 31,2020. Significant inputs into the model at the date of issuance, the ratchet date and December 31, 2020 are as follows:

	Issuance date (1)	Ratchet Date
	June 5, 2020	August 6, 2020	December 31, 2020
Exercise Price(1)	$0.35	$0.01	$0.01
Warrant Expiration Date (1)	June 5, 2025	June 5, 2025	June 5, 2025
Interest Rate (annual) (2)	0.29%	0.20%	0.36%
Volatility (annual) (3)	107%	103%	99%
Time to Maturity (Years)	5	4.83	4.43
Calculated fair value per share	$0.25	$0.24	$0.18

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated August 6, 2020.
(2)	Interest rate for U.S. Treasury Bonds, as of August 6, 2020 and each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of August 6, 2020 and each presented period ending date.

15.	Leases

The following is a summary of the Company’s ROU assets and lease liabilities at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Operating Leases	Financing Leases	Total	Operating Leases	Financing Leases	Total
Right of use assets	$724,604	$643,517	$1,368,121	$476,029	$451,561	$927,590
Less: Accumulated amortization	(339,032)	(234,258)	(573,290)	(152,368)	(33,473)	(185,841)
Right of use assets, net	$385,572	$409,259	$794,831	$323,661	$418,088	$741,749

Lease liabilities	$414,668	$427,429	$842,097	$359,047	$392,874	$751,921
Less: current portion	(257,124)	(193,663)	(450,787)	(173,270)	(121,634)	(294,904)
Lease Liabilities	$157,544	$233,766	$391,310	$185,777	$271,240	$457,017

Total lease costs for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Finance lease costs:
Amortization of right-of-use assets	$200,785	$33,473
Interest on lease liabilities	58,804	60,863
Operating lease costs	296,686	157,395
Total lease costs	$556,275	$251,731

The following summarizes cash paid for amounts included in the measurement of lease liabilities as well as the related right-of-use assets obtained for the years ended December 31, 2020 and 2019:

	2020	2019
Cash paid for amouonts included in measurement of lease liabilities:
Operating cash flows from finance leases	$(210,333)	$(84,440)
Operating cash flows from operating leases	$(302,976)	$(165,403)
Financing cash flows from finance leases	$186,083	$416,451
Right-of-use assets obtained in exchange for new finance lease liabilities	$191,956	$451,561
Right-of-use assets obtained in exchange for new operating lease liabilities	$248,575	$476,029

Operating Leases - The Company is a party to certain operating leases. The Company has entered into a lease agreement, as amended, for office space for office, research and development, quality control, production and warehouse space which expires on December 31, 2021. Under the terms of the lease, the Company pays monthly rent of $14,651, subject to a 3% adjustment on an annual basis.

As part of its August 6, 2020 acquisition, the Company became party to second lease agreement for office space for office, research and development, quality control and warehouse space which expires August 31, 2023.  Under the terms of the lease, the Company pays monthly rent of $7,051, with escalation of approximately 2% on May 1 of each lease year.

Also on August 6, 2020, the Company became party to a lease for office equipment that requires monthly payments of $669 through May 31, 2025.

As of December 31, 2020, the maturities of the Company’s operating lease liability which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2021	$279,279
2022	93,502
2023	65,010
2024	8,028
2025	3,345
Total lease payments	449,164
Less: Present value adjustment	(34,496)
Lease liability	$414,668

As of December 31, 2020, the Company’s operating lease had a weighted average remaining lease term of 2.1 years and a weighted average discount rate of 9.9%.

Rent expense for the year ended December 31, 2020 and 2019 was $296,686 and $157,395, respectively.

Financing Lease - On January 26, 2018, the Company entered into a master equipment lease to provide financing for equipment purchases to enable the Company to begin placing the dermaPACE system in the marketplace.  In 2019, the Company entered into additional equipment leases under the master lease agreement.
As of December 31, 2020, the maturities of the Company’s financing lease liability which have initial or remaining lease terms in excess of one year consist of the following:

Year ending December 31,	Amount
2021	$234,593
2022	199,793
2023	18,388
Total lease payments	452,774
Less: Present value adjustment	(25,345)
Lease liability	$427,429

As of December 31, 2020, the Company’s financing leases had a weighted average remaining lease term of 2.0 years based on annualized base payments expiring through 2023 and a weighted average discount rate of 13.2%.

As of December 31, 2020, the Company did not have additional operating or financing leases that have yet commenced.

16.	Common Stock

On July 23, 2020, in connection with the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders approved, among other matters, an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 355,000,000 to 600,000,000.

Also on July 23, 2020, the Company’s stockholders approved the Company to amend the Company’s Articles of Incorporation to effect a reverse split of the Company’s outstanding common stock at a ratio of between 1-for-10 and 1-for-50, with the exact ratio to be determined by the board of directors of the Company in its sole discretion. The Company has not yet effected a reverse split of its stock.

On December 30, 2020, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of authorized shares of its common stock, par value $0.001 per share, to 800,000,000, and the Company filed a Certificate of Amendment to its Articles of Incorporation, as amended with the Secretary of State of the State of Nevada on December 30, 2020 to reflect this amendment, which became effective on December 30, 2020.

17.	Preferred Stock

On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock.

On February 6, 2020, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with certain accredited investors for the sale by the Company in a private placement of an aggregate of 90 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share at a stated value equal to $25,000 per share, for an aggregate total purchase price of $2,250,000.

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

On September 20, 2020, the Series C and D holders converted their preferred shares into 17,499,958 shares of common stock.

18.	Equity transactions

Warrant Exercises - During the year ended December 31, 2020, the Company issued 1,000,000 shares of common stock upon the exercise of 1,000,000 Class P Warrants to purchase shares of stock and an exercise price of $0.01 per share under the terms of the respective warrant agreement.

During the year ended December 31, 2020, the Company issued 7,200,000 shares of common stock to a related party upon the exercise of Class K Warrants upon the conversion of accrued interest related to a note payable, related party totaling $636,000, as described in Note 11.

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

Cashless Warrant Exercises - During the year ended December 31, 2019, the Company issued 4,962,157 shares of Common Stock upon the cashless exercise of 10,423,886 Class N Warrants, Class L Warrants and Series A Warrants to purchase shares of stock under the terms of the respective warrant agreements.

During the year ended December 31, 2019, the Company issued 450,000 shares of Common Stock on a cashless basis upon the exercise of 450,000 Class L Warrants to purchase shares of stock under the terms of the respective warrant agreements.  The Common Stock was issued on a cashless basis as a result of an email breach in March 2019.  The warrant holder sent the funds to an incorrect bank account because of the email breach and the Company elected to waive the requirement to cash exercise and allowed the warrant holder to net exercise.

Conversion of liabilities – During the year ended December 31, 2020, the Company issued 2,579,789 shares of common stock upon the conversion of short-term notes payable in the principal and accrued interest amount of $354,729 with the receipt of notices of Class L warrant exercises, all pursuant to the terms of the short-term notes payable.

During the year ended December 31, 2020, the Company issued 2,250,000 shares of common stock upon the conversion of short-term notes payable in the principal and accrued interest amount of $210,000 pursuant to the terms of the short-term notes.

During the year ended December 31, 2020, the Company issued 15,475,235 shares of common stock to a related party upon the conversion of accrued interest related to a note payable, related party totaling $2,291,047, as described in Note 11.

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

Conversion of advances from related parties - During the year ended December 31, 2020, the Company issued 262,811 shares of common stock upon the conversion of advances from related parties in the amount of $18,098 with the receipt of notice of Series A Warrant exercise to purchase shares of stock under the terms of the respective warrant agreement.

Consulting Agreement – In February 2019, the Company entered into a three-month consulting agreement for which a portion of the fee for the services was to be paid with common stock.  The number of shares to be paid with common stock was 75,000 earned upon signing and an additional 75,000 upon renewal of the agreement.  The Company issued 150,000 shares in December 2019.  The fair value of the shares of $28,500 was recorded as a non-cash general and administrative expense during the year ended December 31, 2019.

During the year ended December 31, 2020, the Company entered into various consulting agreements for which the fees were paid with common stock.  These consulting services related to investor relations, new product and business development and digital marketing.  In exchange for these services, the Company issued 12,700,000 shares of common stock with a fair value of $2,546,192.  The fair value of the shares issued was recorded as a non-cash general and administrative expense during the year ended December 31, 2020.

PIPE Offering - On December 11, 2019, the Company entered into a Common Stock Purchase Agreement with certain investors for the sale by the Company in a private placement of an aggregate of up to 21,071,143 shares of its common stock at a purchase price of $0.14 per share. The Company has granted the purchasers indemnification rights with respect to its representations, warranties, covenants and agreements under the purchase agreement.

In connection with the agreement, the Company also entered into a registration rights agreement with the purchasers, pursuant to which the Company has agreed to file a registration statement with the SEC by April 30, 2020. To-date, the shares have not been registered.

During the year ended December 31, 2019, the Company issued 20,000,711 shares of common stock in conjunction with this offering and received $2,800,100 in cash proceeds.

On December 11, 2019, the Company entered into a common stock Purchase Agreement with certain investors for the sale by the Company in a private placement of an aggregate of up to 21,071,143 shares of its common stock at a purchase price of $0.14 per share. During the year ended December 31, 2020, the Company issued 1,071,428 shares of common stock in conjunction with this offering and received $150,000 in cash proceeds.

On August 6, 2020, the Company entered into a Securities Purchase Agreement in connection with the acquisition of UltraMIST, as discussed in Note 5, and issued 123,550,000 shares of common stock and accompanying Class E Warrants to purchase up to an additional 123,550,000 shares of common stock to certain investors for an aggregate purchase price of $0.20 per share of common stock and accompanying Warrant. It also issued Class E Warrants to a third-party placement agent to purchase up to 9,266,250 shares of common stock on the same terms as the Warrants. The Warrants have an exercise price of $0.25 per share and a three-year term.  The private placement generated net proceeds of $21,456,468. The shares of common stock issued in the private placement have a par value of $0.001, resulting in an increase to common stock of $123,550. Since at the date of issuance the Company did not have a sufficient number of authorized shares to reserve for the number of warrants and conversion options outstanding, the Company recorded a liability of $7,306,165 for the fair value of the Warrants that were in excess of the available authorized shares. The Company recorded the residual amount of $12,682,516 from the net proceeds to stockholders’ equity.

Inducement Shares - During the year ended December 31, 2020, the Company issued 200,000 shares of common stock related to the June 5, 2020, Securities Purchase Agreement with LGH Investments, LLC, as described in Note 13.

Stock Option Exercise - During the year ended December 31, 2020, the Company issued 325,000 shares of common stock upon the exercise of stock options resulting in net proceeds of $48,250.

Litigation Settlement - During the year ended December 31, 2020, the Company issued 200,000 shares of restricted common stock upon the settlement of outstanding litigation. The fair value of the shares of $50,000 was recorded as a non-cash general and administrative expense during the year ended December 31, 2020.

19.	Contingencies

Litigation - From time to time, the Company is subject to various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contracts and intellectual property matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company believes that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

20.	Related party transactions

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

For the year ended December 31, 2020, the Company recorded $45,019 in product revenue from this related party.  The contract liabilities balance includes a balance of $69,772 from this related party. For the year ended December 31, 2019, the Company recorded $253,013 in product revenue from this related party. The contract liabilities balance at December 31, 2019 includes a balance of $117,152 from this related party.

21.	Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten-year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. As of December 31, 2020 and 2019, the Stock Incentive Plan reserved a total of 35,000,000 and 35,000,000, respectively, shares of common stock for grant.

The following is a summary of the activity of the Stock Incentive Plan for the years ended December 31, 2020 and 2019:

	Options	Weighted Average Exercise Price per share	Range of Option Exercise Price per share	Aggregate Intrinsic Value	Weighted Average Remaining Contractural Life (years)
Outstanding at December 31, 2018	31,703,385	$0.29	$0.04 - $2.00	$2,085,866	7.40
Granted	2,700,000	0.15
Exercised	-	-
Forfeited or expired	(100,000)	0.11
Outstanding at December 31, 2019	34,303,385	0.28	$0.04 - $2.00	$981,088	6.62
Granted	100,000	0.26
Exercised	(325,000)	0.15
Forfeited or expired	(2,140,000)	0.71
Outstanding at December 31, 2020	31,938,385	0.26	$0.04 - $1.98	$1,372,116	5.94

Vested and exercisable at December 31, 2020	31,588,385	$0.28	$0.04 - $1.98	$1,368,616	5.94

On December 31, 2020, there were 3,061,615 shares of common stock available for grant under the Stock Incentive Plan.

During the year ended December 31, 2020, the Company granted to employees, members of the board of directors and members of the Company’s Medical Advisory Board options to purchase an aggregate of 100,000 shares of common stock under a previously issued incentive plan. The options have an exercise price of $0.26 per share for an aggregate grant date value of approximately $21,900. The options vested upon issuance and have a term of ten years.

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

The range of exercise prices for options was $0.04 to $1.98 for options outstanding at December 31, 2020 and $0.04 to $2.00 at December 31, 2019. The aggregate intrinsic value for outstanding options was $1,372,116 and $981,088 at December 31, 2020 and 2019, respectively. The aggregate intrinsic value for all vested and exercisable options was $1,368,616 and $981,088 at December 31, 2020 and 2019, respectively. The weighted average remaining contractual term for outstanding exercisable stock options is 5.94 years and 6.62 years as of December 31, 2020 and 2019, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the years ended December 31, 2020 and 2019:

	2020	2019
Weighted average expected life in years	5.00	5.00
Weighted average volatility	124.38%	131% - 189%
Weighted average risk free interest rate	1.59%	1.54% - 2.15%
Expected dividend yield	0.0%	0.0%

For the years ended December 31, 2020 and 2019, the Company recognized $21,900 and $333,422, respectively, as compensation cost related to options granted. The compensation cost is included in operating expenses in the accompanying Consolidated Statements of Comprehensive Loss.  As of December 31, 2020 and 2019, there are no unamortized compensation costs related to options granted.

22.	Joint ventures

On September 21, 2018, the Company entered into a joint venture agreement with Johnfk Medical Inc. (“FKS”) setting forth the terms of the operation, management and control of a joint venture entity, incorporated in the Republic of Singapore, for the manufacture, sale and distribution of the Company’s dermaPACE and orthoPACE devices. Under the terms of the agreement, FKS paid the Company a fee of $500,000 on June 22, 2018 for the initial distribution rights in Taiwan.  An additional fee of $500,000 for initial distribution rights in the southeast Asia region was to be received in installments.  The first two installments of $50,000 were received and the remaining $400,000 was expected to be received in April 2019.  On June 4, 2019, the Company and FKS terminated their joint venture agreement.  FKS paid the Company a fee of $50,000 for early termination of the agreement plus $63,275 in outstanding invoices for equipment delivered to FKS. The $400,000 fee the Company anticipated receiving from FKS under the terms of the agreement was not received.  Pursuant to the termination agreement, FKS was to pay the outstanding amount of $63,275 for equipment delivered to FKS and a penalty fee of $50,000 for early termination of the joint venture agreement.  The early termination fee was received in 2019.  We credited the outstanding amount of $63,275 due for equipment upon the return of the equipment on September 6, 2019.

On December 13, 2019, the Company entered into a joint venture agreement (the “Agreement”) with Universus Global Advisors LLC, a limited liability company organized under the laws of the State of Delaware (“Universus”), Versani Health Consulting Consultoria em Gestão de Negócios EIRELI, an empresa individual de responsabilidade limitada organized under the laws of Brazil (“Versani”), Curacus Limited, a private limited company organized under the laws of England and Wales (“Curacus”), and certain individual citizens of Brazil and the Czech Republic (the individuals together with Curacus, the “IDIC Group”).  The principal purpose of the joint venture company will be to manufacture, import, use, sell, and distribute, on an exclusive basis in Brazil, dermaPACE devices and wound kits consisting of a standard ultrasound gel and custom size sterile sleeves used for the treatment of various acute and chronic wounds using extracorporeal shockwave therapy technology. The joint venture company will also provide treatments related to the dermaPACE devices.  The IDIC Group has agreed to pay to the Company a partnership fee in the total amount of $600,000 for the granting of exclusive territorial rights to the joint venture company to distribute the dermaPACE devices and wound kits in Brazil.  The $600,000 joint venture fee was received and recognized as nonoperating income during the year ended December 31, 2020. The IDIC Group will also have the right to receive prioritized dividends until full reimbursement of the partnership fee and expenses incurred in the formation of the joint venture company, which are required to be paid by the IDIC Group.

23.	Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions.  The Company is subject to United States federal and state income tax examinations by tax authorities for any years that have net operating losses open until the net operating losses are used.

The components of the net loss before income taxes for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Domestic	$(30,945,249)	$(10,595,457)
Foreign	8,216	165,618
Net loss before income taxes	$(30,937,033)	$(10,429,839)

In accordance with ASC Topic 740, Income Taxes (“ASC 740”), the Company accounts for income taxes utilizing the asset and liability method.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is provided for the deferred tax assets, including loss carryforwards, when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. The CARES Act did not have a material impact on the Company.

The income tax provision (benefit) from continuing operations consists of the following at December 31, 2020 and 2019:

	2020	2019
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred:
Federal	(5,420,438)	(2,300,997)
State	(964,218)	(409,313)
Foreign	1,577	(3,676)
Change in valuation allowance	6,383,079	2,713,986
	$-	$-

At December 31, 2020 and 2019, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 21% for the years ended December 31, 2020 and 2019 to pretax loss from operations as a result of the following for the years ended December 31, 2020 and 2019:

	2020	2019
Tax expense (benefit) at statutory rate	$(6,498,502)	$(2,071,322)
Increase (reduction) in income taxes resulting from:
State income taxes (benefit), net of federal benefit	(913,233)	(291,082)
Non-deductible gain on warrant adjustment valuation	670,450	(47,810)
Income from foreign subsidiaries	1,725	(2,595)
Change in valuation allowance	6,383,079	2,713,986
Other	356,481	(301,177)
Income tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$28,047,903	$23,727,093
Net operating loss carryforwards - foreign	18,649	20,227
Excess of tax basis over book value of property and equipment	7,754	4,240
Excess of tax basis over book value of intangible assets	1,811,264	73,705
Stock-based compensation	1,613,258	1,607,841
Accrued employee compensation	426,514	357,869
Captialized equity costs	49,471	49,471
Net change in reserve accounts	287,035	38,323
	32,261,848	25,878,769
Valuation allowance	(32,261,848)	(25,878,769)
Net deferred tax assets	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers, whether it is “more likely than not”, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2020 and 2019.

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

The federal and state net operating loss carryforwards of approximately $77.9 million from years ending December 31, 2005 through December 31, 2017 will begin to expire in 2025. The federal and state net operating loss carryforward for the years ended December 31, 2018 through 2020 of approximately $36.3 million will not expire.  The foreign net operating loss carryforward at December 31, 2020 of $0.1  million will begin to expire in 2024.

A provision of ASC 740 specifies that companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return.  ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s Consolidated Financial Statements as of December 31, 2020 and 2019.  The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company will recognize in income tax expense, interest and penalties related to income tax matters.  For the years ended December 31, 2020 and 2019, the Company did not have any amounts recorded for interest and penalties.

24.	Subsequent events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Cashless Warrant exercise – In February 2021, LGH made a partial exercise of its 35,000,000 LGH warrants outstanding. LGH exercised 11,400,000 warrants on a cashless basis which, in accordance with the terms of the LGH warrant agreement, resulted in the Company issuing 10,925,000 shares of its common stock to LGH.

Second SBA loan – On February 20, 2021, the Company received proceeds from a loan in the amount of $1,033,005 (the “Second PPP Loan”) from Northeast Bank, as lender, pursuant to the PPP under the CARES Act. The Second PPP Loan matures on February 20, 2026 and bears interest at a rate of 1% per annum. Commencing on April 20, 2025, the Company is required to pay the lender equal monthly payments of principal and interest. The Second PPP Loan is evidenced by a promissory note dated February 20, 2021, which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties and covenants. The Second PPP Loan may be prepaid by the Company at any time prior to maturity with no penalties.

All or a portion of the Second PPP Loan may be forgiven by the SBA upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. The ultimate forgiveness of the Second PPP Loan is also contingent upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the Second PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the Second PPP Loan, the Company may be required to repay the Second PPP Loan in its entirety and/or be subject to additional penalties. In the event the Second PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. Under the terms of the Second PPP Loan, the Company may be eligible for full or partial loan forgiveness in the fourth quarter of 2021.

April 2021 Securities Purchase Agreement and Warrants-  On April 20, 2021, the Company entered into a Securities Purchase Agreement (the “Leviston Purchase Agreement”), with Leviston Resources, LLC, an accredited investor (“Leviston”) for the sale by the Company in a private placement (the “Private Placement”) of (i) the Company’s future advance convertible promissory note in an aggregate principal amount of up to $3,402,000 (the “Leviston Note”) and (ii) a warrant to purchase an additional 16,666,667 shares of common stock of the Company (the “Leviston Warrant”). The Leviston Warrant has an exercise price of $0.18 per share and a four-year term. The closing of the Private Placement occurred on April 20, 2021 (the “Closing Date”).

As noted above, on April 20, 2021, the Company issued the Leviston Note to Leviston in an aggregate principal amount of up to $3,402,000 (the “Aggregate Amount”), which shall be advanced in disbursements by Leviston (“Disbursements”), as set forth in the Leviston Note. On April 21, 2021, Leviston advanced a Disbursement of $750,000. The remaining disbursements up to the Aggregate Amount are subject to the satisfaction of certain terms and conditions set forth in the Leviston Note. Disbursements bear an interest at a rate of five percent (5%) per annum and have a maturity date of twelve (12) months from the date of issuance. The Leviston Note is convertible at the option of the holder into shares of the Common Stock of the Company at a conversion price per share equal to the lesser of (i) $0.18, and (ii) ninety percent (90%) of the closing price for a share of Common Stock reported on the OTCQB on the effective date of the Registration Statement (as defined below).

The Leviston Note contains customary events of default and covenants, including limitations on incurrences of indebtedness and liens.

Pursuant to the Leviston Purchase Agreement, the Company has agreed within a reasonable period of time following the Closing Date, and in any event prior to any Disbursement under the Leviston Note subsequent to the initial Disbursement, to enter into a security agreement in favor of Leviston, securing the Company’s obligations under the Leviston Note.

The rights of Leviston to receive payments under the Leviston Note are subordinate to the rights of NH Expansion Credit Fund Holdings LP (“NH Expansion”) pursuant to a subordination agreement, that the Company and the Leviston entered into with NH Expansion on April 20, 2021, in connection with the Private Placement (the “Subordination Agreement”).

In connection with the Leviston Purchase Agreement, the Company entered into a registration rights agreement with the Leviston on April 20, 2021 (the “Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission no later than thirty days following the Closing Date for the registration of 100% of the maximum number of the shares issuable upon conversion of the Leviston Note and exercise of the Leviston Warrants issued pursuant to the Leviston Purchase Agreement (the “Registrable Securities”). The Company shall use its best efforts to keep the Registration Statement continuously effective under the Securities Act of 1933, as amended, until all Registrable Securities have been sold, or may be sold without the requirement to be in compliance with Rule 144(c)(1) of the Securities Act and otherwise without restriction or limitation pursuant to Rule 144 of the Securities Act, as determined by the counsel to the Company.  The Company has yet to file the Registration Statement and, under the terms of the Registration Rights Agreement, it is obligated to pay in cash a one-time aggregate amount of $250,000 to the holders of the Leviston Notes, plus 1% of the outstanding principal for each 30-day period during which the Company continues not to have in-place an effective Registration Statement.

Supplier disputes - In May 2021, the Company received notification that it is not in compliance with the License Agreement with Cellularity (see Note 5).  The Company has responded and asserted that the Company is not in breach and that the supplier has breached various agreements.  It is too early to determine the outcome of this matter.  Any potential impact to the Company cannot be fully determined at this time.

As part of the Asset Purchase Agreement on August 6, 2020, the Company assumed obligations for a purchase order from Celularity related to purchases of UltraMist devices from its supplier, Minnetronix. This purchase order had a remaining purchase commitment of $1,058,170. The purchase order also calls for production delay fees of 1.25% of the committed inventory if the Company delays production.  There is also a cancelation clause of 20% of the remaining balance in the event that the Company delays production for more than six months. On September 23, 2021, Minnetronix notified the Company that it was cancelling the purchase order for the Ultramist devices as a result of the Company delaying production of Ultramist systems more than six months. This notification includes fees and charges for the cancellation of the purchase order of an additional $319,746. The Company expects to be able to resume production upon paying this obligation. While the Company is disputing certain aspects of this termination notice and is continuing to engage with Minnetronix regarding resolution of this matter, including reinstatement of the purchase order, there is no guarantee that the dispute will be resolved in a manner beneficial to the Company or at all.

Non-payments of convertible notes payable issued in August 2020 and maturing August 2021 - As disclosed in Notes 11 and 12, the Company issued convertible notes payable on August 6, 2020 to related parties HealthTronics and A. Michael Stolarski (the “HealthTronics Note” and the “Stolarski Note,” respectively) as well as to Celularity (the “Seller Note”).  The initial principal amounts of the Healthtronics, Stolarski and the Seller Notes were $$1,372,743, $223,511 and $4,000,000, respectively.

The HealthTronics Note matured on August 6, 2021 and was not repaid.  The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the HealthTronics  Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% initial rate, as of the date of the default.

The Stolarski Note matured on August 6, 2021 and was not repaid.  The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Stolarski Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% initial rate, as of the date of the default

The Seller Note matured on August 6, 2021 and was not repaid.  The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Seller Note and, accordingly, it began accruing additional interest of 5.0% in addition to the 12.0% initial rate, as of the date of the default.

August 2021 forgiveness of May 2020 SBA loan – The Company received a letter from the SBA dated August 27, 2021 forgiving $454,335 of the PPP Loan principal and $5,755 of interest related to the PPP Loan that originated in May 28, 2020.

Senior Secured note non-compliance – As disclosed in Note 12, as of December 31, 2020, the Company was not in compliance with the minimum cash balance provision related to the Senior Secured Notes. The Company remains in non-compliance with that provision.

September 2021 Securities Purchase Agreement and Warrants - On September 3, 2021, the Company entered into Securities Purchase Agreements (the “September 2021 Purchase Agreements”), with certain accredited investors (collectively, the “September 2021 Purchasers”) for the sale by the Company in a private placement (the “September 2021 Private Placement”) of (i) the Company’s future advance convertible promissory notes in an aggregate principal amount of up to $543,478 (the “September 2021 Notes”) and (ii) warrants to purchase an additional 2,777,779 shares of common stock of the Company (the “September 2021 Warrants”). The September 2021 Warrants have an exercise price of $0.18 per share and a five-year term. The closing of the Private Placement occurred on September 7, 2021 (the “Closing Date”) under the terms of the September 2021 Purchase Agreements an aggregate principal amount of up to $543,478 (the “Aggregate Amount”), may be advanced in disbursements by the September 2021 Purchasers (“Disbursements”), as set forth in the September 2021 Notes. Disbursements bear an interest at a rate of five percent (5%) per annum and have a maturity date of twelve (12) months from the date of issuance. Each September 2021 Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price per share equal to (A) until the date of effectiveness of the Registration Statement, $0.18 and (B) after the date of effectiveness of the Registration Statement, the lesser of (i) $0.18, (ii) ninety percent (90%) of the closing price for a share of common stock reported on the OTCQB on the effective date of the Registration Statement and (iii) 75% of the lowest VWAP price for common stock during the ten trading days ending on, and including, the date of the notice of conversion, which shall be no lower than $0.01. The September 2021 Notes contain customary events of default and covenants, including limitations on incurrences of indebtedness and liens.

Pursuant to each September 2021 Purchase Agreement, the Company entered into a security agreement in favor of the applicable September 2021 Purchaser, securing the Company’s obligations under the applicable September 2021 Note. The rights of each Purchaser to receive payments under its Note are subordinate to the rights of NH Expansion pursuant to a subordination agreement, that the Company and such Purchaser entered into with NH Expansion on September 3, 2021, in connection with the September 2021 Private Placement (the “Subordination Agreement”).

In connection with each September 2021 Purchase Agreement, the Company entered into a registration rights agreement with the Purchasers on September 3, 2021 (the “Registration Rights Agreement”) pursuant to which the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission no later than ninety (90) days following the Closing Date for the registration of 100% of the maximum number of the Shares issuable upon conversion of the Notes and exercise of the September 2021 Warrants issued pursuant to such September 2021 Purchase Agreement (the “Registrable Securities”). The Company shall use its best efforts to keep the Registration Statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until all Registrable Securities have been sold, or may be sold without the requirement to be in compliance with Rule 144(c)(1) of the Securities Act and otherwise without restriction or limitation pursuant to Rule 144 of the Securities Act, as determined by the counsel to the Company.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2020.

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

We previously reported three material weaknesses in our internal control over financial reporting process resulting from a lack of internal expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements, a lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for equity components of service agreements with select vendors and cybersecurity breaches from email spoofing in 2019. The company has remedied the cybersecurity breaches and email spoofing in 2020.

As of 2020 the company still has identified the following material weaknesses

•
Expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements.

•	A lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for financial instruments included in service agreements with select vendors.

•
The Company has failed to design and implement controls around all of its accounting and IT processes and procedures and, as such, it believes that all of its accounting and IT processes and procedures need to re-designed and tested for operating effectiveness.

As a result, management concluded that its internal control over reporting was not effective as of December 31, 2020.

Remediation Plan

During 2021, we engaged external consultants with appropriate experience applying GAAP technical accounting guidance, and we have hired additional accounting personnel both internal and external. We engaged external consultants to review revenue recognition for new products, lease agreements, internal controls and related procedures and review of documentation of internal controls in addition to new equity and debt financing arrangements. Accounting memos were produced for all technical issues during 2020 and reviewed with management. The Company will continue to implement and review new controls to address these issues.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation of Material Weaknesses” above.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Position Held
Kevin A. Richardson, II	53	Director, Chairman and Chief Executive Officer
Lisa E. Sundstrom	51	Chief Financial Officer and Chief Talent Officer
Peter Stegagno	61	Chief Operating Officer
Iulian Cioanta, PhD	59	Chief Science and Technology Officer
John Schlechtweg	41	Chief Revenue Officer
John F. Nemelka	56	Director
A. Michael Stolarski	51	Director

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

Lisa E. Sundstrom joined the Company as Controller in October of 2006, and in August of 2015, assumed the responsibilities of Interim Chief Financial Officer. In December 2015, Ms. Sundstrom was promoted to Chief Financial Officer.  Ms. Sundstrom has extensive financial accounting experience with Automatic Data Processing (ADP) and Mitsubishi Consumer Electronics.  During 2021 she also assumed the role of Chief Talent Officer.  Ms. Sundstrom began her career with a small public accounting firm, Carnevale & Co., P.C., was Senior Accountant at Mitsubishi Consumer Electronics responsible for the close process and was Accounting Manager for the Benefit Services division of ADP and assisted in the documentation of internal controls for Sarbanes-Oxley compliance.  Ms. Sundstrom holds a Bachelor of Science in Accounting from the State University of New York at Geneseo.

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

John Schlechtweg joined the Company as Chief Revenue Officer in August 2020.  Mr. Schlechtweg brings to the Company over fifteen years of experience in the biotech, pharmaceutical and medical device sales and marketing.  He most recently served as Senior Director of Sales for Celularity, and other medical companies including Alliqua, Shire Regenerative Medicine, Accelecare, Organogenesis, Inc., and Merck Scherng-Plough.  Mr. Schlechtweg graduated from Southern Connecticut State University with a Masters of Business Administration and from Utica College of Syracuse University with a Bachelor of Arts.

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

The Board of Directors

Recent Developments

The Company’s current board of directors consists of three members, two of whom have been determined by the board to be “independent” as defined under the rules of the OTC stock market.

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

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. The Company’s current board of directors consists of three members, two of whom has been determined by the board to be “independent” as defined under the rules of the OTC stock market. The board of directors has determined that Mr. Richardson is not independent under the applicable marketplace rules of the OTC stock market and Rule 10A-3 under the Exchange Act. Beginning in July 2021, the Company’s board of directors determined that all of its current members would also be members of each of the audit, compensation and corporate governance committees.

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

Audit Committee

The current members of the Company’s audit committee are John F. Nemelka (Chairperson),  Kevin A. Richardson, II and A. Michael Stolarski.  Mr. Nemelka and Mr. Stolarski are determined to be independent directors, pursuant to the rules of the OTC stock market. Mr. Nemelka, who chairs the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC.

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

Compensation Committee

The current chair of the Company’s compensation committee is A. Michael Stolarski, who is an independent director, pursuant to the rules of the OTC stock market.  The other current members of the compensation committee are John F. Nemelka, who is also an independent director pursuant to the rules of the OTC stock market and Kevin A. Richardson, II.  The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers. Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors.

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

Nominating and Corporate Governance Committee

The current chair of the Company’s nominating and corporate governance committee is John F. Nemelka, who is an independent director, pursuant to the rules of the OTC stock market. The other current members of the nominating and governance committee are A. Michael Stolarski, who is also an independent director pursuant to the rules of the OTC stock market and Kevin A. Richardson, II.  Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors.

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

Director Independence

Our board of directors has determined that John F. Nemelka and A. Michael Stolarski qualify as independent directors based on the OTC stock market definition of “independent director.”

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

Except as set forth herein, based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2020, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2020 and 2019

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)		Option Awards ($) (3)	All Other Compensation ($)(4)	Total ($)

Kevin A. Richardson, II	2020	$335,417	(1)	-	$37,180	$372,596
Chairman of the Board and Chief Executive Officer (principal executive officer)	2019	$401,619	(2)	$6,500	$31,288	$439,407

Shri P. Parikh (5)	2020	$305,301		-	$23,699	$329,000
President, Healthcare	2019	$311,000		$6,500	$30,960	$348,460

Peter Stegano	2020	$188,333		-	$28,905	$217,239
Chief Operating Officer	2019	$231,295		$6,500	$21,519	$259,314

Lisa E. Sundstrom	2020	$191,667		-	$23,347	$215,014
Chief Financial Officer (prinipal financial officer)	2019	$200,000		$6,500	$24,589	$231,089

(1)  Amounts reflect (i) the salary guaranteed by Mr. Richardson’s employment agreement with the Company and (ii) an aggregate amount of $60,000 for fees earned or paid in cash for Mr. Richardson’s service as a director in fiscal 2020 (which aggregate amount is also reflected in the Director Compensation Table, below).

(2)  Amounts reflect (i) the salary guaranteed by Mr. Richardson’s employment agreement with the Company and (ii) an aggregate amount of $40,000 for fees earned or paid in cash for Mr. Richardson’s service as a director in fiscal 2019 (which aggregate amount is also reflected in the Director Compensation Table, below).

(3) Amounts shown in this column do not reflect dollar amounts actually received by our NEOs. Instead, these amounts reflect the aggregate grant date fair value of each stock or option award in the respective fiscal year, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 18 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(4) Includes health, dental, life and disability insurance premiums and 401(k) matching contributions.

(5) Mr. Parikh was named President, Healthcare of the Company effective May 31, 2018.  On May 14, 2020, Mr. Parikh notified the Company of his decision to resign effective June 30, 2020.

Stock Incentive Plan

On October 24, 2006, SANUWAVE, Inc.’s board of directors adopted the 2006 Stock Incentive Plan of SANUWAVE, Inc. (the “2006 Plan”).  On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (previously defined as the “Stock Incentive Plan”).  The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock.  Options granted may include nonstatutory options as well as qualified incentive stock options.  The Stock Incentive Plan is currently administered by the board of directors of the Company.  The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option.  The stock options granted under the Stock Incentive Plan are nonstatutory options which vest over a period of up to three years and have a maximum ten-year term.  The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company.  The Stock Incentive Plan had 35,000,000 shares of common stock reserved for grant at December 31, 2020 and 2019, respectively.

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

On December 31, 2020, there were 3,061,615 shares of common stock available for grant under the Stock Incentive Plan.  For the years ended December 31, 2020 and 2019, there were 0 and 250,000 options, respectively, granted to the Company’s executive officers under the Stock Incentive Plan.

Outstanding Equity Awards at 2020 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2020:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option/ Warrant Exercise Price ($)	Option/ Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin A. Richardson, II	115,000	(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chairman of the Board and Chief Executive Officer (principal executive officer)	452,381	(3)	-	-	$0.11	10/1/2025	-	-	-	-
	297,619	(3)	-	-	$0.06	10/1/2025	-	-	-	-
	700,000	(4)	-	-	$0.04	6/16/2026	-	-	-	-
	594,300	(5)	-	-	$0.18	11/9/2026	-	-	-	-
	900,000	(6)	-	-	$0.11	6/14/2027	-	-	-	-
	1,100,000	(7)	-	-	$0.21	9/20/2028	-	-	-	-
	50,000	(9)	-	-	$0.15	8/26/2029	-	-	-	-
Lisa E. Sundstrom	65,000	(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Financial Officer (principal financial officer)	25,000	(2)	-	-	$0.55	5/7/2024	-	-	-	-
	301,587	(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413	(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000	(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500	(5)	-	-	$0.18	11/9/2026	-	-	-	-
	600,000	(6)	-	-	$0.11	6/14/2027	-	-	-	-
	750,000	(7)	-	-	$0.21	9/20/2028	-	-	-	-
	50,000	(9)	-	-	$0.15	8/26/2029	-	-	-	-
Shri Parikh	2,000,000	(8)	-	-	$0.42	5/31/2028	-	-	-	-
President, Healthcare	1,000,000	(7)	-	-	$0.21	9/20/2028	-	-	-	-
	50,000	(9)	-	-	$0.15	8/26/2029	-	-	-	-
Peter Stegano	333,644	(1)	-	-	$0.35	02/21/2023	-	-	-	-
Chief Operating Officer	50,000	(2)	-	-	$0.55	5/7/2024	-	-	-	-
	301,587	(3)	-	-	$0.11	10/1/2025	-	-	-	-
	198,413	(3)	-	-	$0.06	10/1/2025	-	-	-	-
	500,000	(4)	-	-	$0.04	6/16/2026	-	-	-	-
	424,500	(5)	-	-	$0.18	11/9/2026	-	-	-	-
	600,000	(6)	-	-	$0.11	6/14/2027	-	-	-	-
	750,000	(7)	-	-	$0.21	9/20/2028	-	-	-	-
	50,000	(9)	-	-	$0.15	8/26/2029	-	-	-	-

(1) On February 21, 2013, the Company, by mutual agreement with all active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior.  In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share.  The Company cancelled all options which were previously granted to Mr. Richardson, Ms. Sundstrom and Mr. Stegagno. The Company granted Mr. Richardson 115,000 options, Ms Sundstrom 65,000 and Mr. Stegagno 333,644 options on February 21, 2013 which vest one-third at grant date, one-third on February 21, 2014 and one-third on February 21, 2015.

(2) The Company granted Ms. Sundstrom 25,000 and Mr. Stegagno 50,000 options on May 7, 2014 which vests one-third at grant date, one-third on May 7, 2015 and one-third on May 7, 2016.

(3) The Company granted Mr. Richardson 750,000 options, Ms. Sundsrom 500,000 and Mr. Stegagno 500,000 options on October 1, 2015 which vests at grant date.

(4) The Company granted Mr. Richardson 700,000 options, Ms. Sundstrom 500,000 and Mr. Stegagno 500,000 options on June 16, 2016 which vests at grant date.

(5) The Company granted Mr. Richardson 594,300 options, Ms. Sundstrom 424,500 options and Mr. Stegagno 424,500 options on November 9, 2016 which vests at grant date.

(6) The Company granted Mr. Richardson 900,000 options, Ms. Sundstrom 600,000 options and Mr. Stegagno 600,000 options on June 15, 2017 which vests at grant date.

(7) The Company granted Mr. Richardson 1,100,000 options, Ms. Sunstrom 750,000, Mr. Parikh 1,000,000 options, and Mr. Stegagno 750,000 options on September 20, 2018 which vests at grant date.

(8) The Company granted Mr. Parikh 2,000,000 options on May 31, 2018 which vests at grant date.

(9) The Company granted 50,000 options each to Mr. Richardson, Ms. Sundstrom, Mr. Parikh, and Mr. Stegagno on August 26, 2019 which vests at grant date.

 Director Compensation Table for Fiscal Year 2020

The following table provides certain information concerning compensation for each director during the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(2)	Total ($)

Kevin A. Richardson, II (1)	$60,000	$-	$60,000

John F. Nemelka	$60,000	$-	$60,000

Alan L. Rubino (2)	$60,000	$-	$60,000

A. Michael Stolarski	$60,000	$-	$60,000

Maj-Britt Kaltoft (3)	$60,000	$-	$60,000

Thomas Price, MD (4)	$16,667	$-	$16,667

(1) Mr. Richardson has been the Company’s Chairman of the Board since the Company’s inception.  On November 30, 2018 Mr. Richardson was named Chief Executive Officer of the Company.  We continue to compensate Mr. Richardson as a director and as an executive officer.

(2) Mr. Rubino resigned from the Company’s Board of Directors effective June 3, 2021.

(3) Dr. Kaltoft resigned from the Company’s Board of Directors effective June 28, 2021.

(4) Dr. Price joined the Company’s Board of Directors on February 7, 2020 and resigned effective September 28, 2021.

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

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2020:  Kevin A. Richardson, II – 4,209,300, John F. Nemelka – 1,434,800, Alan L. Rubino – 1,419,800, A. Michael Stolarski – 1,069,800 and Maj-Britt Kaltoft – 700,000

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of October 11, 2021, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s named executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Shares Outstanding (2)
A. Michael Stolarski (3)	18,331,290	3.8%
Kevin A. Richardson II (4)	16,795,993	3.5%
Peter Stegagno (5)	4,418,007	0.9%
Iulian Cioanta (6)	3,636,146	0.8%
Lisa E. Sundstrom (7)	3,364,500	0.7%
John F. Nemelka (8)	1,696,055	0.4%
All directors and executive officers as a group (6 persons)	48,241,991	10.0%

(1) Unless otherwise noted, each beneficial owner has the same address as us.

(2) Applicable percentage ownership is based on 481,619,621 shares of common stock outstanding as of October 11, 2021. “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of October 11, 2021. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

(3) Includes options to purchase up to 1,319,800 shares of common stock.

(4) Includes options to purchase up to 7,459,300 shares of common stock.  In addition, this amount includes 1,324,723 shares of common stock owned directly by Prides Capital Fund I, L.P. Prides Capital Partners LLC is the general partner of Prides Capital Fund I, L.P. and Mr. Richardson is the controlling shareholder of Prides Capital Partners LLC; therefore, under certain provisions of the Exchange Act, he may be deemed to be the beneficial owner of such securities. Mr. Richardson has also been deputized by Prides Capital Partners LLC to serve on the board of directors of the Company. Mr. Richardson disclaims beneficial ownership of all such securities except to the extent of any indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) therein.

(5) Consists of options to purchase up to 3,658,144 shares of common stock.

(6) Consists of options to purchase up to 3,620,741 shares of common stock.

(7) Consists of options to purchase up to 3,364,500 shares of common stock.

(8) Includes options to purchase up to 1,684,800 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information on securities authorized for issuance under the Company’s equity compensation plans can be found in Item 5 under the same caption in this Annual Report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Other than as described below, since January 1, 2019, there have been no transactions with related persons required to be disclosed in this report.

On August 6, 2020, the Company entered into an agreement with HealthTronics, Inc., pursuant to which the Company paid off all outstanding debt due and owed to HealthTronics.

Pursuant to the HealthTronics Agreement, as consideration for the extinguishment of the debt due and owed to HealthTronics, (i) the Company paid to HealthTronics an amount in cash equal to $4,000,000, (ii) HealthTronics exercised all of its outstanding Class K Warrants to purchase 7,200,000 shares of Common Stock, (iii) the Company issued to HealthTronics a convertible promissory note in the principal amount of $1,372,743, and (iv) the Company and HealthTronics entered into a Securities Purchase Agreement dated August 6, 2020 pursuant to which the Company issued to HealthTronics an aggregate of 8,275,235 shares of Common Stock and an accompanying warrant to purchase up to an additional 8,275,235 shares of Common Stock. The HealthTronics Warrant has an exercise price of $0.25 per share and a three year term.

The HealthTronics Note has a maturity date of August 6, 2021 and accrues interest at a rate equal to 12.0% per annum. In the event that the HealthTronics Note has not been repaid prior to January 1, 2021, HealthTronics may elect to convert the outstanding principal amount plus any accrued by unpaid interest thereon into shares of Common Stock at a conversion price of $0.10 per share.

On August 6, 2020, the Company terminated that certain line of credit agreement with A. Michael Stolarski, a member of the Company’s board of directors, dated December 29, 2017 and as amended November 12, 2018, in the amount of $1,000,000. As consideration for the termination of the Stolarski Line of Credit, the Company issued to A. Michael Stolarski a convertible promissory note in the principal amount of $223,511.

The Stolarski Note has a maturity date of August 6, 2021 and accrues interest at a rate equal to 12.0% per annum. In the event that the Stolarski Note has not been repaid prior to January 1, 2021, the holder may elect to convert the outstanding principal amount plus any accrued by unpaid interest thereon into shares of Common Stock at a conversion price of $0.10 per share.

Director Independence

Our board of directors has determined that John F. Nemelka and A. Michael Stolarski qualify as independent directors based on the OTC stock market definition of “independent director.”  Our board of directors has determined that our other  director, Kevin A. Richardson II, does not qualify as an independent director based on the OTC stock market definition of “independent director.”  There are no family relationships among any of the directors or executive officers of the Company.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our prior principal independent registered public accounting firm, Marcum LLP for the years ended December 31, 2020 and December 31, 2019:

Fee Category	2020	2019
Audit fees	$573,000	$184,000
Tax fees	25,000	18,000
Audit related fees	192,000	-
All other fees	-	-
Total fees	$790,000	$202,000

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

Audit Committee Report

The audit committee oversees the accounting and financial reporting processes of the Company on behalf of the board of directors. Management has primary responsibility for the Company’s financial statements, financial reporting process and internal controls over financial reporting.  The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). The audit committee’s responsibility is to select the independent auditors and monitor and oversee the accounting and financial reporting processes of the Company, including the Company’s internal controls over financial reporting, and the audits of the consolidated financial statements of the Company.

During the course of 2020 and the first half of 2021, the audit committee met and held discussions with management and the independent auditors. In the discussions related to the Company’s consolidated financial statements for fiscal year 2020, management represented to the audit committee that such consolidated financial statements were prepared in accordance with United States generally accepted accounting principles.  The audit committee reviewed and discussed with management and the independent auditors the audited consolidated financial statements for fiscal year 2020.

In fulfilling its responsibilities, the audit committee discussed with the independent auditors the matters that are required to be discussed by the PCAOB and SEC.  In addition, the audit committee received from the independent auditors the written disclosures and letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the audit committee concerning independence, and the audit committee discussed with the independent auditors that firm’s independence.  In connection with this discussion, the audit committee also considered whether the provision of services by the independent auditors not related to the audit of the Company’s financial statements for fiscal year 2020 were compatible with maintaining the independent auditors’ independence.  The audit committee’s policy requires that the audit committee approve any audit or permitted non-audit service proposed to be performed by its independent auditors in advance of the performance of such service.

Based upon the audit committee’s discussions with management and the independent auditors and the audit committee’s review of the representations of management and the written disclosures and letter of the independent auditors provided to the audit committee, the audit committee recommended to the board of directors that the audited consolidated financial statements for the year ended December 31, 2020 be included in the Company’s Annual Report on Form 10-K, for filing with the SEC.

The Audit Committee

John F. Nemelka (Chair)

Kevin A. Richardson, II A. Michael Stolarski

October 21, 2021

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

3.9	Certificate of designation of Series C Convertible Preferred Stock. (incorporated by reference to the Form 8-K filed with the SEC on February 6, 2020).

3.10	Certificate of Designation of Series D Convertible Preferred Stock. (incorporated by reference to the Form 8-K filed with the SEC on May 20, 2020).

3.11	Certificate of Amendment of the Articles of Incorporation. (incorporated by reference to the Form 8-K filed with the SEC on January 5, 2021).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.2	Form of Class B Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.3	Form of Class D Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

4.4	Form of Class E Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

4.5	Form of Series A Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.6	Form of Series B Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.7	Form of 18% Senior Secured Convertible Promissory Note issued by the Company to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

4.8	Form of Convertible Promissory Note between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.9	Amendment No. 1 to the Convertible Note Agreement between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.10	Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015).

4.11	Amendment No. 1 to Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 28, 2016 (Incorporated by reference to the Form 10-Q filed with the SEC on August 15, 2016).

4.12	Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 17, 2016).

4.13	Second Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on August 24, 2016).

4.14	Registration Rights Agreement dated January 13, 2016 among the Company and the investors listed therein (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

4.15	Class K Warrant Agreement dated as of August 3, 2017, between the Company and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).

4.16	Form of Class N Warrant. (Incorporated by reference to Form 8-K filed with the SEC on November 9, 2017).

4.17	Letter to Series A Warrantholders, Class N Warrantholders and Class L Warrantholders, dated January 29, 2019. (Incorporated by reference to Form 8-K filed with the SEC on January 25, 2019).

4.18	Form of Class O Warrant. (Incorporated by reference to Form 8-K filed with the SEC on March 15, 2019).

4.19	Letter to Class N Warrantholders and Class O Warrantholders, dated March 14, 2019. (Incorporated by Reference to Form 8-K filed with the SEC on March 15, 2019).

4.20	Letter to Class N Warrant Holders, dated June 5, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2019).

4.21	Letter to Class O Warrant Holders, dated June 5, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2019).

4.22	Description of Registrant’s Common Stock. (incorporated by reference to the Form 10-K filed with the SEC on March 30, 2020

4.23	Form of Class E Warrant (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.24	Form of Secured Promissory Note issued to NH Expansion Credit Fund Holdings LP, dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.25	Warrant issued to NH Expansion Credit Fund Holdings LP, dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.26	Warrant issued to HealthTronics, Inc., dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.27	Warrant issued to Leviston Resources, LLC, dated April 20, 2021. (incorporated by reference to the Form 8-K filed with the SEC on April 27, 2020).

4.28	Future Advance Convertible Promissory Note issued to Leviston Resources, LLC, dated April 2020, 2021. (incorporated by reference to the Form 8-K filed with the SEC on April 27, 2020).

10.1∞	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).

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

10.26*β
Joint Venture Agreement, dated December 13, 2019, by and among the Company, Universus Global Advisors LLC, Versani Health Consulting Consultoria Em Gestao De Negocios Eireli, and the IDIC Group as set forth therein. (incorporated by reference to the Form 8-K filed with the SEC on January 28, 2020).

10.27
Separation Agreement and General Release, dated as of May 14, 2020 by and between SANUWAVE Health, Inc. and Shri P. Parikh. (incorporated by reference to the Form 8-K filed with the SEC on May 18, 2020)

10.28
Series D Preferred Stock Purchase Agreement, by and among the Company and the accredited investors party thereto, dated May 14, 2020. (incorporated by reference to the Form 8-K filed with the SEC on May 20, 2020).

10.29	Promissory Note by and between SANUWAVE Health, Inc. and Truist Bank, dated May 28, 2020. (incorporated by reference to the Form 8-K filed with the SEC on June 1, 2020).

10.30	Securities Purchase Agreement, dated as of June 5, 2020, by and between the Company and LGH Investments, LLC. (incorporated by reference to the Form 8-K filed with the SEC on June 11, 2020).

10.31	Convertible Promissory Note, dated as of June 5, 2020, issued by the Company to LGH Investments, LLC. (incorporated by reference to the Form 8-K filed with the SEC on June 11, 2020) .

10.32	Common Stock Purchase Warrant, dated as of June 5, 2020, issued by the Company to LGH Investments, LLC. (incorporated by reference to the Form 8-K filed with the SEC on June 11, 2020).

10.33	Asset Purchase Agreement by and between the Company and Celularity Inc., dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

10.34	License and Marketing Agreement by and between the Company and Celularity Inc., dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

10.35	Convertible Promissory Note issued to Celularity Inc., dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

10.36
Form of Securities Purchase Agreement by and among the Company and the accredited investors a party thereto, dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

10.37
Note and Warrant Purchase and Security Agreement by and among the Company, the noteholder party thereto and NH Expansion Credit Fund Holdings LP, as agent, dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

10.38	Letter Agreement by and between the Company and HealthTronics, Inc., dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

10.39	Convertible Promissory Note issued to HealthTronics, Inc., dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

10.40	Securities Purchase Agreement by and between the Company and HealthTronics, Inc., dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

10.41	Convertible Promissory Note issued to A. Michael Stolarski, dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

10.42	Securities Purchase agreement by and between the Company and Leviston Resources, LLC, dated April 20, 2021. (incorporated by reference to the Form 8-K filed with the SEC on April 27, 2021).

10.43
Subordination Agreement by and among the Company, Leviston Resources, LLC and NH Expansion Credit Fund Holdings LP, dated April 20, 2021. (incorporated by reference to the Form 8-K filed with the SEC on April 27, 2021) .

10.44	Registration Rights Agreement by and between the Company and Leviston Resources, LLC, dated April 20, 2021. (incorporated by reference to the Form 8-K filed with the SEC on April 27, 2021).

14.1	Code of Business Conduct and Ethics of SANUWAVE Health, Inc. (Incorporated by reference to the Form 10-K filed with the SEC on March 30, 2016).

21.1*	List of subsidiaries

23.1*	Consent of Marcum LLP, independent registered public accountants.

24.1*	Power of Attorney (included on signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

∞ Indicates management contract or compensatory plan or arrangement.
*   Filed herewith
# Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
β  Confidential portions of this exhibit have been omitted as permitted by applicable regulations.
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

SANUWAVE HEALTH, INC.

Dated: October 21, 2021	By: /s/ Kevin A. Richardson, II
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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	October 21, 2021

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	October 21, 2021

By: /s/ John F. Nemelka Name: John F. Nemelka	Director	October 21, 2021

By: /s/ A. Michael Stolarski Name: A. Michael Stolarski	Director	October 21, 2021