Form 10-Q
period 2021-03-31
SANUWAVE Health, Inc.
filed 2021-12-13
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SNWV

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☐ Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

 As of December 8, 2021 there were issued and outstanding 481,619,621 shares of the registrant’s common stock, $0.001 par value.

SANUWAVE Health, Inc. shares of common stock are traded on the OTC Expert Market under the symbol SNWV.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements.  All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs;  market acceptance of and demand for UltraMIST, dermaPACE and our product candidates; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or cost of our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.  These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on October 21, 2021.  Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on October 21, 2021.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION
Draft 12/2/2021
ITEM 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except share data)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$96	$2,437
Accounts receivable, net of allowance for doubtful accounts of $475 in 2021 and $343 in 2020	1,727	2,356
Inventory	2,935	2,956
Prepaid expenses and other current assets	405	179
Total Current Assets	5,163	7,928
Property and Equipment, net	531	471
Right of Use Assets, net	685	795
Other Intangible Assets, net	6,369	6,545
Goodwill	7,260	7,260
Other Assets	271	28
Total Assets	$20,279	$23,027

LIABILITIES
Current Liabilities:
Senior secured promissory note payable, in default	$10,903	$10,676
Convertible promissory notes payable, in default	4,000	4,000
Convertible promissory notes, related parties, in default	1,596	1,596
Accounts payable	5,728	4,454
Accrued expenses	2,492	2,127
Accrued employee compensation	2,463	2,541
Warrant liability	6,191	8,855
Current portion of SBA loans	464	321
Accrued interest	981	1,021
Accrued interest, related parties	124	77
Current portion of lease liabilities	414	451
Current portion of contract liabilities	32	32
Other	-	23
Total Current Liabilities	35,388	36,174
Non-current Liabilities
SBA loans	1,033	143
Lease liabilities	319	391
Contract liabilities	156	37
Deferred tax liability	16	-
Total Non-currrent Liabilities	1,524	571
Total Liabilities	36,912	36,745

Contingencies

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175, 293, 90 and 8 shares designated Series A, Series B, Series C and Series D, respectively; no shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common Stock, par value $0.001, 800,000,000 shares authorized; 481,619,621 and 470,694,621 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	482	471
Additional Paid-in Capital	144,582	142,563
Accumulated Deficit	(161,627)	(156,690)
Accumulated Other Comprehensive Loss	(70)	(62)
Total Stockholders’ Deficit	(16,633)	(13,718)
Total Liabilities and Stockholders’ Deficit	$20,279	$23,027

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands except share data)

	Three Months Ended March 31,
	2021	2020

Revenues:
Product	$253	$75
Accessory and parts revenue	1,825	63
License fees and other	38	11
Total Revenues	2,116	149

Cost of Revenues	1,055	130

Gross Margin	1,061	19

Operating Expenses:
Research and development	354	287
Selling and marketing	1,780	608
General and administrative	3,321	1,920
Total Operating Expenses	5,455	2,815

Operating Loss	(4,394)	(2,796)

Other Income (Expense), net
Change in fair value of warrant liability	635	-
Interest expense	(1,122)	(19)
Interest expense, related party	(47)	(183)
Loss on foreign currency exchange	7	(4)
Other Income (Expense), net	(527)	(206)

Net Loss before Income Taxes	(4,921)	(3,002)

Provision for Income Taxes	16	-

Net Loss	(4,937)	(3,002)

Other Comprehensive Loss
Foreign currency translation adjustments	(8)	5

Total Comprehensive Loss	$(4,945)	$(2,997)

Loss per Share:
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	518,490,225	296,061,866

 The accompanying notes to condensed consolidated financial
 statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands except share data)

	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2020	-	$-	470,694,621	$471	$142,563	$(156,690)	$(62)	$(13,718)
Cashless warrant exercise	-	-	10,925,000	11	(11)	-	-	-
Reclassification of warrant liability due to cashless warrant exercise	-	-	-	-	2,030	-	-	2,030
Net loss	-	-	-	-	-	(4,937)	-	(4,937)
Foreign currency translation adjustment	-	-	-	-	-	-	(8)	(8)
Balances as of March 31, 2021	-	$-	481,619,621	$482	$144,582	$(161,627)	$(70)	$(16,633)
			-
Balances as of December 31, 2019	-	$-	293,780,400	$294	$115,458	$(125,752)	$(62)	$(10,062)
Proceeds from warrant exercise	-	-	1,000,000	1	9	-	-	10
Shares issued for services	-	-	1,000,000	1	199	-	-	200
Stock-based compensation	-	-	-	-	21	-	-	21
Conversion of short term notes	-	-	1,820,461	2	262	-	-	264
Conversion of advances from related parties	-	-	62,811	-	3	-	-	3
Net loss	-	-	-	-	-	(3,002)	-	(3,002)
Foreign currency translation adjustment	-	-	-	-	-	-	4	4
Balances as of March 31, 2020	-	$-	297,663,672	$298	$115,952	$(128,754)	$(58)	$(12,562)

 The accompanying notes to condensed consolidated financial
 statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows - Operating Acivities:
Net loss	$(4,937)	$(3,002)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of intangibles	176	-
Depreciation	94	53
Bad debt expense	132	83
Share-based payment	-	222
Deferred taxes	16	-
Change in warrant valuation	(635)	-
Amortization of debt issuance costs and original issue discount	228	-
Accrued interest	(40)	2
Interest payable, related parties	47	183
Changes in operating assets and liabilities
Accounts receivable - trade	489	(111)
Inventory	21	24
Prepaid expenses	(444)	(104)
Other assets	(24)	(1)
Operating leases	(6)	(3)
Accounts payable	1,274	(323)
Accrued expenses	365	65
Accrued employee compensation	(78)	289
Contract liabilties	(22)	(23)
Net Cash Used by Operating Activities	(3,344)	(2,646)

Cash Flows - Investing Activities
Purchases of property and equipment	(101)	(5)
Net Cash Flows Used by Investing Activities	(101)	(5)

Cash Flows - Financing Activities
Proceeds from sale of convertible preferred stock	-	2,250
Proceeds from SBA loan	1,033	-
Proceeds from warrant exercises	-	10
Proceeds from related party deposits	125	-
Payments of principal on finance leases	(46)	(28)
Net Cash Flows Provided by Financing Activities	1,112	2,232

Effect of Exchange Rates on Cash	(8)	5

Net Change in Cash During Period	(2,341)	(414)

Cash at Beginning of Period	2,437	1,761
Cash at End of Period	$96	$1,347

Supplemental Information:
Cash paid for interest	$934	$-

Non-cash Investing and Financing Activities:
Cashless warrant exercise	$2,030	$-
Conversion of short-term notes payable to equity	-	264
Conversion of advamces from related parties to equity	-	2
Additions to right of use assets from new finance lease liabilities	-	128

 The accompanying notes to condensed consolidated financial
 statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021

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

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these Condensed Consolidated Financial Statements do not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. The financial information as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021.

The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and disclosures required by U.S. GAAP for comprehensive financial statements.  These financial statements should be read in conjunction with the Company’s December 31, 2020 Annual Report on Form 10-K filed with the SEC on October 21, 2021 (the “2020 Annual Report”).

Reclassifications – Certain accounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the presentation of the current year Condensed Consolidated Financial Statements.  Accessory and parts revenue for the quarter ended March 31, 2020 contains $63 thousand of revenue that was reclassified from other revenue.  In addition, $41 thousand of depreciation expense related to rental devices was reclassified from operating expenses to cost of revenues for the quarter ended March 31, 2020.   These reclassifications had no effect on the previously reported operating results.

Covid-19 – The worldwide spread of the COVID-19 virus has resulted and is expected to result in a global slowdown of economic activity which has, and is likely to continue to, decrease demand for a broad variety of products, including from our customers, while also disrupting supply channels and marketing activities for an unknown period of time until the disease is contained.  Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring.  We expect all of these factors to continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE system and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources.  The operating losses and the events of default on the Company’s notes payable indicate substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q.

The continuation of our business is dependent upon raising additional capital to fund operations.  Management’s plans are to obtain additional capital in 2022 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt.  These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders.  In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all.  Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the Condensed Consolidated Financial Statements do not necessarily purport to represent realizable or settlement values. The Condensed Consolidated Financial Statements do not include any adjustment that might result from the outcome of this uncertainty. Our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are summarized below and should be read in conjunction with those described in Note 3 to the Consolidated Financial Statements in our 2020 Annual Report.

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

Significant estimates include the recording of allowances for doubtful accounts, the net realizable value of inventory, useful lives of long-lived assets, fair value of goodwill and other intangible assets, the determination of the valuation allowances for deferred taxes and the estimated fair value of warrants.

Concentration of credit risk and limited suppliers – Major customers are defined as customers whose accounts receivable or sales individually consist of more than ten percent of total trade receivables or total sales, respectively.  The percentage of accounts receivable and sales from major customers of the Company for the periods indicated were as follows:

	March 31, 2021	December 31, 2020
Accounts Receivable:
Customer A	15%	46%

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue:
Customer B	n/a	66%

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production.  The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Purchases:
Vendor A	55%	n/a
Vendor B	13%	n/a
Vendor C	n/a	35%
Vendor D	n/a	22%
Vendor E	n/a	11%

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. Intangible assets arising from the Company’s acquisition are amortized on a straight‑line basis over the estimated useful life of each asset. Customer relationships have a useful life of seven years. Patents and tradenames have a useful life of nineteen years. At December 31, 2020, the Company determined that intangible assets related to certain customer relationships was impaired.  No additional impairment was indicated at March 31, 2021.

Recent Accounting Pronouncements – In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and simplifies the guidance for determining whether a conversion feature is a derivative. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Effective January 1, 2021, the Company elected to early adopt ASU 2020-06 using the modified retrospective method.  The adoption of ASU 2020-06 had no impact previously reported financial position or operating results.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes in several areas including calculating taxes in an interim period, clarifying how to account for taxes that are partially based on income and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  This amendment is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 effective January 1, 2021 with no impact on previously reported financial position or operating results.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The amendments in ASU 2017-04 modified the testing that an entity should perform for its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amendment is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2017-04 effective January 1, 2021.  The adoption of this guidance did not impact our results of operations or financial position.

4.	Loss per Share

The net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three months ended March 31, 2021 and 2020.  In accordance with ASC Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration.  Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	2021	2020
Weighted average shares outstanding
Common shares	481,619,621	296,061,866
Common shares issuable assuming excercise of nominally priced warrants	36,870,604	-
Weighted average shares outstanding	518,490,225	296,061,866

Diluted net loss per share would be computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share.  As a result of the net loss for the three months ended March 31, 2021 and 2020, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.  Anti-dilutive equity securities consist of the following at March 31, 2021 and 2020, respectively:

	2021	2020
Common stock options	31,864,385	34,403,385
Common stock purchase warrants	142,265,576	8,374,091
Convertible notes payable	60,328,907	-
Short-term notes payable	-	2,250,000
Convertible preferred stock	-	16,071,429
	234,458,868	61,098,905

5.	Inventory

Inventory consists of the following at March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Inventory - finished goods	$2,270	$2,276
Inventory - parts and accessories	665	680
Total inventory	$2,935	$2,956

6.	Accrued Expenses

Accrued expenses consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Outside services	$191	$347
License fees	298	336
Board of director’s fees	380	320
Registration penalties	1,055	264
Commissions	-	239
Legal and professional fees	139	197
Warranty reserve	180	180
Inventory purchases	72	91
Other	177	153
	$2,492	$2,127

There was no activity in the warranty reserve during the three months ended March 31, 2021.

7.	Revenue

Disaggregation of Revenue - The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	United States	International	Total	United States	International	Total
Product	$41	$212	$253	$34	$41	$75
Accessories and parts	1,689	136	1,825	63	-	63
License fees and other	33	5	38	1	10	11
	$1,763	$353	$2,116	$98	$51	$149

Contract liabilities - As of March 31, 2021 and December 31, 2020, the Company has contract liabilities from contracts with customers as follows (in thousands):

	March 31, 2021	December 31, 2020
Service agreements	$63	$69
Deposit on future equipment purchases	125	-
Total contract liabilities	188	69
Less: current portion	(32)	(32)
Non-current contract liabilities	$156	$37

During the three months ended March 31, 2021 and 2020, the Company recognized revenue related to these contract liabilities of $8 thousand and $22 thousand, respectively, that were in the beginning contract liability balances for each of those periods.

8.	Debt with Related Parties

Debt with related parties at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	2021	2020	Maturity Date	Stated Interest Rate	Incremental Default Interest
Convertible promissory notes (HealthTronics), related parties, in default	$1,372	$1,372	In default	12.0%	+2.0%
Convertible promissory notes (Stolarski), related parties, in default	224	224	In default	12.0%	+2.0%
Total debt with related parties	$1,596	$1,596

Convertible promissory notes payable (HealthTronics), in default – On August 6, 2020, the Company issued to HealthTronics, Inc. a convertible note payable in the amount of $1.4 million (the “HealthTronics Note”). The HealthTronics Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the HealthTronics Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% stated interest rate, as of the date of the default. The convertible promissory note is expressly subordinate to the Senior Secured Notes (as defined in Note 9).

As the Seller Note (as defined in Note 9) was not repaid prior to January 1, 2021, HealthTronics may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. The Company evaluated embedded conversion features within the convertible promissory note and determined that the conversion feature does not require to be bifurcated.  Upon adoption of ASC 2020-6 effective January 1, 2021, the convertible promissory note is accounted for as a single liability due to the elimination of the beneficial conversion feature accounting model.

Convertible promissory notes payable (Stolarski), in default – On August 6, 2020, issued to A. Michael Stolarski, a member of the board of directors and an existing shareholder, a convertible promissory note in the principal amount of $223 thousand (the “Stolarski Note”). The Stolarski Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Stolarski Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% initial rate, as of the date of the default. On March 31, 2021 and December 31, 2020 accrued interest of $17 thousand and $11 thousand, respectively, remained outstanding on the Stolarski Note.

As the Stolarski Note was not repaid prior to January 1, 2021, the holder may elect to convert the outstanding principal amount plus any accrued by unpaid interest thereon into shares of common stock at a conversion price of $0.10 per share. The Company evaluated embedded conversion features within the convertible promissory note and determined that the conversion feature does not require to be bifurcated.  Upon adoption of ASC 2020-6 effective January 1, 2021, the convertible promissory note is accounted for as a single liability due to the elimination of the beneficial conversion feature accounting model.

9.	Debt with Unaffiliated Parties

Debt with unaffiliated parties at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	2021	2020	Maturity Date	Stated Interest Rate	Incremental Payment in Kind Interest	Incremental Default Interest
Senior secured promissory note payable, in default::
Principal	$15,000	$15,000
Debt issuance costs	(1,440)	(1,520)
Debt discount	(2,657)	(2,804)
	10,903	10,676	In default	12.25%	+3.00%	+5.00%
Convertible promissory note payable, in default	4,000	4,000	In default	12.00%	n/a	+5.00%
SBA loan #1	464	464	May 28, 2022	1.00%	n/a	n/a
SBA loan #2	1,033	-	February 20, 2026	1.00%	n/a	n/a
	16,400	15,140
Less: current maturities including notes in default	(15,367)	(14,997)
Debt with unafffiliated parties, long-term	$1,033	$143

Senior secured promissory note payable, in default (“Senior Secured Note”) -  On August 6, 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”), with NH Expansion Credit Fund Holdings LP, as noteholder and agent. In accordance with the NWPSA, the Company issued a $15 million Senior Secured Promissory Note Payable (the “Senior Secured Note”) and a warrant exercisable into shares of the Company’s common stock (the “NH Expansion Warrant”) in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST assets from Celularity, among other transactions.  As of December 31, 2020, the Company was in default of the minimum liquidity provisions on the Senior Secured Note. As of March 31, 2021, the Company remains in default of the minimum liquidity provisions on the Senior Secured Note, and, as a result, it is classified in current liabilities in the accompanying Condensed Consolidated Balance Sheets. As a result of the default, the Company is accruing interest at the default interest note of an incremental 5%.

The debt issuance costs and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note.  The amortization of the debt issuance costs and debt discount for the three months ended March 31, 2021 was $228 thousand and is included in interest expense. Accrued interest related to the Senior Secured Note was $666 thousand and $642 thousand at March 31, 2021 and December 31, 2020, respectively.  Interest expense on the Senior Secured Note was $760 thousand for the three months ended March 31, 2021.

Convertible promissory notes payable, in default (“Seller Note”) - On August 6, 2020, the Company entered into an asset purchase agreement with Celularity to acquire Celularity’s UltraMIST assets. A portion of the aggregate consideration of $24 million paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4 million (the “Seller Note”). The Seller Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Seller Note and, accordingly, it began accruing additional interest of 5.0% in addition to the 12.0% initial rate, as of the date of the default. As of March 31, 2021 and December 31, 2020, the Seller Notes had outstanding accrued interest of $312 thousand and $192 thousand, respectively.

The Company evaluated embedded conversion features within the convertible promissory note and determined that the conversion feature does not require to be bifurcated.  Upon adoption of ASC 2020-6 effective January 1, 2021, the convertible promissory note is accounted for as a single liability due to the elimination of the beneficial conversion feature accounting model.

SBA Loan #1 - The Company received a letter from the Small Business Administration (“SBA”) dated August 27, 2021 forgiving approximately $454 thousand of the SBA Loan #1 principal and $6 thousand of interest.   As of March 31, 2021, all of the $464 thousand balance outstanding is classified as current.  As of December 31, 2020, $320 thousand is classified as current and $142 thousand is classified as non-current.

SBA Loan #2 – On February 20, 2021, the Company received proceeds from a second SBA loan (“SBA Loan #2”) in the amount of $1.03 million from Northeast Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act. SBA Loan #2 is evidenced by a promissory note that matures on February 20, 2026 and bears interest of 1% per annum. Equal monthly payments of principal and interest commence in June 2022, after both a 24-week “covered period” and a 10-month “deferment period,” as defined in the promissory note and current SBA regulations. The SBA Loan #2 contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties and covenants. The SBA Loan #2 may be prepaid by the Company at any time prior to maturity with no penalties.

All or a portion of SBA Loan #2 may be fully or partially forgiven by the SBA upon application by the Company not later than June 2022 in accordance with SBA regulations.  The ultimate forgiveness of SBA Loan #2 is also contingent upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for SBA Loan #2, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive SBA Loan #2, the Company may be required to repay SBA Loan #2 in its entirety and/or be subject to additional penalties. In the event SBA Loan #2, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.  As of March 31, 2021, the entire $1,033 thousand loan balance outstanding is included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

10.	Warrants

A summary of the warrant activity during the three months ended March 31, 2021 is as follows:

Warrant class	Outstanding December 31, 2020	Exercised	Outstanding March 31, 2021	Exercise price/share	Expiration date
Class E Warrants	141,091,485	-	141,091,485	$0.25	August 2023
Class O Warrants	909,091	-	909,091	0.11	January 2022
Class P Warrants	265,000	-	265,000	0.20	June 2024
LGH Warrant	35,000,000	(11,400,000)	23,600,000	0.01	June 2025
NH Expansion Warrant	13,091,160	-	13,091,160	0.01	August 2030
Total	190,356,736	(11,400,000)	178,956,736

On February 3, 2021, the Company issued 10,925,000 shares of its common stock to LGH upon the cashless exercise of 11,400,000 of the LGH Warrants under the terms of the warrant agreement.  After this cashless exercise, 23,600,000 of LGH Warrants remain outstanding.

11.	Warrant Liabilities

A summary of the warrant liability activity for the three months ended March 31, 2021 is as follows:

	Warrants Outstanding	Fair Value per Share	Fair Value
Balance December 31, 2020	48,091,160	$0.18	$8,855,379
Cashless exercise of LGH Warrants	(11,400,000)	0.18	(2,030,025)
Gain on remeasurement of warrant liability			(634,672)
Balance March 31, 2021	36,691,160	$0.17	$6,190,682

NH Expansion Warrants -- Significant Black Scholes valuation model inputs related to the NH Expansion Warrants at March 31, 2021 and December 31, 2020 are as follows:

Black Scholes option pricing model	March 31,2021	December 31, 2020
Exercise Price(1)	$0.01	$0.01
Warrant Expiration Date (1)	August 6, 2030	August 6, 2030
Interest Rate (annual) (2)	0.70%	0.65%
Volatility (annual) (3)	145.04%	143.94%
Time to Maturity (Years)	9.4	9.6
Calculated fair value per share	$0.1700	$0.1891

(1) Based on the terms provided in the warrant agreement to purchase common stock of the Company dated August 6, 2020.

(2) Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.

(3) Based on the historical daily volatility of the Company as of each presented period ending date.

LGH Warrants – On June 5, 2020, the Company entered into a securities purchase agreement with investor LGH Investments LLC ("LGH") for warrants entitling LGH to acquire 1,075,000 shares of common stock (the “LGH Warrants”), among other things.  The LGH Warrants contain certain ratchet provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of certain dilutive issuances of securities by the Company on August 6, 2020, the exercise price of the LGH Warrants decreased to $0.01 per share and the number of shares subject to the LGH Warrants increased to 35,000,000 shares. As a result, the Company determined that these warrants meet the definition of a derivative liability. The fair value of the LGH Warrant liabilities was determined using the Black-Scholes option pricing model which approximates the binomial pricing model. Significant inputs into the model at March 31, 2021 and December 31, 2020 are as follows:

Black Scholes option pricing model	March 31, 2021	December 31, 2020
Exercise Price(1)	$0.01	$0.01
Warrant Expiration Date (1)	June 5, 2025	June 5, 2025
Interest Rate (annual) (2)	0.37%	0.36%
Volatility (annual) (3)	100.16%	99%
Time to Maturity (Years)	4.2	4.4
Calculated fair value per share	$0.1680	$0.1823

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated August 6, 2020.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

12.	Leases

The following is a summary of the Company’s right of use assets and lease liabilities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Operating Leases	Financing Leases	Total	Operating Leases	Financing Leases	Total
Right of use assets	$725	$644	$1,369	$725	$644	$1,369
Less: Accumulated amortization	(396)	(288)	(684)	(339)	(235)	(574)
Right of use assets, net	$329	$356	$685	$386	$409	$795

Lease liabilities	$352	$381	$733	$415	$427	$842
Less: current portion	(214)	(200)	(414)	(257)	(194)	(451)
Lease Liabilities	$138	$181	$319	$158	$233	$391

Total lease costs for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$53	$41
Interest on lease liabilities	13	12
Operating lease costs	83	52
Total lease costs	$149	$105

The following summarizes cash paid for amounts included in the measurement of lease liabilities as well as the related right-of-use assets obtained for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020
Cash paid for amouonts included in measurement of lease liabilities:
Operating cash flows from finance leases	$(59)	$(40)
Operating cash flows from operating leases	$(83)	$(55)

Operating Leases - As of March 31, 2021, the maturities of the Company’s operating lease liability, which have initial or remaining lease terms in excess of one year, consist of the following (in thousands):

Amount
Year ending December 31,
2021 (remainder of year)	$210
2022	94
2023	65
2024	8
2025	3
Total lease payments	380
Less: Present value adjustment	(28)
Lease liability	$352

As of March 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 1.9 years and a weighted average discount rate of 10.0%.

Rent expense for the three months ended March 31, 2021 and 2020 was $83 thousand and $52 thousand, respectively.

Financing Lease - As of March 31, 2021, the maturities of the Company’s financing lease liability, which have initial or remaining lease terms in excess of one year, consist of the following (in thousands):

Amount
Year ending December 31,
2021 (remainder of year)	$176
2022	200
2023	18
Total lease payments	394
Less: Present value adjustment	(13)
Lease liability	$381

As of March31, 2021, the Company’s financing leases had a weighted average remaining lease term of 2.0 years based on annualized base payments expiring through 2023 and a weighted average discount rate of 13.2%.

As of March 31, 2021, the Company did not have additional operating or financing leases that have yet commenced.

13.	Contingencies

Supplier disputes - In May 2021, the Company received notification alleging that it is not in compliance with the license agreement with Celularity entered into in connection with the acquisition of the UltraMIST assets.  The Company has responded and asserted that the Company is not in breach and that the supplier has breached various agreements.  It is too early to determine the outcome of this matter.  Any potential impact to the Company cannot be fully determined at this time and there is no guarantee that the dispute will be resolved in a manner beneficial to the Company or at all.

As part of the Asset Purchase Agreement on August 6, 2020, the Company assumed obligations for a purchase order for UltraMIST devices from Celularity’s vendor Minnetronix. This purchase order had a remaining purchase commitment of approximately $1.1 million. The purchase order also calls for production delay fees of 1.25% of the committed inventory if the Company delays production.  There is also a cancelation clause of 20% of the remaining balance in the event that the Company delays production for more than six months. On September 23, 2021, Minnetronix notified the Company that it was cancelling the purchase order for the UltraMIST devices as a result of the Company delaying production more than six months. This notification includes fees and charges for the cancellation of the purchase order of an additional $320 thousand. The Company expects to be able to resume production upon paying this obligation. While the Company is disputing certain aspects of this termination notice and is continuing to engage with Minnetronix regarding resolution of this matter, including reinstatement of the purchase order, there is no guarantee that the dispute will be resolved in a manner beneficial to the Company or at all.

14.	Related Party Transactions

On February 13, 2018, the Company entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc., a Georgia Corporation (“PSWC”), and Premier Shockwave, Inc., a Georgia Corporation (“PS”). Each of PS and PSWC is owned by A. Michael Stolarski, a member of the Company’s board of directors and an existing shareholder of the Company  The agreement provides for the purchase by PSWC and PS of dermaPACE System and related equipment sold by the Company along with limited but exclusive distribution rights to provide dermaPACE Systems to certain governmental healthcare facilities and the agreement contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions and other terms.

During the three months ended March 31, 2021 and 2020, the Company recorded $8 thousand and $13 thousand, respectively, in revenue from an entity owned by this related party.  In addition, contract liabilities includes a balance of $63 thousand at March 31, 2021 and $69 thousand at December 31, 2020 from this related party.

In March 2021, PSWC paid the Company $125 thousand as a deposit for future purchase of new medical equipment.  Please see Note 16 – Subsequent Events in the accompanying Condensed Consolidated Financial Statements for discussion of advances from directors in October 2021.

15.	Income Taxes

The provision for income taxes of $16 thousand and deferred tax liability are related to the goodwill of $7.3 million recorded as part of the acquisition of the Celularity assets and is known as a “naked credit”. The goodwill was assigned an indefinite life for book purposes but is deductible for income tax purposes over a fifteen-year life.  As a result, the deferred tax liability has an indefinite life and cannot be used as a source of taxable income to support the realization of other deferred tax assets.

16.	Subsequent Events

April 2021 Securities Purchase Agreement and Warrants (In default) -  On April 20, 2021, the Company entered into a Securities Purchase Agreement (the “Leviston Purchase Agreement”), with Leviston Resources, LLC, an accredited investor (“Leviston”) for the sale by the Company in a private placement (the “Private Placement”) of (i) the Company’s future advance convertible promissory note in an aggregate principal amount of up to $3.4 million (the “Leviston Note”) and (ii) a warrant to purchase an additional 16,666,667 shares of common stock of the Company (the “Leviston Warrant”). The Leviston Warrant has an exercise price of $0.18 per share and a four-year term. The closing of the Private Placement occurred on April 20, 2021 (the “Leviston Closing Date”).

As noted above, on April 20, 2021, the Company issued the Leviston Note to the Purchaser in an aggregate principal amount of up to $3.4 million (the “Aggregate Amount”), which shall be advanced in disbursements by the Purchaser (“Leviston Disbursements”), as set forth in the Leviston Note. On May 14, 2021, the Leviston Note was amended to increase the Aggregate Amount to $4.2 million. On April 21, 2021, the Purchaser advanced a Leviston Disbursement of $750 thousand, which is net of an original issue discount of 8%. Subsequent to April 21, 2021 the Purchaser made two additional disbursements, net of 8% original issue discounts, totaling $1.0 million, $750 thousand on May 14, 2021 and $250 thousand on September 3, 2021. The remaining disbursements up to the Aggregate Amount are subject to the satisfaction of certain terms and conditions set forth in the Leviston Note. Leviston Disbursements bear an interest at a rate of five percent (5%) per annum and have a maturity date of twelve (12) months from the date of issuance. The Leviston Note is convertible at the option of the holder into shares of the common stock of the Company at a conversion price per share equal to the lesser of (i) $0.18, and (ii) ninety percent (90%) of the closing price for a share of common stock reported on the OTCQB on the effective date of the Registration Statement (as defined below).

The Leviston Note contains customary events of default and covenants, including limitations on incurrences of indebtedness and liens.

Pursuant to the Leviston Purchase Agreement, the Company has agreed, within a reasonable period of time following the Leviston Closing Date, and in any event prior to any Leviston Disbursement under the Leviston Note subsequent to the initial Leviston Disbursement, to enter into a security agreement in favor of the Leviston, securing the Company’s obligations under the Leviston Note.

The rights of Leviston to receive payments under the Leviston Note are subordinate to the rights of North Haven Expansion pursuant to a subordination agreement, that the Company and Leviston entered into with North Haven Expansion on April 20, 2021, in connection with the Private Placement (the “Subordination Agreement”).

In connection with the Leviston Purchase Agreement, the Company entered into a registration rights agreement with the Leviston on April 20, 2021 (the “Leviston Registration Rights Agreement”) pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) with the SEC no later than thirty days following the Leviston Closing Date for the registration of 100% of the maximum number of the shares issuable upon conversion of the Leviston Note and exercise of the Leviston Warrants issued pursuant to the Leviston Purchase Agreement (the “Leviston Registrable Securities”). The Company shall use its best efforts to keep the Registration Statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until all Leviston Registrable Securities have been sold, or may be sold without the requirement to be in compliance with Rule 144(c)(1) of the Securities Act and otherwise without restriction or limitation pursuant to Rule 144 of the Securities Act, as determined by the counsel to the Company.  The Company has yet to file the Registration Statement and, under the terms of the Leviston Registration Rights Agreement, it is obligated to pay in cash a one-time aggregate amount of $250 thousand to the holders of the Leviston Notes, plus 1% of the outstanding principal for each 30-day period during which the Company continues not to have in-place an effective Registration Statement.

On August 31, 2021, Leviston notified the Company that it was in default of the Leviston Purchase Agreement effective June 11, 2021 for failure to timely file a Registration Statement. From the date of the default, interest on the amounts due to Leviston is calculated at the default interest rate of 15% in addition to the registration penalties stated above.

June 2021 Accounts Receivable Factoring Agreement – On June 17, 2021, the Company entered into a factoring agreement with Goodman Capital Finance (“Goodman”), an unrelated third party, pursuant to which the Company may sell certain of its accounts receivable to Goodman for 86.25% of the value of the receivable. Advances available under the facility are capped at the lesser of $3.0 million or a formula amount, as defined in the agreement. The agreement’s term is one month and automatically renews for additional one-month periods, unless either party provides 30 days’ notice of termination. The accounts receivable are sold with recourse back to the Company, which means that the Company bears the risk of non-payment by the account debtor.

September 2021 Securities Purchase Agreement and Warrants (In default) - On September 3, 2021, the Company entered into Securities Purchase Agreements (the “September 2021 Purchase Agreements”), with certain accredited investors (collectively, the “September 2021 Purchasers”) for the sale by the Company in a private placement (the “September 2021 Private Placement”) of (i) the Company’s future advance convertible promissory notes in an aggregate principal amount of up to $543 thousand (the “September 2021 Notes”) and (ii) warrants to purchase an additional 2,777,779 shares of common stock of the Company (the “September 2021 Warrants”). The September 2021 Warrants have an exercise price of $0.18 per share and a five-year term. The closing of the September 2021 Private Placement occurred on September 7, 2021 (the “September 2021 Purchasers Closing Date”).

Under the terms of the September 2021 Purchase Agreements, the aggregate principal amount of the September 2021 Notes of up to $543 thousand (the “Aggregate Amount”), may be advanced in disbursements by the September 2021 Purchasers (“September 2021 Purchasers Disbursements”), as set forth in the September 2021 Notes. The September 2021 Purchasers Disbursements bear an interest at a rate of five percent (5%) per annum and have a maturity date of twelve (12) months from the date of issuance. Each September 2021 Note is convertible at the option of the holder into shares of common stock of the Company at a conversion price per share equal to (A) until the date of effectiveness of the Registration Statement, $0.18 and (B) after the date of effectiveness of the Registration Statement, the lesser of (i) $0.18, (ii) ninety percent (90%) of the closing price for a share of common stock reported on the OTCQB on the effective date of the Registration Statement or (iii) 75% of the lowest volume weighted average price, as defined,, which shall be no lower than $0.01. The September 2021 Notes contain customary events of default and covenants, including limitations on incurrences of indebtedness and liens.

Pursuant to each September 2021 Purchase Agreement, the Company entered into a security agreement in favor of the applicable September 2021 Purchaser, securing the Company’s obligations under the applicable September 2021 Note. The rights of each September 2021 Purchaser to receive payments under their respective note is subordinate to the rights of North Haven Expansion pursuant to a Subordination Agreement, that the Company and each September 2021 Purchaser entered into with North Haven Expansion in connection with the September 2021 Private Placement.

In connection with each September 2021 Purchase Agreement, the Company entered into a registration rights agreement with the September 2021 Purchasers on September 3, 2021 (the “September 2021 Purchasers Registration Rights Agreement”) pursuant to which the Company has agreed to file a Registration Statement no later than ninety (90) days following the September 2021 Purchasers Closing Date for the registration of 100% of the maximum number of the shares issuable upon conversion of the September 2021 Notes and exercise of the September 2021 Warrants issued pursuant to such September 2021 Purchase Agreement (the “September 2021 Purchasers Registrable Securities”). The Company shall use its best efforts to keep the Registration Statement continuously effective under the Securities Act of 1933, as amended, until all September 2021 Purchasers Registrable Securities have been sold, or may be sold without the requirement to be in compliance with Rule 144(c)(1) of the Securities Act and otherwise without restriction or limitation pursuant to Rule 144 of the Securities Act, as determined by the counsel to the Company.

The September 2021 Notes were in default as of October 25, 2021 and, accordingly, on that date, interest began accruing at the default rate of 15% in addition to registration penalties per the September 2021 Purchasers Registration Rights Agreement.

The Company has yet to file the Registration Statement, and under the terms of the September 2021 Registration Rights Agreement, it is obligated to pay in cash a one-time aggregate amount of $250 thousand  to the holders of the September 2021 Notes, plus 1% of the outstanding principal for each 30-day period during which the Company continues not to have in-place an effective Registration Statement. As a result of this breach of the September 2021 Registration Rights Agreement, interest on the September 2021 Notes accrues at the default interest rate of 15%.

September 2021 Advances on Future Receipts Financing – On September 27, 2021, the Company received $703 thousand in cash proceeds related to its entry into a non-recourse agreement for the sale of $1.0 million of future receipts to GCF Resources LLC (“GCF”).   In conjunction with the 24-week agreement, the Company is obligated to remit to GCF a minimum of $59 thousand of receipts each week, with the sum of the first four payments occurring at closing, which was September 27, 2021.  After taking into account the payments made at closing, the Company will record an initial liability of $763 thousand and a debt discount of approximately $60 thousand, which represents the original issue discount and the fees paid in conjunction with the financing.  The debt discount will be amortized to interest expense over the life of the agreement.  The Company began making the required minimum weekly October 25, 2021 and is obligated to continue through March 7, 2022.

October 2021 Advances from Directors - On October 27, 2021 the Company received $50 thousand in advances from related parties; $25 thousand from NightWatch Capital Advisors, LLC, a company controlled by John Nemelka, a shareholder and member of the Company’s board of directors, (the “Nemelka Advance”) and $25 thousand from A. Michael Stolarski, also a shareholder and member of the Company’s board of directors (the “Stolarski Advance”).

In exchange for the Nemelka Advance, the Company issued to NightWatch Capital Advisors, LLC a promissory note in the principal amount of $25 thousand (the “Nemelka Note”). The Nemelka Note matures on June 30, 2022 and accrues interest at a rate equal to 15.0% per annum.  In exchange for the Stolarski Advance, as well as the $125 thousand deposit received in March 2021 by the Company (see Note 14), the Company issued to Mr. Stolarski a promissory note in the principal amount of $150 thousand (“Stolarski Note #2”). Stolarski Note #2 matures on June 30, 2022 and accrues interest at a rate equal to 15.0% per annum.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K, filed with the SEC on October 21, 2021 (the “2020 Annual Report”).

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

Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers (“DFU”), which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the U.S. Food and Drug Administration (“FDA”) granted the Company’s request to classify the dermaPACE® System as a Class II device via the de novo process. As a result of this decision, the Company was able to immediately market the product for the treatment of DFU as described in the de novo request, subject to the general control provisions of the Food, Drug and Cosmetic Act and the special controls identified in this order.

On August 6, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement” or “Acquisition”) with Celularity Inc. (“Celularity”) pursuant to which we acquired Celularity’s UltraMIST assets (“UltraMIST” or the “Assets”). The UltraMIST® System provides through a fluid mist a low-frequency, non-contact, and pain free ultrasound energy deep inside the wound bed that promotes healing from within. The ultrasound acoustic waves promote healing by reducing inflammation and bacteria in the wound bed, while also increasing the growth of new blood vessels to the area. The UltraMIST® System treatment must be administered by a healthcare professional. This proprietary technology has been cleared by the FDA for the promotion of wound healing through wound cleansing and maintenance debridement combined with ultrasound energy deposited inside the wound that stimulated tissue regeneration.

In connection with the Asset Purchase Agreement, on August 6, 2020, we entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the “Field” and “Territory” (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field and in the Territory. The License Agreement has an initial five-year term, after which it automatically renews for additional one-year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term. In May 2021, the Company received notification alleging that it is not in compliance with the License Agreement with Celularity. See further discussion in Note 13 - Contingencies in the accompanying Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to the recording of the allowances for doubtful accounts, net realizable value of inventory, useful lives of long-lived assets, fair value of goodwill and other intangible assets, the determination of the valuation allowance for deferred taxes, the estimated fair value of the warrants, and the estimated fair value of stock-based compensation. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

Our significant accounting policies are more fully described in Note 3 to our Consolidated Financial Statements filed with our 2020 Annual Report. For a description of recent accounting policies and the impact on our financial statements, refer to Note 3 in the accompanying Condensed Consolidated Financial Statements.

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. We have devoted and expect to continue to devote substantial resources for the commercialization of the dermaPACE® System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources.  We also expect to require additional working capital as sales of our UltraMIST product continue to grow.

We incurred net losses of $30.9 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively, and additional losses of approximately $4.9 million in the first quarter of 2021. These factors and the events of default on the notes promissory discussed above create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date. See Note 16 – Subsequent Events to the accompanying Condensed Consolidated Financial Statements for a discussion of the various events of default.

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

The continuation of our business is dependent upon raising additional capital to fund operations. Management’s plans are to obtain additional capital in 2022 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us for the next twelve months. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The Condensed Consolidated Financial Statements do not include any adjustment that might result from the outcome of this uncertainty. Our Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of December 31, 2020, we had an accumulated deficit of $156.7 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we continue to incur expenses related to commercialization of our dermaPACE® system for the treatment of DFU in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE® system, then we believe we may able to partially or completely offset these losses in the future with revenues from sales of our UltraMist systems and applicators. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, may provide the necessary funding for us to continue as a going concern for the next twelve months. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to be generated from, any of our products, due to the numerous risks and uncertainties associated with developing and marketing products, including the uncertainty of:

• the scope, rate of progress and cost of our clinical trials;

• future clinical trial results;

• the cost and timing of regulatory approvals;

• supplier and customer disputes;

• the establishment of successful marketing, sales and distribution channels and partnerships, including our efforts to expand our marketing, sales and distribution reach through joint ventures and other contractual arrangements;

• the cost and timing associated with establishing reimbursement for our products;

• the effects of competing technologies and market developments; and

• the industry demand and patient wellness behavior.

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our 2020 Annual Report.

The worldwide spread of the COVID-19 virus has resulted and is expected to continue to result in a global slowdown of economic activity which is likely to continue to decrease demand for a broad variety of products, including from our customers, while also disrupting supply channels and marketing activities for an unknown period of time. Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring. We expect all of these factors to continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

Results of Operations

Revenues and Cost of Revenues

Revenues for the three months ended March 31, 2021 were $2.1 million compared to $149 thousand for the same period in 2020, an increase of nearly $2.0 million.  The increase was primarily driven by 2021 sales of UltraMIST devices and single-use accessories.  The Company’s UltraMIST business began with the August 6, 2020 Acquisition. Please see Note 13 - Contingencies in the accompanying Condensed Consolidated Financial Statements for a description of a supplier dispute relating to UltraMIST.

Cost of revenues for the three months ended March 31, 2021 were $1.1 million versus $130 thousand for the same period of the prior year.  Gross margin as a percentage of revenues was 50% for the 2021 first quarter and 13% for the 2020 first quarter.  The increase in gross margin percentage was driven by sales of UltraMIST products and accessories, which have higher gross margin percentages than do DuraPACE products and accessories.

Research and Development Expenses

Research and development expenses increased to $354 thousand from $287 thousand during the first quarter of 2021 compared with the first quarter of 2020, respectively.  The 24% increase was driven by higher employee compensation and benefits costs incurred by the larger, post-Acquisition organization, though these costs were partially offset by lower amounts paid to external parties for clinical studies and other research and development.

Selling and Marketing Expenses

Selling and marketing expenses increased $1.2 million or 193% from $608 thousand to $1.8 million from the three months ended March 31, 2020 to the three months ended March 31, 2021.  The expense increase was primarily driven by higher employee compensation, commissions, benefits costs incurred by the larger, post-Acquisition organization as well as higher levels of revenues.  Contributing to the expense increase were higher sales-related technology, equipment and supply costs, which were also the result of the larger, post-Acquisition organization.

General and Administrative Expenses

General and administrative expenses increased from $1.9 million to $3.3 million or 73% from the quarter ended March 31, 2020 to the quarter ended March 31, 2021.  The $1.4 million increase was primarily the result of approximately $791 thousand in expenses related to Registration Statement penalty accruals as well as smaller increases in bad debt expenses and expenses for professional fees and consultants.  Approximately $176 thousand of the increase relates to first quarter 2021 amortization of intangible assets related to the acquisition on August 6, 2020.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE® System and intend continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $30.9 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively, and incurred additional net losses in the first quarter of 2021 of approximately $5.0 million. These factors and the events of default on the promissiory notes discussed above create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date. See Note 16 – Subsequent Events to the accompanying Condensed Consolidated Financial Statements for a discussion of the various events of default. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The continuation of our business is dependent upon raising additional capital to fund operations; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

During the three months ended March 31, 2021, cash used by operating activities totaled approximately $3.3 million, which was driven largely by the net loss for the quarter and was partially offset by increases in accounts payable and accrued expenses as well as decreases in accounts receivable.  Cash used by investing activities during the 2021 first quarter consisted of purchases of property and equipment of $101 thousand.  Cash provided by financing activities for the quarter consisted primarily of $1.1 million of proceeds from SBA Loan #2 as well as $125 thousand in proceeds from deposits from related parties and were offset by $46 thousand of principal payments on financing leases.

Cash used in operations averaged $1.1 million per month for the first quarter of 2021 and management anticipates cash usage for operations to be approximately $300 thousand to $500 thousand per month during the second quarter and $250 thousand to $400 thousand per month for the second half of 2021 as resources are devoted to the commercialization of the dermaPACE and UltraMIST products including hiring of new employees, expansion of our international business and continued research and development of the next generation of our technology as well as non-medical uses of our technology. Management’s plans are to obtain additional capital in 2022 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us for the next twelve months. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

Segment and Geographic Information

We have determined that we have one operating segment.  Our revenues are generated from sales in United States, Europe, Canada, Middle East, Central America, South America, Asia and Asia/Pacific.  All significant expenses are generated in the United States and all significant assets are located in the United States.

Contractual Obligations

Our major outstanding contractual obligations relate to our financing leases for rental equipment, operating leases for our facilities and office equipment, purchase and supplier obligations for product component materials and equipment, and our outstanding debt.  Please see our 2020 Annual Report for additional discussions of these obligations.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Effects of Inflation

Due to the fact that our assets are, to an extent, liquid in nature, they are not significantly affected by inflation.  However, the rate of inflation, which has been increasing, affects expenses such as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable during the period of time that we are bringing the product candidates to market.  To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of October 11, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2021. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

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

 Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of October 11, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

We previously reported three material weaknesses in our internal control over financial reporting process resulting from a lack of internal expertise and resources to analyze and properly apply U.S. GAAP to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements, a lack of internal resources to analyze and properly apply U.S. GAAP to accounting for equity components of service agreements with select vendors and cybersecurity breaches from email spoofing in 2019. The Company remedied the cybersecurity breaches and email spoofing in 2020.

As of March 31, 2021 the Company has still identified the following material weaknesses:

•
The Company lacks expertise and resources to analyze and properly apply U.S. GAAP to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements.

•	The Company lacks internal resources to analyze and properly apply U.S. GAAP to accounting for financial instruments included in service agreements with select vendors.
•
The Company has failed to design and implement controls around all of its accounting and IT processes and procedures and, as such, it believes that all of its accounting and IT processes and procedures need to re-designed and tested for operating effectiveness.

As a result, management concluded that its internal control over reporting was not effective as of March 31, 2021.

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

We have also implemented cybersecurity training for all employees and redesign of procedures that cyber security breaches may impact and worked with our third-party IT vendor to develop a training plan for all existing and new employees related to cyber and implemented related controls around information technology infrastructure. In addition, an additional employee was hired to assist with the management of IT controls and enhance internal IT resources. Going forward, this employee will monitor our third-party IT vendor’s testing and monitoring efforts and where necessary implement new controls as the Company grows. These internal controls have been documented and procedures implemented.

There is no assurance that the measures described above will be sufficient to remediate the previously identified material weaknesses.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

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
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.  A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our 2020 Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
 Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
 Not applicable.

Item 4.	MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.	OTHER INFORMATION.
 Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1*	Promissory Note by and between SANUWAVE Health, Inc. and Northeast Bank, dated February 20, 2021.

10.2*	Factoring Agreement by and between SANUWAVE Health, Inc. and Goodman Capital Finance dated June 17, 2021.

10.3*	Future Receivables Agreement by and between GCF Resources LLC and SANUWAVE, Inc. dated September 27, 2021.

10.4*	Promissory Note by and between SANUWAVE Health, Inc. and A. Michael Stolarski, dated October 27, 2021.

10.5*	Promissory Note by and between SANUWAVE Health, Inc. and NightWatch Capital Advisors, LLC, dated October 27, 2021.

10.6*	Letter Agreement Amendment dated May 14, 2021 to the April 20, 2021 Securities Purchase Agreement by and between the Company and Leviston Resources, LLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

101.INS*†	XBRL Instance.

101.SCH*†	XBRL Taxonomy Extension Schema.

101.CAL*†	XBRL Taxonomy Extension Calculation.

101.DEF*†	XBRL Taxonomy Extension Definition.

101.LAB*†	XBRL Taxonomy Extension Labels.

101.PRE*†	XBRL Taxonomy Extension Presentation.

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

SANUWAVE HEALTH, INC.

Dated: December 13, 2021	By: /s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	December 13, 2021

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	December 13, 2021