Form 10-Q
period 2021-06-30
SANUWAVE Health, Inc.
filed 2022-01-14
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of January 10, 2022 there were issued and outstanding 481,619,621 shares of the registrant’s common stock, $0.001 par value.

SANUWAVE Health, Inc. shares of common stock are traded on the OTC Expert Market under the symbol SNWV.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements.  All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs;  market acceptance of and demand for UltraMIST, dermaPACE and our product candidates; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or cost of our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting.  These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on October 21, 2021 and in the Company’s Quarterly Reports on Form 10-Q.  Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on October 21, 2021.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION
Draft 12/2/2021
ITEM 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except share data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$264	$2,437
Accounts receivable, net of allowance for doubtful accounts of $583 in 2021 and $343 in 2020	1,888	2,356
Inventory	2,436	2,956
Prepaid expenses and other current assets	399	179
Total Current Assets	4,987	7,928
Property and Equipment, net	657	471
Right of Use Assets, net	574	795
Other Intangible Assets, net	6,193	6,545
Goodwill	7,260	7,260
Other Assets	70	28
Total Assets	$19,741	$23,027

LIABILITIES
Current Liabilities:
Senior secured promissory note payable, in default	$11,131	$10,676
Convertible promissory notes payable, in default	7,108	4,000
Convertible promissory notes, related parties, in default	1,596	1,596
Accounts payable	5,929	4,454
Accrued expenses	3,726	2,127
Accrued employee compensation	3,093	2,541
Due under factoring agreement	1,038	-
Warrant liability	7,434	8,855
Current portion of SBA loans	487	321
Accrued interest	1,411	1,021
Accrued interest, related parties	172	77
Current portion of lease liabilities	376	451
Current portion of contract liabilities	33	32
Other	-	23
Total Current Liabilities	43,534	36,174
Non-current Liabilities
SBA loans	1,011	143
Lease liabilities	245	391
Contract liabilities	181	37
Deferred tax liability	22	-
Total Non-current Liabilities	1,459	571
Total Liabilities	44,993	36,745

Contingencies

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175, 293, 90 and 8 shares designated Series A, Series B, Series C and Series D, respectively; no shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Common Stock, par value $0.001, 800,000,000 shares authorized; 481,619,621 and 470,694,621 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	482	471
Additional Paid-in Capital	144,582	142,563
Accumulated Deficit	(170,242)	(156,690)
Accumulated Other Comprehensive Loss	(74)	(62)
Total Stockholders’ Deficit	(25,252)	(13,718)
Total Liabilities and Stockholders’ Deficit	$19,741	$23,027

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Accessory and parts revenue	$2,284	$13	$4,109	$76
Product	514	69	767	144
License fees and other	111	1	149	12
Total Revenue	2,909	83	5,025	232

Cost of Revenues	1,048	79	2,103	209

Gross Margin	1,861	4	2,922	23

Operating Expenses:
General and administrative	3,115	2,579	6,436	4,499
Selling and marketing	2,520	433	4,300	1,041
Research and development	272	265	626	551
Total Operating Expenses	5,907	3,277	11,362	6,091

Operating Loss	(4,046)	(3,273)	(8,440)	(6,068)

Other Income (Expense):
Interest expense	(1,437)	(169)	(2,559)	(188)
Change in fair value of derivative liabilities	(591)	-	44	-
Interest expense, related party	(48)	(187)	(95)	(370)
Loss on issuance of debt	(2,484)	-	(2,484)	-
Gain / (loss) on foreign currency exchange	(3)	(3)	4	(8)
Other Income (Expense), net	(4,563)	(359)	(5,090)	(566)

Net Loss before Income Taxes	(8,609)	(3,632)	(13,530)	(6,634)

Provision for Income Taxes	6	-	22	-

Net Loss	(8,615)	(3,632)	(13,552)	(6,634)

Other Comprehensive Loss
Foreign currency translation adjustments	(3)	(7)	(11)	(2)

Total Comprehensive Loss	$(8,618)	$(3,639)	$(13,563)	$(6,636)

Loss per Share:
Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding, basic and diluted	518,310,781	299,497,960	518,400,008	297,856,870

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands except share data)

	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total
Balances as of March 31, 2021	-	$-	481,619,621	$482	$144,582	$(161,627)	$(70)	$(16,633)
Net loss	-	-	-	-	-	(8,615)	-	(8,615)
Foreign currency translation adjustment	-	-	-	-	-	-	(4)	(4)
Balances as of June 30, 2021	-	$-	481,619,621	$482	$144,582	$(170,242)	$(74)	$(25,252)

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total
Balances as of March 31, 2020	-	$-	297,663,672	$298	$115,952	$(128,754)	$(58)	$(12,562)
Conversion of short term notes and convertible notes payable	-	-	759,328	1	90	-	-	91
Conversion of advances from related parties	-	-	200,000	-	16	-	-	16
Shares issued for services	-	-	2,200,000	2	515	-	-	517
Proceeds from PIPE offering, net of offering costs	-	-	1,071,428	1	149	-	-	150
Proceeds from stock option exercise	-	-	225,000	-	44	-	-	44
Beneficial conversion feature on convertible debt	-	-	-	-	561	-	-	561
Net loss	-	-	-	-	-	(3,632)	-	(3,632)
Foreign currency translation adjustment	-	-	-	-	-	-	(7)	(7)
Balances as of June 30, 2020	-	$-	302,119,428	$302	$117,327	$(132,386)	$(65)	$(14,822)

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands except share data)

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total
Balances as of December 31, 2020	-	$-	470,694,621	$471	$142,563	$(156,690)	$(62)	$(13,718)
Cashless warrant exercise	-	-	10,925,000	11	(11)	-	-	-
Reclassification of warrant liability due to cashless warrant exercise	-	-	-	-	2,030	-	-	2,030
Net loss	-	-	-	-	-	(13,552)	-	(13,552)
Foreign currency translation adjustment	-	-	-	-	-	-	(12)	(12)

Balances as of June 30, 2021	-	$-	481,619,621	$482	$144,582	$(170,242)	$(74)	$(25,252)

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total
Balances as of December 31, 2019	-	$-	293,780,400	$294	$115,458	$(125,752)	$(62)	$(10,062)
Proceeds from warrant exercise	-	-	1,000,000	1	9	-	-	10
Conversion of short term notes and convertible notes payable	-	-	2,579,789	3	352	-	-	355
Conversion of advances from related parties	-	-	262,811	-	19	-	-	19
Shares issued for services	-	-	3,200,000	3	714	-	-	717
Proceeds from PIPE offering, net of offering costs	-	-	1,071,428	1	149	-	-	150
Stock-based compensation	-	-	-	-	21	-	-	21
Proceeds from stock option exercise	-	-	225,000	-	44	-	-	44
Beneficial conversion feature on convertible debt	-	-	-	-	561	-	-	561
Net loss	-	-	-	-	-	(6,634)	-	(6,634)
Foreign currency translation adjustment	-	-	-	-	-	-	(3)	(3)

Balances as of June 30, 2020	-	$-	302,119,428	$302	$117,327	$(132,386)	$(65)	$(14,822)

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows - Operating Activities:
Net loss	$(13,552)	$(6,634)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of intangibles	352	-
Depreciation	198	118
Bad debt expense	240	183
Share-based payment	-	739
Deferred taxes	22	-
Change in fair value of derivative liabilities	(44)	-
Loss on issuance of debt	2,484	-
Amortization of debt issuance costs	455	70
Amortization of debt discount	264	-
Accrued interest	390	84
Interest payable, related parties	95	370
Changes in operating assets and liabilities
Accounts receivable - trade	218	(218)
Inventory	521	(108)
Prepaid expenses	(191)	(102)
Other assets	(83)	(1)
Operating leases	-	(6)
Accounts payable	1,475	360
Accrued expenses	1,350	110
Accrued employee compensation	553	557
Contract liabilities	4	(34)
Net Cash Used in Operating Activities	(5,249)	(4,512)

Cash Flows - Investing Activities
Purchases of property and equipment	(277)	(1,115)
Net Cash Flows Used in Investing Activities	(277)	(1,115)

Cash Flows - Financing Activities
Proceeds from sale of convertible preferred stock	-	2,450
Proceeds from convertible promissory notes	1,263	1,100
Proceeds from SBA loan	1,033	614
Proceeds from PIPE offering, net of offering costs	-	150
Proceeds from stock option exercises	-	44
Proceeds from factoring	1,038	-
Proceeds from warrant exercises	-	10
Proceeds from related party advances	125	-
Payments of principal on finance leases	(94)	(69)
Net Cash Flows Provided by Financing Activities	3,365	4,299

Effect of Exchange Rates on Cash	(12)	(2)

Net Change in Cash During Period	(2,173)	(1,330)

Cash at Beginning of Period	2,437	1,761
Cash at End of Period	$264	$431

Supplemental Information:
Cash paid for interest	$1,434	$-

Non-cash Investing and Financing Activities:
Reclassification of warrant liability due to cashless warrant exercise	$2,030	$-
Conversion of short-term notes payable to equity	-	355
Conversion of advances from related parties to equity	-	18
Additions to right of use assets from new finance lease liabilities	-	128
Embedded conversion option with issuances of convertible debt	2,740	561
Warrant issuance in conjunction with convertible notes	758	-

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021

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

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, these Condensed Consolidated Financial Statements do not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. The financial information as of June 30, 2021 and for the three and six month ended June 30, 2021 and 2020 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021.

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

Reclassifications – Certain accounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the presentation of the current year Condensed Consolidated Financial Statements.  Accessory and parts revenue for the three and six months ended June 30, 2020, respectively, contains $76 thousand and $13 thousand of revenue that was reclassified from other revenue.  In addition, $53 thousand and $94 thousand of depreciation expense related to rental devices was reclassified from operating expenses to cost of revenues for the three and six months ended June 30, 2020, respectively.   These reclassifications had no effect on the previously reported operating results.

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE system and intend to continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources.  The operating losses and the events of default on the Company’s notes payable indicate substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this Quarterly Report on Form 10-Q.

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

Significant estimates include the recording of allowances for doubtful accounts, the net realizable value of inventory, useful lives of long-lived assets, fair value of goodwill and other intangible assets, the determination of the valuation allowances for deferred taxes and the estimated fair value of embedded derivatives, including warrants and embedded conversion options on convertible debt issuances.

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

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheet at fair value. The fair value of the LGH warrant liability is determined based on a bionomial approach pricing model at issuance and, thereafter, on a Black Scholes model. The fair value of the embedded conversion option is based on a binomial pricing model at issuance and thereafter.  The fair values of the NH and Leviston warrant liabilities are based on a Black Scholes model at issuance and thereafter.  The Company’s usage of the Black Scholes model approximates the bionomial approach pricing model. Each of the pricing models includes the use of unobservable inputs such as the expected term, anticipated volatility and risk-free interest rate, and therefore, is classified within Level 3 of the fair value hierarchy.

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

The net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three and six months ended June 30, 2021 and 2020.  In accordance with ASC Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration.  Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted average shares outstanding
Common shares	481,619,621	299,497,960	481,619,621	297,856,870
Common shares issuable assuming exercise of nominally priced warrants	36,691,160	-	36,780,387	-
Weighted average shares outstanding	518,310,781	299,497,960	518,400,008	297,856,870

Diluted net loss per share would be computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share.  As a result of the net loss for the three and six months ended June 30, 2021 and 2020, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share.  Anti-dilutive equity securities consist of the following at June 30, 2021 and 2020, respectively (in thousands):

	2021	2020
Common stock options	31,760	34,169
Common stock purchase warrants	150,202	9,374
Convertible notes payable	74,155	5,227
Short-term notes payable	-	2,250
Convertible preferred stock	-	17,500
	256,117	68,520
5.	Inventory

Inventory consists of the following at June 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Inventory - finished goods	$1,991	$2,276
Inventory - parts and accessories	445	680
Total inventory	$2,436	$2,956

6.	Accrued Expenses

Accrued expenses consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Outside services	$135	$347
License fees	715	336
Board of director's fees	437	320
Registration penalties	1,849	264
Commissions	-	239
Legal and professional fees	107	197
Warranty reserve	180	180
Inventory purchases	87	91
Other	216	153
	$3,726	$2,127

There was no activity in the warranty reserve during the three and six months ended June 30, 2021.

7.	Revenue

Disaggregation of Revenue - The disaggregation of revenue is based on geographical region. The following tables present revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	United States	International	Total	United States	International	Total
Accessories and parts	$2,214	$70	$2,284	$13	$-	$13
Product	470	44	514	63	6	69
License fees and other	91	20	111	(12)	13	1
	$2,775	$134	$2,909	$64	$19	$83

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	United States	International	Total	United States	International	Total
Accessories and parts	$3,903	$206	$4,109	$76	$-	$76
Product	511	256	767	97	47	144
License fees and other	124	25	149	(65)	77	12
	$4,538	$487	$5,025	$108	$124	$232

Contract liabilities - As of June 30, 2021 and December 31, 2020, the Company has contract liabilities from contracts with customers as follows (in thousands):

	June 30, 2021	December 31, 2020
Service agreements	$89	$69
Deposit on future equipment purchases	125	-
Total contract liabilities	214	69
Less: current portion	(33)	(32)
Non-current contract liabilities	$181	$37

During the three months ended June 30, 2021 and 2020, the Company recognized revenue related to these contract liabilities of $8 thousand and $17 thousand, respectively, that were included in the beginning contract liability balances for each of those periods. During the six months ended June 30, 2021 and 2020, the Company recognized revenue related to these contract liabilities of $16 thousand and $39 thousand, respectively, that were included in the beginning contract liability balances for each of those periods.

The following table summarizes the changes in contract liabilities during the six months ended June 30, 2021 (in thousands):

Six Months Ended
June 30, 2021
Beginning balance	$69
Service agreement additions	36
Deposit on future equipment purchases	125
Revenue recognized	(16)
Total contract liabilities	214
Less current portion	(33)
Non-current contract liabilities	$181

8.	Concentration of Credit Risk and Limited Suppliers

Major customers are defined as customers whose accounts receivable or sales individually consist of more than ten percent of total trade receivables or total sales, respectively.  The percentage of accounts receivable and sales from major customers of the Company for the periods indicated were as follows:

	June 30, 2021	December 31, 2020
Accounts Receivable:
Customer A	17%	46%

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Customer B	n/a	45%	n/a	49%

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production.  The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Purchases:
Vendor A	44%	n/a	43%	n/a
Vendor B	38%	n/a	21%	n/a
Vendor C	n/a	36%	n/a	29%
Vendor D	n/a	11%	n/a	22%
Vendor E	n/a	36%	n/a	19%

9.	Accounts Receivable Factoring

On June 17, 2021, the Company entered into a factoring agreement with Goodman Capital Finance (“Goodman”), an unrelated third party, pursuant to which the Company may sell certain of its accounts receivable to Goodman for 86.25% of the value of the receivable. Advances available under the facility are capped at the lesser of $3.0 million or a formula amount, as defined in the agreement. Interest on advances is assessed at a fixed  amount upon funding, which is equivalent to an annualized rate of 15.0% for the first 30 days, and daily thereafter at an annualized rate of 14.4%. The agreement’s term is one month and automatically renews for additional one-month periods, unless either party provides 30 days’ notice of termination. The accounts receivable are sold with recourse back to the Company, which means that the Company bears the risk of non-payment by the account debtor.

As of June 30, 2021, the Company had transferred to Goodman approximately $1.3 million of accounts receivable balances.

10.	Notes Payable

The following two tables summarize outstanding notes payable as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	Maturity Date	Stated Interest Rate	Incremental Payment in Kind Interest	Incremental Default Interest	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Senior secured promissory note payable, in default	In default	12.25%	+3.00%	+5.00%	n/a	$15,000	(3,869)	-	$11,131
Convertible promissory notes payable, in default:
Seller Note issued 8/6/2020	In default	12.00%	n/a	+5.00%	$0.10	4,000	-	-	4,000
Leviston Note issued 4/20/2021	In default	5.00%	n/a	+10.00%	$0.1361	815	(656)	$1,437	1,596
Leviston Note issued 5/14/2021	In default	5.00%	n/a	+10.00%	$0.1361	815	(710)	1,407	1,512
Total convertible promisory notes payable, in default						5,630	(1,366)	2,844	7,108

Convertible promissory notes payable, related parties, in default:
Convertible promissory notes (HealthTronics), related parties	In default	12.0%	n/a	+2.0%	$0.10	1,372	-	-	1,372
Convertible promissory notes (Stolarski), related parties	In default	12.0%	n/a	+2.0%	$0.10	224	-	-	224
Total convertible promisory notes payable, related parties, in default						1,596	-	-	1,596

SBA loan #1	May 28, 2022	1.00%	n/a	n/a	n/a	464	-	-	464
SBA loan #2	February 20, 2026	1.00%	n/a	n/a	n/a	1,034	-	-	1,034
Total SBA loans outstanding						1,498	-	-	1,498

Total debt outstanding, including amounts in default						23,724	(5,235)	2,844	21,333

Less: current maturities, including notes in default						(22,713)	5,235	(2,844)	(20,322)

Total long-term debt as of June 30, 2021						$1,011	$-	$-	$1,011

	Maturity Date	Stated Interest Rate	Incremental Payment in Kind Interest	Incremental Default Interest	Conversion Price	Principal	Remaining Debt Discount	Carrying Value
Senior secured promissory note payable, in default	In default	12.25%	+3.00%	+5.00%	n/a	$15,000	(4,324)	$10,676
Convertible promissory notes payable, in default:
Seller Note issued 8/6/2020	In default	12.00%	n/a	+5.00%	$0.10	4,000	-	4,000

Convertible promissory notes payable, related parties, in default:
Convertible promissory notes (HealthTronics), related parties	In default	12.0%	n/a	+2.0%	$0.10	1,372	-	1,372
Convertible promissory notes (Stolarski), related parties	In default	12.0%	n/a	+2.0%	$0.10	224	-	224
Total convertible promisory notes payable, related parties, in default						1,596	-	1,596

SBA loan #1	May 28, 2022	1.00%	n/a	n/a	n/a	464	-	464

Total debt outstanding, including amounts in default						21,060	(4,324)	16,736

Less: current maturities, including notes in default						(20,917)	4,324	(16,593)

Total long-term debt as of December 31, 2020						$143	$-	$143

Senior secured promissory note payable, in default (“Senior Secured Note”) - On August 6, 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”), with NH Expansion Credit Fund Holdings LP, as noteholder and agent. In accordance with the NWPSA, the Company issued a $15 million Senior Secured Promissory Note Payable (the “Senior Secured Note”) and a warrant exercisable into shares of the Company’s common stock (the “NH Expansion Warrant”) in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST assets from Celularity, among other transactions.  As of December 31, 2020, the Company was in default of the minimum liquidity provisions on the Senior Secured Note. As of June 30, 2021, the Company remains in default of the minimum liquidity provisions on the Senior Secured Note, and, as a result, it is classified in current liabilities in the accompanying Condensed Consolidated Balance Sheets. As a result of the default, the Company is accruing interest at the default interest note of an incremental 5%.

The debt issuance costs and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note.  The amortization of the debt issuance costs and debt discount for the three and six months ended June 30, 2021 was $227 thousand and $445, respectively, and is included in interest expense. Accrued interest related to the Senior Secured Note was $950 thousand and $642 thousand at June 30, 2021 and December 31, 2020, respectively.  Interest expense on the Senior Secured Note was $773 thousand and $1.5 million for the three months and six months ended June 30, 2021, respectively.

Convertible promissory notes payable, in default (“Seller Note”) - On August 6, 2020, the Company entered into an asset purchase agreement with Celularity to acquire Celularity’s UltraMIST assets. A portion of the aggregate consideration of $24 million paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4 million (the “Seller Note”). The Seller Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Seller Note and, accordingly, it began accruing additional interest of 5.0% in addition to the 12.0% initial rate, as of the date of the default. As of June 30, 2021 and December 31, 2020, the Seller Notes had outstanding accrued interest of $432 thousand and $192 thousand, respectively.

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

As noted above, on April 20, 2021, the Company issued the Leviston Note to the Purchaser in an aggregate principal amount of up to $3.4 million (the “Aggregate Amount”), which shall be advanced in disbursements by the Purchaser (“Leviston Disbursements”), as set forth in the Leviston Note. On May 14, 2021, the Leviston Note was amended to increase the Aggregate Amount to $4.2 million. On April 21, 2021, the Purchaser advanced a Leviston Disbursement of $750 thousand, which is net of an original issue discount of 8%. On May 14, 2021, the Purchaser advanced a second Leviston Disbursement of $750 thousand, also net of an original issue discount of 8%. A $250 thousand Leviston Disbursement was made on September 3, 2021, which was subject to the same terms and conditions of the April and May Leviston Disbursements.

Warrant issuances to Leviston in April and May 2021

On each of April 20, 2021 and May 14, 2021, the Company also issued 3,968,254 warrants to Leviston for a total of 7,936,508 shares of common stock.  The Leviston Warrants contain certain ratchet provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants.  As a result, the Company determined that these warrants meet the definition of a derivative liability.  See details of the associated warrant issuances at Note 11 – Warrants.

Embedded Conversion Option

The disbursements made in April and May 2021 under the Leviston Notes included a Conversion Option that meets the definition of a derivative liability and, accordingly, is required to be bifurcated. The fair value of Conversion Option liability was determined by using a binomial pricing model.

	Issuance date (1)	Issuance date (1)
Binomial Assumptions	April 20, 2021	May 14, 2021	June 30, 2021	Change
Principal	$815,217	$815,217	$1,630,434
Conversion Price(1)	$0.18	$0.18	$0.1361
Interest Rate (annual) (2)	0.07%	0.06%	0.07%
Volatility (annual) (3)	69.60%	69.60%	77.20%
Time to Maturity (Years)	1.0	1.0	0.9
Fair Value of Conversion Option	$1,354,858	$1,385,167	$2,844,636	104,611

(1) Based on the terms provided in Convertible Promissory notes dated April 20 and May 14, 2021.
(2) Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3) Based on the historical daily volatility of the Company as of each presented period ending date.

Interest rates on Leviston Notes, Conversion Option, and Loss on Issuance

The Leviston Disbursements in April and May 2021 bear interest at the rate of 5% per annum and the default rate of 15%.  The Leviston Note contains a conversion option (“Conversion Option”) and because it is in default, the Leviston Note it is convertible into common shares of the Company at a conversion price of 75% of the lowest VWAP during the ten trading days ending on the conversion date.  The Conversion Option within the Leviston Note is required to be bifurcated at fair value, which was approximately $1.4 million on the April disbursement and $1.4 million on the May disbursement, and which resulted in additional debt discount being recorded at each disbursement date.  Because the combined fair value of the Leviston Warrants and the Conversion Option exceed the face value of the note, the additional amount beyond the face value is recorded as a loss on issuance of $1.4 million on the April disbursement and $1.1 million on the May disbursement.

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

Convertible promissory notes payable (HealthTronics), in default – On August 6, 2020, the Company issued to HealthTronics, Inc. a convertible note payable in the amount of $1.4 million (the “HealthTronics Note”). The HealthTronics Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the HealthTronics Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% stated interest rate, as of the date of the default. The convertible promissory note is expressly subordinate to the Senior Secured Notes. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty. On June 30, 2021 and December 31, 2020 accrued interest of $148 thousand and $66 thousand, respectively, remained outstanding on the HealthTronics Note.

As the Seller Note (as defined in Note 10) was not repaid prior to January 1, 2021, HealthTronics may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. The Company evaluated embedded conversion features within the convertible promissory note and determined that the conversion feature does not require to be bifurcated.  Upon adoption of ASC 2020-6 effective January 1, 2021, the convertible promissory note is accounted for as a single liability due to the elimination of the beneficial conversion feature accounting model.

Convertible promissory notes payable (Stolarski), in default – On August 6, 2020, the Company issued to A. Michael Stolarski, a member of the board of directors and an existing shareholder, a convertible promissory note in the principal amount of $223 thousand (the “Stolarski Note”). The Stolarski Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Stolarski Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% initial rate, as of the date of the default. On June 30, 2021 and December 31, 2020 accrued interest of $24 thousand and $11 thousand, respectively, remained outstanding on the Stolarski Note. The Stolarski Note is expressly subordinate to the Senior Secured Notes. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty.

As the Stolarski Note was not repaid prior to January 1, 2021, the holder may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of common stock at a conversion price of $0.10 per share. The Company evaluated embedded conversion features within the convertible promissory note and determined that the conversion feature does not require to be bifurcated.  Upon adoption of ASC 2020-6 effective January 1, 2021, the convertible promissory note is accounted for as a single liability due to the elimination of the beneficial conversion feature accounting model.

SBA Loan #1 - The Company received a letter from the Small Business Administration (“SBA”) dated August 27, 2021 forgiving approximately $454 thousand of the SBA Loan #1 principal and $6 thousand of interest.  As of June 30, 2021, all of the $464 thousand balance outstanding is classified as current.  As of December 31, 2020, $320 thousand is classified as current and $142 thousand is classified as non-current.

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

All or a portion of SBA Loan #2 may be fully or partially forgiven by the SBA upon application by the Company not later than June 2022 in accordance with SBA regulations.  The ultimate forgiveness of SBA Loan #2 is also contingent upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for SBA Loan #2, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive SBA Loan #2, the Company may be required to repay SBA Loan #2 in its entirety and/or be subject to additional penalties. In the event SBA Loan #2, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal.  As of June 30, 2021, $23 thousand is included in current liabilities and the remainder of the $1.0 million loan balance is included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

11.	Warrants

A summary of the warrant activity during the six months ended June 30, 2021 is as follows:

Warrant class	Outstanding December 31, 2020	Issuances	Exercised	Outstanding June 30, 2021	Exercise price/share	Expiration date
Class E Warrants	141,091,485	-	-	141,091,485	$0.25	August 2023
Class O Warrants	909,091	-	-	909,091	0.11	January 2022
Class P Warrants	265,000	-	-	265,000	0.20	June 2024
LGH Warrant	35,000,000	-	(11,400,000)	23,600,000	0.01	June 2025
NH Expansion Warrant	13,091,160	-	-	13,091,160	0.01	August 2030
Leviston Warrants - April 2021	-	3,968,254	-	3,968,254	0.18	April 2025
Leviston Warrants - May 2021	-	3,968,354	-	3,968,354	0.18	May 2025
Total	190,356,736	7,936,608	(11,400,000)	186,893,344

On February 3, 2021, the Company issued 10,925,000 shares of its common stock to LGH upon the cashless exercise of 11,400,000 of the LGH Warrants under the terms of the warrant agreement.  After this cashless exercise, 23,600,000 of LGH Warrants remain outstanding.

12.	Warrant Liabilities

A summary of the warrant liability activity for the six months ended June 30, 2021 is as follows:
	Warrants Outstanding	Fair Value per Share	Fair Value
Balance December 31, 2020	48,091,160	$0.18	$8,855,379
Cashless exercise of LGH Warrants	(11,400,000)	0.18	(2,030,025)
Warrants classified as liabilities	7,936,508	0.10	757,141
Gain on remeasurement of warrant liability	-		(148,046)
Balance June 30, 2021	44,627,668	$0.16	$7,434,449

NH Expansion Warrants -- Significant Black Scholes valuation model inputs related to the NH Expansion Warrants at June 30, 2021 and December 31, 2020 are as follows:

Black Scholes option pricing model	June 30, 2021	December 31, 2020
Exercise Price(1)	$0.01	$0.01
Warrant Expiration Date (1)	August 6, 2030	August 6, 2030
Interest Rate (annual) (2)	0.70%	0.65%
Volatility (annual) (3)	130.20%	143.94%
Time to Maturity (Years)	9.1	9.6
Calculated fair value per share	$0.1800	$0.1891

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated August 6, 2020.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

LGH Warrants – On June 5, 2020, the Company entered into a securities purchase agreement with investor LGH Investments LLC ("LGH") for warrants entitling LGH to acquire 1,075,000 shares of common stock (the “LGH Warrants”), among other things. The LGH Warrants contain certain ratchet provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result of certain dilutive issuances of securities by the Company on August 6, 2020, the exercise price of the LGH Warrants decreased to $0.01 per share and the number of shares subject to the LGH Warrants increased to 35,000,000 shares. As a result, the Company determined that these warrants meet the definition of a derivative liability. The fair value of the LGH Warrant liabilities was determined using the Black-Scholes option pricing model which approximates the binomial pricing model. Significant inputs into the model at June 30, 2021 and December 31, 2020 are as follows:

Black Scholes option pricing model	June 30, 2021	December 31, 2020
Exercise Price(1)	$0.01	$0.01
Interest Rate (annual) (2)	0.37%	0.36%
Volatility (annual) (3)	96.40%	99%
Time to Maturity (Years)	3.9	4.4
Calculated fair value per share	$0.1778	$0.1823

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated August 6, 2020.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

Leviston Warrants – As disclosed in Note 11 -Warrants, on each of April 20, 2021 and May 14, 2021, the Company issued 3,968,254 warrants to Leviston entitling them to acquire a total of 7,936,508 shares of common stock. The Leviston Warrants contain certain ratchet provisions with respect to subsequent issuances of securities by the Company at a price below the exercise price of such warrants. As a result, the Company determined that these warrants meet the definition of a derivative liability. The fair value of the Leviston Warrant liabilities was determined using the Black-Scholes option pricing model which approximates the binomial pricing model. Significant inputs into the model at June 30, 2021 and 2021 issuance dates are as follows:

	Issuance date (1)
Black Scholes option pricing model	April 20, 2021	June 30, 2021
Exercise Price(1)	$0.18	$0.18
Interest Rate (annual) (2)	0.56%	0.63%
Volatility (annual) (3)	91.90%	89.60%
Time to Maturity (Years)	4.0	3.8
Calculated fair value per share	$0.0970	$0.111

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated April 20, 2021.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

	Issuance date (1)
Black Scholes option pricing model	May 14, 2021	June 30, 2021
Exercise Price(1)	$0.18	$0.18
Interest Rate (annual) (2)	0.56%	0.63%
Volatility (annual) (3)	90.3%	89.60%
Time to Maturity (Years)	3.9	3.8
Calculated fair value per share	$0.094	$0.111

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated May 14, 2021.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

13.	Leases

The following is a summary of the Company’s right of use assets and lease liabilities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Operating	Financing		Operating	Financing
	Leases	Leases	Total	Leases	Leases	Total
Right of use assets	$725	$644	$1,369	$725	$644	$1,369
Less: Accumulated amortization	(454)	(341)	(795)	(339)	(235)	(574)
Right of use assets, net	$271	$303	$574	$386	$409	$795

Lease liabilities	$288	$333	$621	$415	$427	$842
Less: current portion	(170)	(206)	(376)	(257)	(194)	(451)
Lease Liabilities	$118	$127	$245	$158	$233	$391

Total lease costs for the six months ended June 30, 2021 and 2020 are as follows (in thousands):

	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$106	$94
Interest on lease liabilities	24	33
Operating lease costs	169	118
Total lease costs	$299	$245

The following summarizes cash paid for amounts included in the measurement of lease liabilities as well as the related right-of-use assets obtained for the six months ended June 30, 2021 and 2020 (in thousands):

	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from finance leases	$(117)	$(103)
Operating cash flows from operating leases	$(169)	$(118)

Operating Leases - As of June 30, 2021, the maturities of the Company’s operating lease liability, which have initial or remaining lease terms in excess of one year, consist of the following (in thousands):

Amount
Year ending December 31,
2021 (remainder of year)	$140
2022	94
2023	65
2024	8
2025	3
Total lease payments	310
Less: Present value adjustment	(22)
Lease liability	$288

As of June 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 1.8 years and a weighted average discount rate of 10.4%.

Rent expense for the three months ended June 30, 2021 and 2020 was $86 thousand and $52 thousand, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $169 thousand and $118 thousand, respectively.

Financing Lease - As of June 30, 2021, the maturities of the Company’s financing lease liability, which have initial or remaining lease terms in excess of one year, consist of the following (in thousands):

Amount
Year ending December 31,
2021 (remainder of year)	$118
2022	200
2023	18
Total lease payments	336
Less: Present value adjustment	(3)
Lease liability	$333

As of June 30, 2021, the Company’s financing leases had a weighted average remaining lease term of 1.5 years based on annualized base payments expiring through 2023 and a weighted average discount rate of 13.2%.

As of June 30, 2021, the Company did not have additional operating or financing leases that have yet commenced.

14.	Contingencies

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

15.	Related Party Transactions

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

During the three months ended June 30, 2021 and 2020, the Company recorded $8 thousand and $13 thousand, respectively, in revenue from an entity owned by this related party. During the six months ended June 30, 2021 and 2020, respectively, the Company recorded $16 thousand and $26 thousand in revenue from this entity. In addition, contract liabilities includes a balance of $54 thousand at June 30, 2021 and $69 thousand at December 31, 2020 from this related party.

In March 2021, PSWC paid the Company $125 thousand as a deposit for future purchase of new medical equipment.  Please see Note 17 – Subsequent Events in the accompanying Condensed Consolidated Financial Statements for discussion of advances from member of our board of directors in October 2021.

16.	Income Taxes

The provision for income taxes of $6 thousand and $22 thousand, for the three months and six months ended June 30, 2021 and the deferred tax liability are related to the goodwill of $7.3 million recorded as part of the acquisition of the Celularity assets and is known as a “naked credit”. The goodwill was assigned an indefinite life for book purposes but is deductible for income tax purposes over a fifteen-year life.  As a result, the deferred tax liability has an indefinite life and cannot be used as a source of taxable income to support the realization of other deferred tax assets.

17.	Subsequent Events

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

September 2021 and December 2021 Advances on Future Receipts Financing – On September 27, 2021, the Company received $703 thousand in cash proceeds related to its entry into a non-recourse agreement for the sale of $1.0 million of future receipts to GCF Resources LLC (“GCF”).   In conjunction with the 24-week agreement, the Company is obligated to remit to GCF a minimum of $59 thousand of receipts each week, with the sum of the first four payments occurring at closing, which was September 27, 2021.  After taking into account the payments made at closing, the Company will record an initial liability of $763 thousand and a debt discount of approximately $60 thousand, which represents the original issue discount and the fees paid in conjunction with the financing.  The debt discount will be amortized to interest expense over the life of the agreement.  The Company began making the required minimum weekly payments October 25, 2021.  At closing, the Company also issued warrants to purchase 5,555,556 shares of the Company’s common stock to affiliates of GCF.  The warrants have an exercise price of $0.18 per share and expire four years after issuance.

On December 22, 2021, the Company paid off the remaining balance of $650 thousand from the September 27, 2021 advance and received $758 thousand in cash proceeds related to its entry into a non-recourse agreement for the sale of $1.5 million of future receipts to GCF.   In conjunction with the 24-week agreement, the Company is obligated to remit to GCF a minimum of $59 thousand of receipts each week for the first six weeks and receipts of $98 thousand for the remaining 18 weeks.  After considering the payments made at closing, the Company will record an initial liability of $1.5 million and a debt discount of approximately $90 thousand, which represents the original issue discount and the fees paid in conjunction with the financing.  The debt discount will be amortized to interest expense over the life of the agreement.  The Company will begin making the required minimum weekly payments January 3, 2022 and is obligated to continue through June 13, 2022.  At closing, the Company also issued warrants to purchase 8,333,334 shares of the Company’s common stock to affiliates of GCF.  The warrants have an exercise price of $0.18 per share and expire four years after issuance.

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

In exchange for the Nemelka Advance, the Company issued to NightWatch Capital Advisors, LLC a promissory note in the principal amount of $25 thousand (the “Nemelka Note”). The Nemelka Note matures on June 30, 2022 and accrues interest at a rate equal to 15.0% per annum.  In exchange for the Stolarski Advance, as well as the $125 thousand deposit received in March 2021 by the Company (see Note 16), the Company issued to Mr. Stolarski a promissory note in the principal amount of $150 thousand (“Stolarski Note #2”). Stolarski Note #2 matures on June 30, 2022 and accrues interest at a rate equal to 15.0% per annum.

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

In connection with the Asset Purchase Agreement, on August 6, 2020, we entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the “Field” and “Territory” (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field and in the Territory. The License Agreement has an initial five-year term, after which it automatically renews for additional one-year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term. In May 2021, the Company received notification alleging that it is not in compliance the License Agreement with Celularity. See further discussion in Note 15 - Contingencies in the accompanying Condensed Consolidated Financial Statements.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. We have devoted and expect to continue to devote substantial resources for the commercialization of the dermaPACE® System and intend to continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We also expect to require additional working capital as sales of our UltraMIST product continue to grow.

We incurred net losses of $30.9 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively, and additional losses of approximately $13.6 million in the first six months of 2021. These factors and the events of default on the promissory notes discussed above create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date. See Note 17 – Subsequent Events to the accompanying Condensed Consolidated Financial Statements for a discussion of the various events of default.

Our operating losses create substantial doubt about our ability to continue as a going concern. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing may provide the necessary funding for us to continue as a going concern for the 12 months. See “Liquidity and Capital Resources” for further information regarding our financial condition.

The continuation of our business is dependent upon raising additional capital to fund operations. Management’s plans are to obtain additional capital in 2022 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us for the next 12 months. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

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

Since our inception, we have incurred losses from operations each year. As of December 31, 2020, we had an accumulated deficit of $156.7 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we continue to incur expenses related to commercialization of our dermaPACE® system for the treatment of DFU in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE® system, then we believe we may be able to partially or completely offset these losses in the future with revenues from sales of our UltraMist systems and applicators. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, may provide the necessary funding for us to continue as a going concern for the next 12 months. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to be generated from, any of our products, due to the numerous risks and uncertainties associated with developing and marketing products, including the uncertainty of:

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

Results of Operations

Revenues and Gross Margin

Revenues for the three months ended June 30, 2021 were $2.9 million compared to $83 thousand for the same period in 2020, an increase of $2.8 million.  For the first two quarters of 2021, revenues were $5.0 million compared with $232 thousand for the comparable period of 2020.  The increases were primarily driven by 2021 sales of UltraMIST devices and single-use accessories.  The Company’s UltraMIST business began with the August 6, 2020 Acquisition. Please see Note 14 - Contingencies in the accompanying Condensed Consolidated Financial Statements for a description of a supplier dispute relating to UltraMIST.

Gross margin as a percentage of revenue increased to 64% from 5% during the second quarter of 2021 as compared with the second quarter of the prior year.  For the first six months of 2021 gross margin increased to 58% compared with 10% for the first six months of 2020. The increase in gross margin percentages for the both the quarter and year-to-date periods were driven by sales of UltraMIST products and accessories, which have higher gross margin percentages than do DuraPACE products and accessories.

Research and Development Expenses

Research and development expenses increased 3% to $272 thousand from $265 thousand during the second  quarter of 2021 compared with the second quarter of 2020.  For the first six months of 2021, research and development expenses increased 14% to $626 thousand from $551 thousand for the same period of 2020.  Increases for both the quarter and six-month periods were driven by higher employee compensation and benefits costs incurred by the larger, post-Acquisition organization, though these costs were partially offset by lower amounts paid to external parties for clinical studies and other research and development.

Selling and Marketing Expenses

Selling and marketing expenses increased $2.1 million or 482% and $3.3 million or 313% for the three and six-month periods ended June 30, 2021, respectively, versus the same periods of 2020. The expense increases were primarily driven by higher employee compensation, commissions, benefits, travel and marketing costs incurred by the larger, post-Acquisition organization as well as higher levels of revenues.

General and Administrative Expenses

General and administrative expenses increased $536 thousand or 21% and $1.9 million or 43% for the three and six-month periods ended June 30, 2021, respectively, compared with the same periods of 2020.  The primary drivers of these increases for the quarter and year-to-date periods, respectively, consist of approximately, $528 thousand and $1.3 million of expenses related to Registration Statement penalty accruals as well as approximately $176 thousand and $352 thousand of the increases for amortization of intangible assets related to the Acquisition on August 6, 2020.   Additionally, both the quarter and year-to-date periods reflect increases in bad debt, insurance and public company expenses as well as offsetting decreases in legal and other professional fees.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE® System and intend continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $30.9 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively, and incurred additional net losses in the six months  of 2021 of approximately $13.6 million. These factors and the events of default on the notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The continuation of our business is dependent upon raising additional capital to fund operations; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

During the six months ended June 30, 2021, cash used by operating activities totaled approximately $5.2 million, which was driven largely by the net loss for the same period and was partially offset by increases in accounts payable and accrued expenses as well as decreases in accounts receivable and inventory. Cash used by investing activities during the first six months of 2021 consisted of purchases of property and equipment of $277 thousand. Cash provided by financing activities for the period consisted primarily of $1.3 million of proceeds from convertible note issuances, $1.0 million in proceeds from a factoring accounts receivable, $1.0 million of proceeds from SBA Loan #2 as well as $125 thousand in proceeds from deposits from related parties and were offset by $94 thousand of principal payments on financing leases.

Cash used in operations averaged $1.1 million per month for the first quarter of 2021 and approximately $700 thousand for the second quarter.  Management anticipates cash usage for operations to be approximately  $250 thousand to $500 thousand per month for the second half of 2021 as resources are devoted to the commercialization of the dermaPACE and UltraMIST products including hiring of new employees, expansion of our international business and continued research and development of the next generation of our technology as well as non-medical uses of our technology. Management’s plans are to obtain additional capital in 2022 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us for the next 12 months. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of October 11, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2021. Our disclosure controls and procedures were not effective because of the “material weakness” described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

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

As of June 30, 2021 the Company has still identified the following material weaknesses:

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

As a result, management concluded that its internal control over reporting was not effective as of June 30, 2021.

Remediation Plan

During 2021, we engaged external consultants with appropriate experience applying GAAP technical accounting guidance, and we have hired additional accounting personnel both internal and external. We engaged external consultants to review revenue recognition for new products, lease agreements, internal controls and related procedures and review of documentation of internal controls in addition to new equity and debt financing arrangements. Accounting memos were produced for all technical issues and reviewed with management. The Company will continue to implement and review new controls to address these issues.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.

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

SANUWAVE HEALTH, INC.

Dated: January 14, 2022	By: /s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	January 14, 2022

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	January 14, 2022