Form 10-Q
period 2021-09-30
SANUWAVE Health, Inc.
filed 2022-02-28
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Securities registered pursuant to Section 12(g) of the Exchange Act:

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

As of February 25, 2022 there were issued and outstanding 496,528,712 shares of the registrant’s common stock, $0.001 par value.

SANUWAVE Health, Inc. shares of common stock are traded on the OTC Expert Market under the symbol SNWV.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward -looking statements. Examples of forward-looking statements include statements regarding: the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST®, dermaPACE® and our product candidates; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or cost of our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on October 21, 2021 and in the Company’s Quarterly Reports on Form 10 -Q. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on October 21, 2021.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION
Draft 12/2/2021
ITEM 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except share data)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$327	$2,437
Accounts receivable, net of allowance for doubtful accounts of $650 in 2021 and $343 in 2020	2,417	2,356
Inventory	1,526	2,956
Prepaid expenses and other current assets	426	179
Total Current Assets	4,696	7,928
Property and Equipment, net	629	471
Right of Use Assets, net	462	795
Other Intangible Assets, net	6,017	6,545
Goodwill	7,260	7,260
Other Assets	118	28
Total Assets	$19,182	$23,027

LIABILITIES
Current Liabilities:
Senior secured promissory note payable, in default	$11,358	$10,676
Convertible promissory notes payable, in default	9,690	4,000
Convertible promissory notes, related parties, in default	1,596	1,596
Advances on future cash receipts	498	-
Accounts payable	7,069	4,454
Accrued expenses	4,178	2,127
Accrued employee compensation	3,342	2,541
Due under factoring agreement	1,244	-
Warrant liability	5,669	8,855
Current portion of SBA loans	91	321
Accrued interest	1,944	1,021
Accrued interest, related parties	227	77
Current portion of lease liabilities	327	451
Current portion of contract liabilities	40	32
Other	32	23
Total Current Liabilities	47,305	36,174
Non-current Liabilities
SBA loans	942	143
Lease liabilities	181	391
Contract liabilities	230	37
Deferred tax liability	28	-
Total Non-current Liabilities	1,381	571
Total Liabilities	48,686	36,745

Contingencies

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175, 293, 90 and 8 shares designated Series A, Series B, Series C and Series D, respectively; no shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Common Stock, par value $0.001, 800,000,000 shares authorized; 481,619,621 and 470,694,621 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	482	471
Additional Paid-in Capital	144,582	142,563
Accumulated Deficit	(174,494)	(156,690)
Accumulated Other Comprehensive Loss	(74)	(62)
Total Stockholders’ Deficit	(29,504)	(13,718)
Total Liabilities and Stockholders’ Deficit	$19,182	$23,027

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Accessory and parts revenue	$2,400	$1,212	$6,509	$1,288
Product	1,299	72	2,066	216
License fees and other	26	82	175	94
Total Revenue	3,725	1,366	8,750	1,598

Cost of Revenues	1,555	601	3,658	811

Gross Margin	2,170	765	5,092	787

Operating Expenses:
General and administrative	3,058	5,329	9,494	9,826
Selling and marketing	2,150	1,373	6,450	2,414
Research and development	297	432	923	984
Total Operating Expenses	5,505	7,134	16,867	13,224

Operating Loss	(3,335)	(6,369)	(11,775)	(12,437)

Other Income (Expense):
Interest expense	(1,781)	(690)	(4,340)	(878)
Change in fair value of derivative liabilities	1,555	(5,591)	1,599	(5,591)
Interest expense, related party	(55)	(61)	(150)	(432)
Partnership fee income	-	600	-	600
Loss on issuance of debt	(1,088)	-	(3,572)	-
Gain / (loss) on extinguishment of debt	460	(503)	460	(503)
Gain / (loss) on foreign currency exchange	(2)	(24)	2	(32)
Other Income (Expense), net	(911)	(6,269)	(6,001)	(6,836)

Net Loss before Income Taxes	(4,246)	(12,638)	(17,776)	(19,273)

Provision for Income Taxes	6	-	28	-

Net Loss	(4,252)	(12,638)	(17,804)	(19,273)

Other Comprehensive Loss
Foreign currency translation adjustments	-	3	(12)	1

Total Comprehensive Loss	$(4,252)	$(12,635)	$(17,816)	$(19,272)

Loss per Share:
Net loss per share, basic and diluted	$(0.01)	$(0.03)	$(0.03)	$(0.06)

Weighted average shares outstanding, basic and diluted	518,310,781	384,502,450	518,370,156	326,405,397

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands except share data)

	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total
Balances as of June 30, 2021	-	$-	481,619,621	$482	$144,582	$(170,242)	$(74)	$(25,252)
Net loss	-	$-	-	$-	$-	$(4,252)	$-	$(4,252)
Balances as of September 30, 2021	-	$-	481,619,621	$482	$144,582	$(174,494)	$(74)	$(29,504)

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total
Balances as of June 30, 2020	-	$-	302,119,428	$302	$117,327	$(132,387)	$(65)	$(14,823)
Net loss	-	-	-	-	-	(12,638)	-	(12,638)
Proceeds from PIPE offering, net of offering costs	-	-	123,550,000	124	12,408	-	-	12,532
LGH Warrant Liability	-	-	-	-	(249)	-	-	(249)
Series C Preferred Conversion	-	-	16,071,390	16	2,234	-	-	2,250
Series D Preferred Conversion	-	-	1,428,568	2	198	-	-	200
Shares issued for services	-	-	5,000,000	5	1,075	-	-	1,080
Inducement shares issued	-	-	200,000	-	45	-	-	45
Conversion of short-term notes and settlements	-	-	2,250,000	2	208	-	-	210
Conversion of notes payable, related parties	-	-	15,475,235	15	2,276	-	-	2,291
Foreign currency translation adjustment	-	-	-	-	-	-	3	3
Balances as of September 30, 2020	-	$-	466,094,621	$466	$135,522	$(145,025)	$(62)	$(9,099)

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands except share data)

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total
Balances as of December 31, 2020	-	$-	470,694,621	$471	$142,563	$(156,690)	$(62)	$(13,718)
Cashless warrant exercise	-	-	10,925,000	11	(11)	-	-	-
Reclassification of warrant liability due to cashless warrant exercise	-	-	-	-	2,030	-	-	2,030
Net loss	-	-	-	-	-	(17,804)	-	(17,804)
Foreign currency translation adjustment	-	-	-	-	-	-	(12)	(12)
Balances as of September 30, 2021	-	$-	481,619,621	$482	$144,582	$(174,494)	$(74)	$(29,504)

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total
Balances as of December 31, 2019	-	$-	293,780,400	$294	$115,458	$(125,752)	$(62)	$(10,062)
Proceeds from warrant exercise	-	-	1,000,000	1	9	-	-	10
Conversion of short term notes and convertible notes payable	-	-	4,829,789	5	560	-	-	565
Conversion of notes payable, related parties	-	-	15,475,235	15	2,275			2,290
Conversion of advances from related parties	-	-	262,811	-	18	-	-	18
Series C Preferred Conversion	-	-	16,071,390	16	2,234	-	-	2,250
Series D Preferred Conversion	-	-	1,428,568	2	198	-	-	200
Shares issued for services	-	-	8,200,000	8	1,789	-	-	1,796
Inducement shares issued	-	-	200,000	-	45	-	-	45
Proceeds from PIPE offering, net of offering costs	-	-	124,621,428	125	12,558	-	-	12,683
LGH Warrant Liability	-	-	-	-	(249)	-	-	(249)
Stock-based compensation	-	-	-	-	22	-	-	22
Proceeds from stock option exercise	-	-	225,000	-	44	-	-	44
Beneficial conversion feature on convertible debt	-	-	-	-	561	-	-	561
Net loss	-	-	-	-	-	(19,273)	-	(19,273)
Foreign currency translation adjustment	-	-	-	-	-	-	-	1

Balances as of September 30, 2020	-	$-	466,094,621	$466	$135,522	$(145,025)	$(62)	$(9,099)

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows - Operating Activities:
Net loss	$(17,804)	$(19,273)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of intangibles	528	245
Depreciation	442	200
Bad debt expense	307	(40)
Shares issued for services	-	1,820
Shares issued for inducement	-	45
Deferred taxes	28	-
Change in fair value of derivative liabilities	(1,599)	5,591
Loss on issuance of debt	3,572	-
Loss (Gain) on extinguishment of debt	(460)	503
Amortization of debt issuance costs	240	214
Amortization of debt discount	1,178	-
Accrued interest	929	191
Interest payable, related parties	150	696
Changes in operating assets and liabilities
Accounts receivable - trade	(345)	(1,280)
Inventory	1,430	(137)
Prepaid expenses	(218)	(502)
Other assets	(137)	11
Operating leases	-	(3)
Financing leases	-	2
Accounts payable	2,656	883
Accrued expenses	1,652	492
Accrued employee compensation	885	1,092
Contract liabilities	60	(530)
Net Cash Used by Operating Activities	(6,506)	(9,780)

Cash Flows - Investing Activities
Acquisition of UltraMIST, net of $4,000,000 note payable to seller	-	(20,000)
Purchases of property and equipment	(441)	(39)
Net Cash Flows Used by Investing Activities	(441)	(20,039)

Cash Flows - Financing Activities
Proceeds from sale of convertible preferred stock	-	2,450
Proceeds from convertible promissory notes	1,928	1,100
Proceeds from SBA loan	1,033	614
Proceeds from PIPE offering, net of offering costs	-	21,456
Proceeds from senior promissory notes	940	13,347
Proceeds from stock option exercises	-	44
Proceeds from factoring	1,244	-
Proceeds from warrant exercises	-	10
Proceeds from related party advances	125	-
Payments of principal on convertible promissory notes, related parties, convertible promissory notes and SBA loans	(237)	(5,458)
Payments of principal on finance leases	(143)	(114)
Net Cash Flows Provided by Financing Activities	4,890	33,449

Effect of Exchange Rates on Cash	(53)	1

Net Change in Cash During Period	(2,110)	3,631

Cash at Beginning of Period	2,437	1,761
Cash at End of Period	$327	$5,392

Supplemental Information:
Cash paid for interest	$1,993	$-

Non-cash Investing and Financing Activities:
Reclassification of warrant liability due to cashless warrant exercise	$2,030	$-
Acquisition of UltraMIST partially financed with convertible promissory note	-	4,000
Conversion of short-term notes payable to equity	-	565
Conversion of advances from related parties to equity	-	18
Additions to right of use assets from new finance lease liabilities	-	128
Embedded conversion feature on convertible debt	2,740	561
Warrant issuance in conjunction with convertible notes	758	-

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021

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

Basis of Presentation – The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these Condensed Consolidated Financial Statements do not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. The financial information as of September 30, 2021, and for the three and nine month ended September 30, 2021 and 2020 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021.

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

Fair value of financial instruments – The carrying values of accounts payable, and other short-term obligations approximate their fair values, because of the short-term maturities of these instruments.

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

The ASC 820-10 hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires financial assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1 – Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets and liabilities:
•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly: and
•	Level 3 – Unobservable inputs that are not corroborated by market data, therefore requiring the Company to develop its own assumptions.

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheet at fair value. The fair value of the LGH warrant liability is determined based on a bionomial approach pricing model at issuance and, thereafter, on a Black Scholes model. The fair value of the embedded conversion option is based on a binomial pricing model at issuance and thereafter. The fair values of the NH, Leviston, Five Institutions’ and GCF warrant liabilities are based on a Black Scholes model at issuance and thereafter.  The Company’s usage of the Black Scholes model approximates the bionomial approach pricing model. Each of the pricing models includes the use of unobservable inputs such as the expected term, anticipated volatility and risk-free interest rate, and therefore, is classified within Level 3 of the fair value hierarchy.

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

The net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three and nine months ended September 30, 2021, and 2020. In accordance with ASC Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
Weighted average shares outstanding
Common shares	481,619,621	302,119,428
Common shares issuable assuming exercise of nominally priced warrants	36,691,160	82,383,022
Weighted average shares outstanding	518,310,781	384,502,450

	Nine Months Ended
	September 30, 2021	September 30, 2020
Weighted average shares outstanding
Common shares	481,619,621	323,730,859
Common shares issuable assuming exercise of nominally priced warrants	36,750,535	2,674,538
Weighted average shares outstanding	518,370,156	326,405,397

Diluted net loss per share would be computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the three and nine months ended September 30, 2021 and 2020, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consist of the following at September 30, 2021 and 2020, respectively (in thousands):

	2021	2020
Common stock options	31,760	32,618
Common stock purchase warrants	159,858	190,357
Convertible notes payable	98,675	56,989
	290,293	279,964

5.	Inventory

Inventory consists of the following at September 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Inventory - finished goods	$1,239	$2,328
Inventory - parts and accessories	287	628
Total inventory	$1,526	$2,956

6.	Accrued Expenses

Accrued expenses consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	2021	2020
Outside services	$135	$347
License fees	893	336
Board of director's fees	477	320
Registration penalties	1,950	264
Commissions	-	239
Legal and professional fees	110	197
Warranty reserve	180	180
Inventory purchases	122	91
Other	311	153
	$4,178	$2,127

There was no activity in the warranty reserve during the three and nine months ended September 30, 2021.

7.	Revenue

Disaggregation of Revenue - The disaggregation of revenue is based on geographical region. All revenue is recognized at the point in time when control is transferred to our clients. The following tables present revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	United States	International	Total	United States	International	Total
Accessories and parts	$2,375	$25	$2,400	$1,128	$84	$1,212
Product	1,248	51	1,299	98	(26)	72
License fees and other	16	10	26	72	10	82
	$3,639	$86	$3,725	$1,298	$68	$1,366

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	United States	International	Total	United States	International	Total
Accessories and parts	$6,278	$231	$6,509	$1,204	$84	$1,288
Product	1,759	307	2,066	195	21	216
License fees and other	140	35	175	7	87	94
	$8,177	$573	$8,750	$1,406	$192	$1,598

Contract liabilities - As of September 30, 2021 and December 31, 2020, the Company has contract liabilities from contracts with customers as follows (in thousands):

	September 30, 2021	December 31, 2020
Service agreements	$145	$69
Deposit on future equipment purchases	125	-
Total contract liabilities	270	69
Less: current portion	(40)	(32)
Non-current contract liabilities	$230	$37

During the three months ended September 30, 2021 and 2020, the Company recognized revenue related to these contract liabilities of $8 thousand and $11 thousand, respectively, that were included in the beginning contract liability balances for each of those periods. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue related to these contract liabilities of $24 thousand and $50 thousand, respectively, that were included in the beginning contract liability balances for each of those periods.

The following table summarizes the changes in contract liabilities during the nine months ended September 30, 2021 (in thousands):

Nine Months ended September 30, 2021
Beginning balance	$69
New service agreement additions	100
Deposit on future equipment purchases	125
Revenue recognized	(24)
Total contract liabilities	270
Less current portion	(40)
Non-current contract liabilities	$230

8.	Concentration of Credit Risk and Limited Suppliers

Major customers are defined as customers whose accounts receivable, or sales individually consist of more than ten percent of total trade receivables or total sales, respectively. The percentage of accounts receivable from major customers of the Company for the periods indicated were as follows:

	September 30, 2021	December 31, 2020
Accounts Receivable:
Customer A	14%	46%

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production.  The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Purchases:
Vendor A	52%	n/a	46%	n/a
Vendor B	n/a	n/a	15%	n/a
Vendor C	n/a	16%	n/a	22%
Vendor D	n/a	47%	n/a	27%

9.	Accounts Receivable Factoring

On June 17, 2021, the Company entered into a factoring agreement with Goodman Capital Finance (“Goodman”), an unrelated third party, pursuant to which the Company may sell certain of its accounts receivable to Goodman for 86.25% of the value of the receivable. Advances available under the facility are capped at the lesser of $3.0 million or a formula amount, as defined in the agreement. Interest on advances is assessed at a fixed amount upon funding, which is equivalent to an annualized rate of 15.0% for the first 30 days, and daily thereafter at an annualized rate of 14.4%. The agreement’s term is one month and automatically renews for additional one-month periods, unless either party provides 30 days’ notice of termination. The accounts receivable are sold with recourse back to the Company, therefore the Company accounts for the arrangement as traditional financing.

At September 30, 2021, the Company had transferred to Goodman approximately $1.5 million of accounts receivable balances.

10.	Notes payable

The following two tables summarize outstanding notes payable as of September 30, 2021 and December 31, 2020 (in thousands):

	Maturity Date	Stated Interest Rate	Incremental Payment in Kind Interest	Incremental Default Interest	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Senior secured promissory note payable, in default	In default	12.25%	+3.00%	+5.00%	n/a	$15,000	(3,642)	-	$11,358
Convertible promissory notes payable, in default:
Seller Note issued 8/6/2020	In default	12.00%	n/a	+5.00%	$0.10	4,000	-	-	4,000
Leviston Note issued 4/20/2021	In default	5.00%	n/a	+10.00%	$0.0724	815	(452)	1,748	2,111
Leviston Note issued 5/14/2021	In default	5.00%	n/a	+10.00%	$0.0724	815	(506)	1,732	2,041
Leviston Note issued 9/3/2022	In default	5.00%	n/a	+10.00%	$0.0724	272	(251)	563	584
Five Institutions' Notes issued 9/3/2021	In default	5.00%	n/a	+10.00%	$0.0724	543	(501)	912	954
Total convertible promissory notes payable, in default						6,445	(1,710)	4,955	9,690

Convertible promissory notes payable, related parties, in default:
Convertible promissory notes (HealthTronics), related parties	In default	12.0%	n/a	+2.0%	$0.10	1,372	-	-	1,372
Convertible promissory notes (Stolarski), related parties	In default	12.0%	n/a	+2.0%	$0.10	224	-	-	224
Total convertible promissory notes payable, related parties, in default						1,596	-	-	1,596

SBA loan #2	February 20, 2026	1.00%	n/a	n/a	n/a	1,033	-	-	1,033

Advances on future cash receipts	March 11, 2022	n/a	n/a	n/a	n/a	763	(265)	-	498

Total debt outstanding, including amounts in default						24,837	(5,617)	4,955	24,175

Less: current maturities, including notes in default						(23,895)	5,617	(4,955)	(23,233)

Total long-term debt as of September 30, 2021						$942	$-	$-	$942

	Maturity Date	Stated Interest Rate	Incremental Payment in Kind Interest	Incremental Default Interest	Conversion Price	Principal	Remaining Debt Discount	Carrying Value
Senior secured promissory note payable, in default	In default	12.25%	+3.00%	+5.00%	n/a	$15,000	(4,324)	$10,676
Convertible promissory notes payable, in default:
Seller Note issued 8/6/2020	In default	12.00%	n/a	+5.00%	$0.10	4,000	-	4,000

Convertible promissory notes payable, related parties, in default:
Convertible promissory notes (HealthTronics), related parties	In default	12.0%	n/a	+2.0%	$0.10	1,372	-	1,372
Convertible promissory notes (Stolarski), related parties	In default	12.0%	n/a	+2.0%	$0.10	224	-	224
Total convertible promissory notes payable, related parties, in default						1,596	-	1,596

SBA loan #1	May 28, 2022	1.00%	n/a	n/a	n/a	464	-	464

Total debt outstanding, including amounts in default						21,060	(4,324)	16,736

Less: current maturities, including notes in default						(20,917)	4,324	(16,593)

Total long-term debt as of December 31, 2020						$143	$-	$143

Senior secured promissory note payable, in default (“Senior Secured Note”) - On August 6, 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”), with NH Expansion Credit Fund Holdings LP, as noteholder and agent. In accordance with the NWPSA, the Company issued a $15 million Senior Secured Promissory Note Payable (the “Senior Secured Note”) and a warrant exercisable into shares of the Company’s common stock (the “NH Expansion Warrant”) in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST® assets from Celularity, among other transactions. As of December 31, 2020, the Company was in default of the minimum liquidity provisions on the Senior Secured Note. As of September 30, 2021, the Company remains in default of the minimum liquidity provisions on the Senior Secured Note, and, as a result, it is classified in current liabilities in the accompanying Condensed Consolidated Balance Sheets. As a result of the default, the Company is accruing interest at the default interest note of an incremental 5%.

The debt issuance costs and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note. The amortization of the debt issuance costs and debt discount for the three and nine months ended September 30, 2021 was $228 thousand and $683 thousand, respectively, and is included in interest expense. Accrued interest related to the Senior Secured Note was $1.3 million and $642 thousand at September 30, 2021 and December 31, 2020, respectively. Interest expense on the Senior Secured Note was $804 thousand and $2.3 million for the three months and nine months ended September 30, 2021, respectively.

Convertible promissory notes payable, in default (“Seller Note”) - On August 6, 2020, the Company entered into an asset purchase agreement with Celularity to acquire Celularity’s UltraMIST® assets. A portion of the aggregate consideration of $24 million paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4 million (the “Seller Note”). The Seller Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Seller Note and, accordingly, it began accruing additional interest of 5.0% in addition to the 12.0% initial rate, as of the date of the default. As of September 30, 2021 and December 31, 2020, the Seller Notes had outstanding accrued interest of $587 thousand and $192 thousand, respectively.

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

As noted above, on April 20, 2021, the Company issued the Leviston Note to the Purchaser in an aggregate principal amount of up to $3.4 million (the “Aggregate Amount”), which shall be advanced in disbursements by the Purchaser (“Leviston Disbursements”), as set forth in the Leviston Note. On May 14, 2021, the Leviston Note was amended to increase the Aggregate Amount to $4.2 million. On April 21, 2021, the Purchaser advanced a Leviston Disbursement of $750 thousand, which is net of an original issue discount of 8%. On May 14, 2021, the Purchaser advanced a second Leviston Disbursement of $750 thousand, also net of an original issue discount of 8%. A $250 thousand Leviston Disbursement was made on September 3, 2021, which was subject to the same terms and conditions of the April and May Leviston Disbursements. In addition, a $500 thousand disbursement was made on September 3, 2021 in accordance with notes issued to five institutional investors (the “Five Institutions’ Notes”), which were subject to substantially the same terms and conditions as the Leviston Disbursements.

Warrant issuances to Leviston and Five Institutions’ in April, May and September 2021

On April 20, 2021, May 14, 2021 and September 3, 2021, respectively, Leviston was issued 3,968,254, 3,968,254 and 1,322,751, warrants for shares of common stock. On September 3, 2021, the Company also issued a total of 2,772,751 warrants for shares of common stock to Five Institutions. After evaluating the terms of the warrants, the Company determined that these warrants meet the definition of a derivative liability and accordingly, were recorded as additional discount against the debt at issuance. See details of the associated warrant issuances at Note 11 – Warrants.

Embedded Conversion Option Liability

The disbursements made in April, May and September 2021 under the Leviston Notes and the Five Institutions’ Notes included a Conversion Option that meets the definition of a derivative liability and, accordingly, is required to be bifurcated. The fair value of Conversion Option liability was determined by using a binomial pricing model. (dollars in thousands):

	Issuance date (1)	Issuance date (1)	Issuance date (1)	Issuance date (1)
Binomial Assumptions	April 20, 2021	May 14, 2021	September 3, 2021	September 3, 2021	September 30, 2021
Principal	$815	$815	$272	$544	$2,446
Conversion Price(1)	$0.18	$0.18	$0.18	$0.18	$0.14
Interest Rate (annual) (2)	0.07%	0.06%	0.08%	0.08%	0.06%
Volatility (annual) (3)	69.60%	69.60%	80.10%	80.10%	191.15%
Time to Maturity (Years)	1.0	1.0	1.0	1.0	0.7
Fair Value of Conversion Option	$1,355	$1,385	$467	$932	$5,171

(1) Based on the terms provided in the warrant agreement to purchase common stock of the Company on the stated issuance dates.
(2) Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3) Based on the historical daily volatility of the Company as of each presented period ending date.

Interest rates on Leviston and Five Institutions’ Notes, Conversion Option, and Loss on Issuance

The Leviston Disbursements and Five Institutions’ Disbursements in April, May and September 2021, bear interest at the rate of 5% per annum and the default rate of 15%. The Leviston Note and Five Institutions’ Notes contains a conversion option (“Conversion Option”) and because they are in default, the Leviston and Five Institutions’ Notes are convertible into common shares of the Company at a conversion price of 75% of the lowest VWAP during the ten trading days ending on the conversion date. The Conversion Option within the Leviston and Five Institutions’ Notes are required to be bifurcated at fair value, which was approximately $1.4 million on the April disbursement and $1.4 million on the May disbursement and $1.4 million on the September disbursements, which resulted in additional debt discounts being recorded at each disbursement date. For the Five Institutions’ Note this conversion rate shall be no lower than $0.01. Because the combined fair value of the applicable warrants and conversion option exceeded the face value of the note, the additional amount beyond the face value is recorded as a loss on issuance of $1.4 million on the April disbursement and $1.1 million on the May disbursement and $1.1 million on the September disbursement.

The remaining disbursements up to the Aggregate Amount are subject to the satisfaction of certain terms and conditions set forth in the applicable notes. The disbursements bear an interest at a rate of five percent (5%) per annum and have a maturity date of twelve (12) months from the date of issuance. The Leviston and Five Institutions’ Notes are convertible at the option of the holder into shares of the common stock of the Company at a conversion price per share equal to the lesser of (i) $0.18, and (ii) ninety percent (90%) of the closing price for a share of common stock reported on the OTCQB on the effective date of the Registration Statement (as defined below).

The Leviston and Five Institutions’ Note contains customary events of default and covenants, including limitations on incurrences of indebtedness and liens.

Pursuant to the Leviston Purchase Agreement and purchase agreements with the Five Institutions (the “Five Institutions’ Purchase Agreements”), the Company has agreed, within a reasonable period of time following the applicable closing date, and in any event prior to any Leviston Disbursement under the Leviston Note subsequent to the initial Leviston Disbursement, to enter into a security agreement in favor of the Leviston or the Five Institutions, as applicable, securing the Company’s obligations under the applicable notes.

The rights of Leviston and the Five Institutions to receive payments under the applicable notes are subordinate to the rights of North Haven Expansion pursuant to the subordination agreements that the Company and Leviston, and the Company and the Five Institutions entered into with North Haven Expansion on April 20, 2021 and September 3, 2021, respectively, in connection with the Private Placement (the “Subordination Agreement”).

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

On August 31, 2021, Leviston notified the Company that it was in default of the Leviston Purchase Agreement effective June 11, 2021, for failure to timely file a Registration Statement. From the date of the default, interest on the amounts due to Leviston is calculated at the default interest rate of 15% in addition to the registration penalties stated above.

The Company also entered into registration rights agreements with each of the Five Institutions on September 3, 2021.  The terms and conditions of the Five Institutions’ registration rights agreements are substantially similar to the Leviston Registration Rights Agreement, with two exceptions: (1) the Five Institutions may be entitled to a pro-rata share of the $250 thousand one-time aggregate amount (approximately $56 thousand) and (2) the 1% of outstanding principal payment amount for each 30-day period is capped at 5% of outstanding principal.

Convertible promissory notes payable (HealthTronics), in default - On August 6, 2020, the Company issued to HealthTronics, Inc. a convertible note payable in the amount of $1.4 million (the “HealthTronics Note”). The HealthTronics Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the HealthTronics Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% stated interest rate, as of the date of the default. The convertible promissory note is expressly subordinate to the Senior Secured Notes. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty. On September 30, 2021 and December 31, 2020, accrued interest of $196 thousand and $66 thousand, respectively, remained outstanding on the HealthTronics Note.

As the Seller Note was not repaid prior to January 1, 2021, HealthTronics may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. The Company evaluated embedded conversion features within the convertible promissory note and determined that the conversion feature does not require to be bifurcated. Upon adoption of ASC 2020-6 effective January 1, 2021, the convertible promissory note is accounted for as a single liability due to the elimination of the beneficial conversion feature accounting model.

Convertible promissory notes payable (Stolarski), in default - On August 6, 2020, the Company issued to A. Michael Stolarski, a member of the board of directors and an existing shareholder, a convertible promissory note in the principal amount of $223 thousand (the “Stolarski Note”). The Stolarski Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Stolarski Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% initial rate, as of the date of the default. On September 30, 2021 and December 31, 2020 accrued interest of $32 thousand and $11 thousand, respectively, remained outstanding on the Stolarski Note. The Stolarski Note is expressly subordinate to the Senior Secured Notes. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty.

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

September 2021 Advances on Future Receipts Financing – On September 27, 2021, the Company received $703 thousand in cash proceeds related to its entry into a non-recourse agreement for the sale of $1.0 million of future receipts to GCF Resources LLC (“GCF”).   In conjunction with the 24-week agreement, the Company is obligated to remit to GCF a minimum of $59 thousand of receipts each week, with the sum of the first four payments occurring at closing, which was September 27, 2021.  After taking into account the payments made at closing, the Company recorded an initial liability of $763 thousand and a debt discount of approximately $60 thousand, which represents the original issue discount and the fees paid in conjunction with the financing.  The debt discount will be amortized to interest expense over the life of the agreement.  The Company began making the required minimum weekly payments October 25, 2021.  At closing, the Company also issued warrants to purchase 5,555,556 shares of the Company’s common stock to affiliates of GCF.  The warrants have an exercise price of $0.18 per share and expire four years after issuance. The Company has evaluated the terms of the warrants and after review has determined that these warrants meet the definition of a derivative liability and accordingly, were recorded as additional discount against the debt at issuance.

SBA Loan #1 - The Company received a letter from the Small Business Administration (“SBA”) dated August 27, 2021 forgiving approximately $454 thousand of the SBA Loan #1 principal and $6 thousand of interest, which resulted in the Company recognizing a gain on extinguishment of debt of $460 thousand during the third quarter of 2021.

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

All or a portion of SBA Loan #2 may be fully or partially forgiven by the SBA upon application by the Company not later than June 2022 in accordance with SBA regulations. The ultimate forgiveness of SBA Loan #2 is also contingent upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for SBA Loan #2, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive SBA Loan #2, the Company may be required to repay SBA Loan #2 in its entirety and/or be subject to additional penalties. In the event SBA Loan #2, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. As of September 30, 2021, $91 thousand is included in current liabilities and the remainder of the $1.0 million loan balance is included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

11.	Common Stock Purchase Warrants

A summary of the warrant activity during the nine months ended September 30, 2021 is as follows:

Warrant class	Outstanding December 31, 2020	Issuances	Exercised	Outstanding September 30, 2021	Exercise price/share	Expiration date
Class E Warrants	141,091,485	-	-	141,091,485	$0.25	August 2023
Class O Warrants	909,091	-	-	909,091	0.11	January 2022
Class P Warrants	265,000	-	-	265,000	0.20	June 2024
LGH Warrant	35,000,000	-	(11,400,000)	23,600,000	0.01	June 2025
NH Expansion Warrant	13,091,160	-	-	13,091,160	0.01	August 2030
Leviston Warrants - April 2021	-	3,968,254	-	3,968,254	0.18	April 2025
Leviston Warrants - May 2021	-	3,968,354	-	3,968,354	0.18	April 2025
Leviston Warrants - September 2021		1,322,751	-	1,322,751	0.18	April 2025
Five Institutions Warrants - September 2021		2,777,779		2,777,779	0.18	September 2025
GCF Warrants - September 2021		5,555,556	-	5,555,556	0.18	September 2025
Total	190,356,736	17,592,694	(11,400,000)	196,549,430

On February 3, 2021, the Company issued 10,925,000 shares of its common stock to LGH upon the cashless exercise of 11,400,000 of the LGH Warrants under the terms of the warrant agreement.

12.	Warrant Liabilities

A summary of the warrant liability activity for the nine months ended September 30, 2021 is as follows:
	Warrants Outstanding	Fair Value per Share	Fair Value
Balance December 31, 2020	48,091,160	$0.18	$8,855,379
Cashless exercise of LGH Warrants	(11,400,000)	0.18	(2,030,052)
Warrants reclassified as liabilities	17,592,594	0.09	1,531,187
Gain on remeasurement of warrant liability	-		(2,686,773)
Balance September 30, 2021	54,283,754	$0.10	$5,669,741

NH Expansion Warrants -- Significant Black Scholes valuation model inputs related to the NH Expansion Warrants at September 30, 2021 and December 31, 2020 are as follows:

Black Scholes option pricing model	September 30, 2021	December 31, 2020
Exercise Price(1)	$0.01	$0.01
Interest Rate (annual) (2)	1.52%	0.65%
Volatility (annual) (3)	130.8%	143.9%
Time to Maturity (Years)	8.9	9.6
Calculated fair value per share	$0.119	$0.189

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated August 6, 2020.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

LGH Warrants – On June 5, 2020, the Company entered into a securities purchase agreement with investor LGH Investments LLC ("LGH") for warrants entitling LGH to acquire 1,075,000 shares of common stock (the “LGH Warrants”), among other things. As a result of certain dilutive issuances of securities by the Company on August 6, 2020, the exercise price of the LGH Warrants decreased to $0.01 per share and the number of shares subject to the LGH Warrants increased to 35,000,000 shares. The Company has evaluated the terms of the warrants and after review has determined that these warrants meet the definition of a derivative liability. The fair value of the LGH Warrant liabilities was determined using the Black-Scholes option pricing model which approximates the binomial pricing model. Significant inputs into the model at September 30, 2021 and December 31, 2020 are as follows:

Black Scholes option pricing model	September 30, 2021	December 31, 2020
Exercise Price(1)	$0.01	$0.01
Interest Rate (annual) (2)	0.98%	0.36%
Volatility (annual) (3)	117.6%	98.6%
Time to Maturity (Years)	3.7	4.4
Calculated fair value per share	$0.114	$0.182

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated August 6, 2020.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

Leviston Warrants – As disclosed in Note 11 -Warrants, on April 20, 2021, May 14, 2021, and September 3, 2021, respectively, Leviston was issued 3,968,254, 3,968,254 and 1,322,751 warrants for shares of common stock. The Company has evaluated the terms of the warrants and after review has determined that these warrants meet the definition of a derivative liability. The fair value of the Leviston Warrant liabilities was determined using the Black-Scholes option pricing model which approximates the binomial pricing model. Significant inputs into the model at date of issuance and September 30, 2021:

Binomial Assumptions	Issuance date (1) April 20, 2021	Issuance date (1) May 14, 2021	Issuance date (1) September 3, 2021	September 30, 2021
Exercise Price(1)	$0.18	$0.18	0.18	0.18
Interest Rate (annual) (2)	0.56%	0.56%	0.53%	0.61%
Volatility (annual) (3)	91.9%	90.3%	86.8%	112.9%
Time to Maturity (Years)	4.0	3.9	3.6	3.6
Calculated fair value per share	$0.097	$0.094	$0.069	$0.079

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company on the stated issuance dates.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

Five Institutions’ Warrants – As disclosed in Note 11 -Warrants on September 3, 2021, the Company also issued a total of 2,772,229 warrants for shares of common stock to Five Institutions. The Company has evaluated the terms of the warrants and after review has determined that these warrants meet the definition of a derivative liability. The fair value of the Five Institutions’ Warrant liabilities was determined using the Black-Scholes option pricing model which approximates the binomial pricing model. Significant inputs into the model at September 3, 2021 and September 30, 2021 are as follows:

Binomial Assumptions	Issuance date (1) September 3, 2021	September 30, 2021
Exercise Price(1)	$0.18	$0.18
Interest Rate (annual) (2)	0.60%	0.74%
Volatility (annual) (3)	89.9%	114.5%
Time to Maturity (Years)	4.0	3.9
Calculated fair value per share	$0.075	$0.083

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated September 3, 2021.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

GCF Warrants – As disclosed in Note 10- Notes Payable and Note 11- Warrants, on September 27, 2021, the Company issued warrants to GCF and affiliates to purchase 5,555,556 shares of the Company’s common stock. The Company has evaluated the terms of the warrants and after review has determined that these warrants meet the definition of a derivative liability.  The fair value of the GCF warrant liabilities was determined using the Black-Scholes option pricing model which approximates the binomial pricing model. Significant inputs into the model at both the issuance date and September 30, 2021 are as follows:

Binomial Assumptions	Issuance date (1) September 27, 2021	September 30, 2021
Exercise Price(1)	$0.18	$0.18
Interest Rate (annual) (2)	0.98%	0.98%
Volatility (annual) (3)	117.6%	117.6%
Time to Maturity (Years)	4.0	4.0
Calculated fair value per share	$0.086	$0.037

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company dated September 27, 2021.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

13.	Leases

The following is a summary of the Company’s right of use assets and lease liabilities at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Operating Leases	Financing Leases	Total	Operating Leases	Financing Leases	Total
Right of use assets	$725	$644	$1,369	$725	$644	$1,369
Less: Accumulated amortization	(512)	(395)	(907)	(339)	(235)	(574)
Right of use assets, net	$213	$249	$462	$386	$409	$795

Lease liabilities	$223	$285	$508	$415	$427	$842
Less: current portion	(126)	(201)	(327)	(257)	(194)	(451)
Lease Liabilities	$97	$84	$181	$158	$233	$391

Total lease costs for the nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$159	$94
Interest on lease liabilities	33	33
Operating lease costs	263	118
Total lease costs	$455	$245

The following summarizes cash paid for amounts included in the measurement of lease liabilities as well as the related right-of-use assets obtained for the nine months ended September 30, 2021 and 2020 (in thousands):

	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from finance leases	$(176)	$(103)
Operating cash flows from operating leases	$(263)	$(118)

Operating Leases - As of September 30, 2021, the maturities of the Company’s operating lease liability, which have initial or remaining lease terms in excess of one year, consist of the following (in thousands):

Amount
Year ending December 31,
2021 (remainder of year)	$70
2022	94
2023	65
2024	8
2025	-
Total lease payments	237
Less: Present value adjustment	(14)
Lease liability	$223

As of September 30, 2021, the Company’s operating leases had a weighted average remaining lease term of 1.4 years and a weighted average discount rate of 11.0%.

Rent expense for the three months ended September 30, 2021 and 2020 was $94 thousand and $84 thousand, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $263 thousand and $202 thousand, respectively.

Financing Lease - As of September 30, 2021, the maturities of the Company’s financing lease liability, which have initial or remaining lease terms in excess of one year, consist of the following (in thousands):

Amount
Year ending December 31,
2021 (remainder of year)	$59
2022	200
2023	18
Total lease payments	277
Less: Present value adjustment	8
Lease liability	$285

As of September 30, 2021, the Company’s financing leases had a weighted average remaining lease term of 2.0 years based on annualized base payments expiring through 2023 and a weighted average discount rate of 13.2%.

As of September 30, 2021, the Company did not have additional operating or financing leases that have yet commenced.

14.	Contingencies

Supplier disputes - In May 2021, the Company received notification alleging that it is not in compliance with the license agreement with Celularity entered into in connection with the acquisition of the UltraMIST® assets. The Company has responded and asserted that the Company is not in breach and that the supplier has breached various agreements. It is too early to determine the outcome of this matter. Any potential impact to the Company cannot be fully determined at this time and there is no guarantee that the dispute will be resolved in a manner beneficial to the Company or at all.

As part of the Asset Purchase Agreement on August 6, 2020, the Company assumed obligations for a purchase order for UltraMIST® devices from Celularity’s vendor Minnetronix. This purchase order had a remaining purchase commitment of approximately $1.1 million. The purchase order also calls for production delay fees of 1.25% of the committed inventory if the Company delays production. There is also a cancelation clause of 20% of the remaining balance in the event that the Company delays production for more than six months. On September 23, 2021, Minnetronix notified the Company that it was cancelling the purchase order for the UltraMIST® devices as a result of the Company delaying production more than six months. This notification includes fees and charges for the cancellation of the purchase order of an additional $311 thousand, which the Company accrued during the third quarter of 2021. The Company expects to be able to resume production upon paying this obligation. While the Company is disputing certain aspects of this termination notice and is continuing to engage with Minnetronix regarding resolution of this matter, including reinstatement of the purchase order, there is no guarantee that the dispute will be resolved in a manner beneficial to the Company or at all.

15.	Related Party Transactions

February 2018 dermaPACE® Purchase - On February 13, 2018, the Company entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc., a Georgia Corporation (“PSWC”), and Premier Shockwave, Inc., a Georgia Corporation (“PS”). Each of PS and PSWC is owned by A. Michael Stolarski, a member of the Company’s board of directors and a shareholder of the Company. The agreement provides for the purchase by PSWC and PS of dermaPACE® System and related equipment sold by the Company along with limited but exclusive distribution rights to provide dermaPACE® Systems to certain governmental healthcare facilities in exchange for the payment of certain royalties to the Company. The agreement also contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions. The purchase price for this agreement is 5.5 times the annualized EBITDA for the six months trailing the change of control plus the book value of the equipment and working capital.

During the three months ended September 30, 2021 and 2020, the Company recorded $8 thousand and $10 thousand, respectively, in revenue from this related party. During the nine months ended September 30, 2021 and 2020, respectively, the Company recorded $24 thousand and $36 thousand in revenue from this entity. In addition, contract liabilities include a balance of $46 thousand at September 30, 2021 and $69 thousand at December 31, 2020 from this related party.

March 2021 Future Purchase of Equipment - In March 2021, PSWC paid the Company $125 thousand as a deposit in accounts payable for future purchase of new medical equipment. Please see Note 17 – Subsequent Events in the accompanying Condensed Consolidated Financial Statements for discussion of advances from member of our board of directors in October 2021.

July 2021 dermaPACE® Purchase - On July 1, 2021, the Company purchased unused DermaPACE® equipment and applicator inventory from PSWC for $127 thousand. As of September 30, 2021, $127 thousand is included in accounts payable on the condensed consolidated balance sheets related to this transaction.

July 2021 Rental Equipment Agreement - Effective July 1, 2021, the Company entered into a short-term equipment rental agreement with PSWC, whereby the Company obtained DermaPACE® equipment from PSWC for $3,600 per month. The company recorded $99 thousand in revenue from this arrangement.

16.	Income Taxes

The provision for income taxes of $6 thousand and $28 thousand, for the three months and nine months ended September 30, 2021 and the deferred tax liability are related to the goodwill of $7.3 million recorded as part of the acquisition of the Celularity assets and is known as a “naked credit”. The goodwill was assigned an indefinite life for book purposes but is deductible for income tax purposes over a fifteen-year life. As a result, the deferred tax liability has an indefinite life and cannot be used as a source of taxable income to support the realization of other deferred tax assets.

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

December 2021 Advance on Future Receipts Financing –On December 22, 2021, the Company paid of the remaining balance of $650 thousand from the September 27, 2021 advance and received $758 thousand in cash proceeds related to its entry into a non-recourse agreement for the sale of $1.5 million of future receipts to GCF. In conjunction with the 24-week agreement, the Company is obligated to remit to GCF a minimum of $59 thousand of receipts each week for the first six weeks and receipts of $98 thousand for the remaining 18 weeks. After considering the payments made at closing, the Company will record an initial liability of $1.5 million and a debt discount of approximately $90 thousand, which represents the original issue discount and the fees paid in conjunction with the financing. The debt discount will be amortized to interest expense over the life of the agreement. The Company will begin making the required minimum weekly payments January 3, 2022 and is obligated to continue through June 13, 2022. At closing, the Company also issued warrants to purchase 8,333,334 shares of the Company’s common stock to affiliates of GCF. The warrants have an exercise price of $0.18 per share and expire four years after issuance. The Company has evaluated the terms of the warrants and after review has determined that these warrants meet the definition of a derivative liability and accordingly, were recorded as additional discount against the debt at issuance.

January 2022 Warrant Exercises – On January 25, 2021, the Company received $100 thousand in cash related to the exercise of Class O warrants for 909,091 shares of common stock.

On January 28, 2022, the Company issued 14,000,000 shares of its common stock to LGH upon the cashless exercise of 15,000,000 of the LGH Warrants under the terms of the warrant agreement.  After this cashless exercise, 8,600,000 of the LGH warrants remain outstanding.

February 2022 Master Equipment Agreement - On February 17, 2022, the Company entered into a Master Equipment and Contracts Purchase Agreement (the “Agreement”) with ABF Sanuwave, LLC, a Delaware limited liability company (“ABF”). The agreement provides for the purchase by ABF, from the Company, of all rights, title, and interest of certain designated UltraMIST® medical devices currently leased by the Company to various customers under the terms of any contract. Under the agreement, the Company is responsible for the servicing and repairs of such UltraMIST® medical devices and equipment. The net purchase price of this Agreement is approximately $798 thousand. The company also has entered into a service agreement with ABF to provide certain billing account management services related to the sold assets.

February 2022 Second Amendment to Note and Warrant Purchase and Security Agreement - On February 25, 2022, the Company entered into a Second Amendment to Note and Warrant Purchase and Security Agreement (the “Amendment”), which amends that certain Note and Warrant Purchase and Security Agreement, dated as of August 6, 2020 (as amended, the “NWPSA”), with the noteholder party thereto and NH Expansion Credit Fund Holdings LP, as agent. The Amendment provides for (i) the sale and purchase of incremental secured notes in an aggregate original principal amount of $3 million, (ii) the issuance of 20,666,993 Advisor Shares and (iii) the amendment and restatement of the existing warrant issued to the noteholder party to the NWPSA to permit such warrant to be exercisable for an additional 2.0% of the fully-diluted Common Stock of the Company as of the amendment effective date. The warrant has an exercise price of $0.18 per share, subject to adjustment in certain circumstances, and a 10 year term from August 6, 2020.

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

On August 6, 2020, we entered into an asset purchase agreement (the “Asset Purchase Agreement” or “Acquisition”) with Celularity Inc. (“Celularity”) pursuant to which we acquired Celularity’s UltraMIST® assets (“UltraMIST®” or the “Assets”). The UltraMIST® System provides through a fluid mist a low-frequency, non-contact, and pain free ultrasound energy deep inside the wound bed that promotes healing from within. The ultrasound acoustic waves promote healing by reducing inflammation and bacteria in the wound bed, while also increasing the growth of new blood vessels to the area. The UltraMIST® System treatment must be administered by a healthcare professional. This proprietary technology has been cleared by the FDA for the promotion of wound healing through wound cleansing and maintenance debridement combined with ultrasound energy deposited inside the wound that stimulated tissue regeneration.

In connection with the Asset Purchase Agreement, on August 6, 2020, we entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the “Field” and “Territory” (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field and in the Territory. The License Agreement has an initial five-year term, after which it automatically renews for additional one-year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term. In May 2021, the Company received notification alleging that it is not in compliance the License Agreement with Celularity. See further discussion in Note 14 - Contingencies in the accompanying Condensed Consolidated Financial Statements.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. We have devoted and expect to continue to devote substantial resources for the commercialization of the dermaPACE® System and intend to continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We also expect to require additional working capital as sales of our UltraMIST® product continue to grow.

We incurred net losses of $30.9 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively, and additional losses of approximately $17.8 million in the first nine months of 2021. These factors and the events of default on the promissory notes discussed above create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date. See Note 17 – Subsequent Events to the accompanying Condensed Consolidated Financial Statements for a discussion of the various events of default.

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

Since our inception, we have incurred losses from operations each year. As of December 31, 2020, we had an accumulated deficit of $156.7 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we continue to incur expenses related to commercialization of our dermaPACE® system for the treatment of DFU in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE® system, then we believe we may be able to partially or completely offset these losses in the future with revenues from sales of our UltraMist® systems and applicators. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, may provide the necessary funding for us to continue as a going concern for the next 12 months. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to be generated from, any of our products, due to the numerous risks and uncertainties associated with developing and marketing products, including the uncertainty of:

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

The COVID-19 pandemic, which continues to spread worldwide in the form of variants of COVID-19, has resulted and is expected to continue to result in a global slowdown of economic activity which is likely to continue to decrease demand for a broad variety of products, including from our customers, while also disrupting supply channels and marketing activities for an unknown period of time. Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring. We expect all of these factors to continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

Results of Operations

Revenues and Gross Margin

Revenues for the three months ended September 30, 2021 were $3.7 million compared to $1.4 million for the same period in 2020, an increase of $2.3 million. For the first three quarters of 2021, revenues were $8.8 million compared with $1.6 million for the comparable period of 2020. The increases were primarily driven by 2021 sales of UltraMIST® devices and single-use accessories. The Company’s UltraMIST® business began with the August 6, 2020 Acquisition. Please see Note 14 - Contingencies in the accompanying Condensed Consolidated Financial Statements for a description of a supplier dispute relating to UltraMIST®.

Gross margin as a percentage of revenue increased to 58.3% from 56.0% during the third quarter of 2021 as compared with the third quarter of the prior year. For the first nine months of 2021 gross margin increased to 58.2% compared with 49.2% for the first nine months of 2020. The increase in gross margin percentages for the both the quarter and year-to-date periods were driven by sales of UltraMIST® products and accessories, which have higher gross margin percentages than do dermaPACE® products and accessories.

Research and Development Expenses

Research and development expenses decreased 31.3% to $297 thousand from $432 thousand during the third quarter of 2021 compared with the third quarter of 2020. For the first nine months of 2021, research and development expenses decreased 6.2% to $923 thousand from $1.0 million for the same period of 2020. Decreases for both the quarter and nine-month periods were the result of lower amounts paid to external parties for clinical studies and other research and development, partially offset by higher employee compensation and benefits costs incurred by the larger, post-Acquisition organization.

Selling and Marketing Expenses

Selling and marketing expenses increased $777 thousand or 56.6% and $4.0 million or 167.2% for the three and nine-month periods ended September 30, 2021, respectively, versus the same periods of 2020. The expense increases were primarily driven by higher employee compensation, commissions, benefits, travel and marketing costs incurred by the larger, post-Acquisition organization as well as higher levels of revenues.

General and Administrative Expenses

General and administrative expenses decreased $2.3 million or 42.6% and $332 thousand or 3.6% for the three and nine-month periods ended September 30, 2021, respectively, compared with the same periods of 2020. The primary drivers of these decreases for the quarter and year-to-date periods, respectively, consist of approximately $101 thousand and $2.0 million of expenses related to Registration Statement penalty accruals as well as approximately $176 thousand and $528 thousand of the increases for amortization of intangible assets related to the Acquisition on August 6, 2020.  Additionally, both the quarter and year-to-date periods reflect increases in bad debt, insurance and public company expenses as well as offsetting decreases in legal and other professional fees.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE® System and intend continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $30.9 million and $10.4 million for the years ended December 31, 2020 and 2019, respectively, and incurred additional net losses in the nine months of 2021 of approximately $17.8 million. These factors and the events of default on the notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The continuation of our business is dependent upon raising additional capital to fund operations; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

During the nine months ended September 30, 2021, cash used by operating activities totaled approximately $6.5 million, which was driven largely by the net loss for the same period and was partially offset by increases in accounts payable and accrued expenses as well as decreases in accounts receivable and inventory. Cash used by investing activities during the first nine months of 2021 consisted of purchases of property and equipment of $441 thousand. Cash provided by financing activities for the period consisted primarily of $1.9 million of proceeds from convertible note issuances, $1.2 million in proceeds from factoring accounts receivable, $1.0 million of proceeds from SBA Loan #2, $703 thousand in proceeds from advances of future cash receipts as well as $125 thousand in proceeds from deposits from related parties and were offset by $143 thousand of principal payments on financing leases.

Cash used in operations averaged $1.1 million per month for the first quarter of 2021, approximately $700 thousand for the second quarter and approximately $400 thousand for the third quarter. Management anticipates cash usage for operations to be approximately $250 thousand to $500 thousand per month for the fourth quarter of 2021 as resources are devoted to the commercialization of the dermaPACE® and UltraMIST® products including hiring of new employees, expansion of our international business and continued research and development of the next generation of our technology as well as non-medical uses of our technology. Management’s plans are to obtain additional capital in 2022 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us for the next 12 months. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2021. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

As of September 30, 2021, the Company has still identified the following material weaknesses:

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

As a result, management concluded that its internal control over reporting was not effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

4.1	Form of Warrant Issued September 3, 2021 (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

4.2	Form of Future Advance Convertible Promissory Note Issued September 3, 2021 (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

10.1	Form of Securities Purchase Agreement Entered into September 3, 2021 (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

10.2	Form of Subordination Agreement Entered into September 3, 2021 (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

10.3	Form of Registration Rights Agreement Entered into September 3, 2021 (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

10.4	Form of Security Agreement (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

10.5
Future Receivables Agreement by and between GCF Resources, LLC and SANUWAVE Health, Inc. dated September 27, 2021 (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on December 13, 2021).

10.6*	Form of Registration Rights Agreement Entered into September 27, 2021.

10.7*	Form of Warrant Issued September 27, 2021 and December 22, 2021.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Principal Executive Officer.

32.2**	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

* Filed herewith.
** Furnished herewith.

Exhibit No.	Description

10.1*	Promissory Note by and between SANUWAVE Health, Inc. and Northeast Bank, dated February 20, 2021.

10.2*	Factoring Agreement by and between SANUWAVE Health, Inc. and Goodman Capital Finance dated June 17, 2021.

10.3*	Future Receivables Agreement by and between GCF Resources LLC and SANUWAVE Health, Inc. dated September 27, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: February 28, 2022	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 28, 2022

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	February 28, 2022