Form 10-K
period 2021-12-31
SANUWAVE Health, Inc.
filed 2022-05-13
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(770) 419-7525
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(b) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% shareholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $81.6 million.

As of May 10, 2022, there were issued and outstanding 517,195,705 shares of the registrant’s common stock.

SANUWAVE Health, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: any expected benefits of the Celularity Inc. asset acquisition and its impact on the Company; the impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for dermaPACE® and our product candidates; success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could affect the level of demand for our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in the Company’s prior and future Securities and Exchange Commission (the “SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements.

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

Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the U.S. Food and Drug Administration (the “FDA”) granted the Company’s request to classify the dermaPACE® System as a Class II device via the de novo process. As a result of this decision, the Company was able to immediately market the product for the treatment of diabetic foot ulcers as described in the de novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. The Company is marketing its dermaPACE® System for treatment usage in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia, Brazil, Mexico, and Asia/Pacific. The Company generates revenue streams from dermaPACE® treatments, product sales, licensing transactions and other activities, and with its recent acquisition of the UltraMIST® assets, SANUWAVE now combines two highly complementary and market-cleared energy transfer technologies used in the dermaPACE® and UltraMIST® Systems and two human tissue biologic products (Biovance® and Interfyl®), creating a platform of scale with an end-to-end product offering in the advanced wound care market.

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

We are focused on developing our PACE technology to activate healing in:

(1)	wound conditions, including diabetic foot ulcers, venous and arterial ulcers, pressure sores, burns and other skin eruption conditions;
(2)
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
(4)	cardiac applications for removing plaque due to atherosclerosis improving heart muscle performance.

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

The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of products, including from our customers. We have experienced a disruption of our supply channels which will continue for an unknown period of time until the global supply chain can return to the  pre- disease status. Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring. These factors have had and we expect that they will continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

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

Finally, our dermaPACE® device has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. The dermaPACE® is also licensed for sale in Canada, Australia, New Zealand and South Korea. Additionally, our joint venture partner in Brazil, Diversa SA, received approval from the Brazilian Agência Nacional de Vigilância Sanitária (“National Health Surveillance Agency” or “ANVISA”) to market dermaPACE® to treat diabetic foot ulcers in Brazil.

We are actively marketing the dermaPACE® to the European Community, Canada, Brazil, Mexico, and Asia/Pacific, utilizing distributors in select countries.

Clinical Studies

A post-market pilot study to evaluate the effects of high energy focused, acoustic shock wave therapy on local skin perfusion and healing of diabetic foot ulcers was changed to a 15-patient case study with the same primary objective of determining the effects of high-energy focused, acoustic shock wave therapy on oxygen saturation levels was completed. A near-infrared spectroscopy device was used to measure the oxygen saturation levels prior to treatment and after the full treatment regimen. Treatment with the dermaPACE® System resulted in all patients demonstrating a statistically significant increase in tissue oxygen saturation within the wound bed, a key component of wound healing. Additionally, the results showed all 15 wounds demonstrated a decrease in wound area and seven of the wounds healed. The results of this case study are another indication that treatment of Diabetic Foot Ulcers with the dermaPACE® System prepares the wound bed via oxygenation and neo-vascularization, facilitating accelerated wound resolution via the body’s natural healing process or preparing the wound to more readily respond to other advanced healing modalities.

UltraMIST® - Ultra sound healing Therapy

UltraMIST® is an FDA approved powerful, non-contact and non-thermal ultrasound therapy device used to promote wound healing. UltraMIST® is FDA approved to treat malaises such as diabetic foot ulcers, pressure ulcers, venous leg ulcers, deep tissue pressure injuries, and surgical wounds. Currently, the Company’s dermaPACE® is only approved to treat diabetic foot ulcer.

UltraMIST® currently has over 900 customers in 46 states providing the Company with a robust product offering in the advanced wound care market and an end-to-end advanced wound care product portfolio that addresses the entire care pathway.

Biologic Products

BIOVANCE is a graft skin substitute product that provides a natural foundation for wound healing. The product is an allograft that is prepared from the amnion, the part of the amniotic sac closest to the developing embryo. Key cells and proteins move into the BIOVANCE material so that tissues can regenerate, and wounds can continue to heal. The product is adaptable and flexible, it can conform to irregular surfaces. It is also adaptable in that it can be sutured or glued if determined by the clinician to be a better option. The product also has a 5-year shelf life at room temperature conditions and is available in multiple sizes for application flexibility.

Interfyl is a liquid product that replaces damaged integumental soft tissue and augments / supplements inadequate connective tissues. Interfyl is comprised of allogenic decellularized particulate human placental connective tissue matrix that is placed on a wound. The product repairs small surgical defects resulting from either medical or surgical conditions, including patients with exposed vital structures such as bone, tendon, ligament, or nerves. Interfyl has the ability to fill irregular spaces or soft tissue deficits resulting from trauma or surgery. The filler also allows for cell adherence and growth during tissue repair and affords structural support and elasticity in the tissue. The product is offered in a 1.5mL flowable format in a 3-mL syringe. 50mg and 100mg particulates are in each vial.

Growth Opportunity in Wound Care Treatment

We are focused on the development of products that treat unmet medical needs in large market opportunities. Our FDA approval in the United States for our lead product candidate, dermaPACE®, is the first step in providing an option to a currently unmet need in the treatment of diabetic foot ulcers. Diabetes is common, disabling and deadly. In the United States, diabetes has reached epidemic proportions. Based on our research, foot ulcerations are one of the leading causes of hospitalization in diabetic patients and lead to billions of dollars in health care expenditures annually. According to a 2020 report by the Centers for Disease Control and Prevention based on estimated 2018 data, approximately 34.1 million people aged 18 years or older (diagnosed and undiagnosed), roughly 13.0% of the United States population, have diabetes and 1.5 million new cases of diabetes were diagnosed in people aged 18 years or older. In 2016, there were 7.8 million hospital discharges with diabetes as a listed diagnosis. The estimated total direct and indirect costs of diagnosed diabetes in the United States in 2017 was $327 billion. Between 2012 and 2017, medical costs per person associated with diabetes increased from $8,417 to $9,601. Approximately 2 - 7% of diabetics will develop a diabetic foot ulcer each year. Foot ulcers are a significant complication of diabetes mellitus and often precede lower-extremity amputation. The most frequent underlying etiologies are neuropathy, trauma, deformity, high plantar pressures, and peripheral arterial disease. Over 50% of Diabetic foot ulcers will become infected, resulting in high rates of hospitalization, increased morbidity and potential lower extremity amputation and up to 80% of Diabetic foot ulcers that have healed will re-ulcerate within 12 months. According to the International Diabetes Federation 2019 Global Fact Sheet, approximately 463 million people has diabetes and 10% of global health expenditure is spent on diabetes (approximately $760 billion).

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

We believe we are developing a safe and advanced technology in the wound healing and tissue regeneration market with PACE. dermaPACE® is noninvasive and does not require anesthesia, making it a cost-effective, time-efficient and painless approach to wound care. Physicians and nurses look for therapies that can accelerate the healing process and overcome the obstacles of patients’ compromised conditions and prefer therapies that are easy to administer. In addition, since many of these patients are not confined to bed, healthcare providers want therapies that are minimally disruptive to the patient’s or the caregiver’s daily routines. dermaPACE’s noninvasive treatments are designed to elicit the body’s own healing response and, followed by simple standard of care dressing changes, are designed to allow for limited disruption to the patients’ normal lives and have no effect on mobility while their wounds heal.

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

In the energy sector, we believe that the acoustic pressure shockwaves can be used to improve oil recovery (IOR), as a supplement to or in conjunction with existing fracking technology, which utilizes high pressurized water/gases to crack the rocks that trapped oil in the underground reservoir. Through the use of our high-energy, acoustic pressure shockwaves the efficiency can be improved and at the same time the environmental impact of the fracking process can be reduced. Furthermore, we believe our technology can be used for enhanced oil recovery (EOR) based on the changes in oil flow characteristics resulting from acoustic pressure shockwave stimulation, as a tertiary method of oil recovery from older oil fields.

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

Through our August 2020 acquisition of the UltraMIST® System, we now combine two highly complementary and market-cleared energy transfer technologies used in the dermaPACE® and UltraMIST® medical device Systems, which creates a platform of scale in the advanced wound care market.

Our the dermaPACE® device for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the U.S. FDA granted the Company’s request to classify the dermaPACE® System as a Class II device via the de novo process. As a result of this decision, the Company was able to immediately market the product for the treatment of diabetic foot ulcers as described in the de novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

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

On December 28, 2017, the FDA granted the Company’s request to classify the dermaPACE® System as a Class II device via the de novo process. As a result of this decision, the Company was able to immediately market the product for the treatment of diabetic foot ulcers as described in the de novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

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

For a period of approximately three months following the August 6, 2020 Asset Purchase Agreement, we utilized the seller to fulfill certain customer orders and to collect related accounts receivable payments from customer orders that originated from the acquired business after August 6, 2020. For the year ended December 31, 2020, orders fulfilled by the seller comprised approximately 41% of the Company’s 2020 full year revenues. As of December 31, 2020, accounts receivable balances that originated from these seller-fulfilled orders constituted approximately 46% of accounts receivable balances, all of which were either reserved as of December 31, 2020 or subsequently collected during 2021. For the year ended December 31, 2021, orders fulfilled by the seller comprised approximately 16% of the accounts receivable balances, and one other vendor comprised approximately 24% of the accounts receivable balances.

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

We are party to a manufacturing supply agreement with Minnetronix Medical in St. Paul, MN, covering the generator and treatment wand components of our products. Our generators and treatment wands are manufactured in accordance with applicable quality standards (EN ISO 13485) and applicable industry and regulatory standards. In addition, we perform the final product testing for generators and treatment wands internally. Please see further information regarding a dispute with this supplier in Note 25, Subsequent Events.

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

On the shockwave technology, we are the assignee of thirty-four (34) issued United States patents and forty-seven (47) issued foreign patents that are not expired, which on average have remaining useful lives of ten years with the longest useful life extending to 2039. On the ultrasound technology, we are the assignee of seventeen (17) issued United States patents and twenty-three (23) issued foreign patents that are not expired, which on average have remaining useful life extending to 2028.  Our current issued United States and foreign patents include patent claims directed to particular electrode configurations for shockwave devices, piezoelectric fiber shockwave devices, chemical components for shockwave generation, reflector geometries for focused shockwaves, general medical systems general construction, non-contact and low-frequency ultrasound device construction, disposable applicator for ultrasound devices, ultrasonic catheter for drug delivery, ultrasonic method for wound treatment, combination of ultrasound and laser in wound care, and software architecture for licensing processes. Our United States patents also include patent claims directed to methods and devices such as our products for using acoustic pressure shockwaves or non-contact and low frequency ultrasound to treat ischemic conditions, spinal cord scar tissue and spinal injuries, bone fractures and osteoporosis, blood sterilization, stem cell stimulation, tissue cleaning, and within particular treatment parameters using personalized medical treatments for diabetic foot ulcers or pressure sores or venous ulcers or arterial ulcers or acute skin conditions. Also, we have a significant number of US and international patents related to the extracorporeal or intracorporeal use of shockwaves or pressure waves for cardiovascular field (plaque removal, elimination of occlusions, treatment of heart tissue ischemia, to name a few). While such patented method and device claims may provide patent protection against certain indirect infringing promotion and sales activities of competing manufacturers and distributors, certain medical methods performed by medical practitioners or related health care entities or methods executed by industrial operators may be subject to exemption from potential infringement claims under 35 U.S.C. § 287(c) and, therefore, may limit enforcement of claims of our medical and non-medical method patents as compared to device construction patents.

We also currently maintain for shockwave technology twelve (12) United States patent applications and nineteen (19) foreign patent applications. Our patent-pending rights include inventions directed to certain shockwave devices and systems, ancillary products, and components for acoustic pressure shockwave treatment devices, and various methods of using acoustic pressure shockwaves in both medical and non-medical applications. The medical patent-pending methods include, for example, using acoustic pressure shockwaves to treat soft tissue disorders, bones, joints, wounds, skin, blood vessels, lymphatic disorders, cardiac tissue, fat and cellulite, lung tissue, or to facilitate vaccination, or to disinfect reusable devices as ventilators and endoscopes, and for the use of shockwaves in combination with other energy medical technologies. In the non-medical field, the use of acoustic pressure shockwaves for blood and fluids sterilization, to facilitate oil extraction and processing, to destroy different pathogens from installation and different devices, to process fluids, meat and dairy products, to achieve desalination and decontamination of radio-active waters, and to clean transport pipes.
For the ultrasound technology, we currently maintain two (2) United States patent applications and eight (8) foreign patent applications.  Our patent-pending rights include inventions directed to non-contact and low-frequency ultrasound systems and methods for delivering cellular and biological materials to tissues and new designs used to deliver ultrasonic therapies to wound care.
All our United States and foreign pending applications either have yet to be examined or require response to an examiner’s office action rejections and, therefore, remain subject to further prosecution, the possibility of further rejections and appeals, and/or the possibility we may elect to abandon prosecution, without assurance that a patent may issue from any pending application.

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

As part of the sale of the veterinary business in June 2009, we have also granted certain exclusive and non-exclusive patent license rights to Pulse Veterinary Technologies, LLC for most of our medical patent portfolio issued before 2009 to utilize acoustic pressure shockwave technologies in the field of non-human mammals.

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

If we become involved in future litigation or any other adverse intellectual property proceeding, for example, as a result of an alleged infringement, or a third party alleging an earlier date of invention, we may have to spend significant amounts of money and time and, in the event of an adverse ruling, we could be subject to liability for damages, including treble damages, invalidation of our intellectual property and injunctive relief that could prevent us from using technologies or developing products, any of which could have a significant adverse effect on our business, financial condition and results of operation. In addition, any claims relating to the infringement of third-party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation or lengthy governmental proceedings and could divert management’s attention and resources and require us to enter into royalty or license agreements which are not advantageous, if available at all.

Trademarks

Since other products on the market compete with our products, we believe that our product brand names are an important factor in establishing and maintaining brand recognition.

We have the following trademark registrations: SANUWAVE® (United States, European Community, Canada, Japan, Switzerland, United Kingdom, Taiwan and under the Madrid Protocol), dermaPACE® (United States, European Community, Japan, South Korea, Switzerland, Taiwan, Canada, China, Brazil, Mexico, and under the Madrid Protocol), angioPACE® (European Community and United Kingdom), PACE® - Pulsed Acoustic Cellular Expression (United States, European Community, China, Hong Kong, Singapore, Switzerland, Taiwan, and Canada), orthoPACE® (United States, United Kingdom, and European Community), DAP® - Diffused Acoustic Pressure (United States and European Community), and Profile® (United States, European Community, and United Kingdom). Our newest trademark is Energy First® (United States), Healing Today, Curing Tomorrow® (United States), and UltraMIST® (United States).

Through the acquisition of UltraMIST®/MIST assets from Celularity, now SANUWAVE is the owner of the Celleration® (United States, Australia, Europe Community, and Japan), Proven Healing® (Madrid Protocol, European Community, and United Kingdom), MIST Ultrasound Healing Therapy & Design® (United States), MIST® (United States), MIST Therapy® (United States), and MIST & Design® (United States) registered trademarks.

We also maintain trademark registrations for: OssaTron® (United States), OSWT® (Switzerland) Evotron® (United States, Germany and Switzerland), Evotrode® (United States, Germany and Switzerland), Orthotripsy® (United States). We phased out the OssaTrode® (United States, Germany and Switzerland), Equitron® (United States and Switzerland). Reflectron® (Germany and Switzerland) and Reflectrode® (Germany and Switzerland), evoPACE® (Canada, Australia, European Community and Switzerland) trademarks, due to the fact that OssaTrode®, Equitron®, Reflectron® and Reflectrode® products are no longer available for sale in any market and evoPACE® is a product that was never commercialized.

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

To request marketing authorization by means of a 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to another legally marketed medical device, has the same intended use, and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information, and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues a clearance letter finding substantial equivalence. After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, would require a PMA. If the FDA determines that the product does not qualify for 510(k) clearance, then a company must submit, and the FDA must approve, a PMA before marketing can begin.

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

Manufacturing cGMP Requirements

Manufacturers of medical devices are required to comply with FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practices (cGMP) set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-PMA approval inspection before we can use it. We and some of our third-party service providers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

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

The primary regulatory body in Brazil is ANVISA, all medical devices imported into or distributed within Brazil must first undergo registration with ANVISA. Once ANVISA makes its final decision on registration applications, the result is published in Brazil’s Official Diary, in addition to ANVISA, our products require additional certification via INMETRO. We currently hold a Class II device licenses in BRAZIL for dermaPACE® and is in the process of registering our UltraMIST® product line

European Good Manufacturing Practices

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

Third Party Reimbursement

We anticipate that sales volumes and prices of the products we commercialize will depend in large part on the availability of coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans, and workers’ compensation plans. These third-party payers may deny coverage and reimbursement for a product or therapy, in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. The third-party payers also may place limitations on the types of physicians or clinicians that can perform specific types of procedures. In addition, third party payers are increasingly challenging the prices charged for medical products and services. Some third-party payers must also pre-approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been approved or cleared by the FDA for commercial distribution, we may find limited demand for the device until adequate reimbursement has been obtained from governmental and private third-party payers.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third party payers, that an adequate level of reimbursement will be available or that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.

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

The secondary phase in the CPT billing code process includes the establishment of a permanent CPT Category I code in which relative value is analyzed and established by the AMA. The approval of this code is based on, among other criteria, widespread usage and established clinical efficacy of the medical service.

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

We believe that the overall escalating costs of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. In addition, recent healthcare reform measures, as well as legislative and regulatory initiatives at the Federal and state levels, create significant additional uncertainties. There can be no assurance that third party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or reimbursement policies of third-party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payer coverage or reimbursement would have a material adverse effect on our business, operating results and financial condition.

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

Employees

As of December 31, 2021, we had a total of 40 full time employees in the United States. Of these, eight were engaged in research and development which includes clinical, regulatory and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Corporate Information

We were formed as a Nevada corporation in 2004. Our corporate headquarters address is 3360 Martin Farm Road, Suite 100 Suwanee, Georgia 30024, and our main telephone number is (770) 419-7525.

Available Information

We make available free of charge through our website - www.sanuwave.com - our periodic reports and registration statements filed with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to the SEC.  Our internet site and the information contained on or connected to that site are not incorporated by reference into this Form 10-K. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

Item 1A.	RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this form 10-K, including the consolidated financial statements and the related notes, before purchasing our Common Stock. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In any such event, the market price of our Common Stock could decline, and you could lose all or part of your investment.

Below is a summary of the Risk Factors that are reported in this 10-K for reference. The full report of Risk Factors follows the summary.

Risks Related to our Business

•
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

•	We have a history of losses, and we may continue to incur losses and may not achieve or maintain profitability.
•
If we are unable to successfully raise additional capital, our viability may be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.

•	The coronavirus, or COVID-19, pandemic has materially and adversely affected our clinical trial operations and may materially and adversely affect our financial results.
•	Our product candidates may not be developed or commercialized successfully.
•
The medical device/therapeutic product industries are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer and more effective than any products we may develop, our commercial opportunities will be reduced or eliminated.

•	If our products and product candidates do not gain market acceptance among physicians, patients and the medical community, we may be unable to generate significant revenues, if any.
•
We may not successfully establish and maintain licensing and/or partnership arrangements for our technology for non-medical uses, which could adversely affect our ability to develop and commercialize our non-medical technology.

•
Many of our product component materials are only produced by a single supplier for such product component. If we are unable to obtain product component materials and other products from our suppliers that we depend on for our operations, or find suitable replacement suppliers, our ability to deliver our products to market will likely be impeded, which could have a material adverse effect on us.

•
We currently sell our products through distributors and partners. Our business and results of operations could be adversely affected by any business disruptions or credit or other financial difficulties experienced by such distributors or partners.

•
We have entered into an agreement with companies owned by a current board member and stockholder that could delay or prevent an acquisition of our company and could result in the dilution of our stockholders in the event of our change of control.

•	The loss of our key management would likely hinder our ability to execute our business plan.
•	We face an inherent risk of liability in the event that the use or misuse of our product candidates results in personal injury or death.
•	We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.
•	We generate a portion of our revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.
•	Provisions in our Articles of Incorporation, Bylaws and Nevada law might decrease the chances of an acquisition.

Regulatory Risks

•	The results of our clinical trials may be insufficient to obtain regulatory approval for our product candidates.
•	We are subject to extensive governmental regulation, including the requirement of FDA approval or clearance, before our product candidates may be marketed.
•	Patients may discontinue their participation in our clinical studies, which may negatively impact the results of these studies and extend the timeline for completion of our development programs.
•	We rely on third parties to conduct our clinical trials, and their failure to perform their obligations in a timely or competent manner may delay development and commercialization of our device.
•	We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.
•	Regulatory approval of our product candidates may be withdrawn at any time.
•	Federal regulatory reforms may adversely affect our ability to sell our products profitably.
•	Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.
•
If we fail to obtain an adequate level of reimbursement for our approved products by third party payers, there may be no commercially viable markets for our approved products or the markets may be much smaller than expected.

•	Uncertainty surrounding and future changes to healthcare law in the United States may have a material adverse effect on us.
•
If we fail to comply with the United States Federal Anti-Kickback Statute, False Claims Act and similar state laws, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business and results of operations.

•	Failure to comply with the HIPAA Privacy, Security and Breach Notification Regulations, as such rules become applicable to our business, may increase our operational costs.
•	We face periodic reviews and billing audits from governmental and private payors and these audits could have adverse results that may negatively impact our business.
•	Product quality or performance issues may be discovered through ongoing regulation by the FDA and by comparable international agencies, as well as through our internal standard quality process.
•	The use of hazardous materials in our operations may subject us to environmental claims or liability.

Risks Related to Intellectual Property

•	The protection of our intellectual property is critical to our success and any failure on our part to adequately protect those rights could materially adversely affect our business.
•	Patent applications owned by us or licensed to us may not result in issued patents, and our competitors may commercialize the discoveries we attempt to patent.
•	Our patents may not be valid or enforceable and may be challenged by third parties.
•	Issued patents and patent licenses may not provide us with any competitive advantage or provide meaningful protection against competitors.
•	The ability to market the products we develop is subject to the intellectual property rights of third parties.

Risks Related to our Common Stock

•	Our stock price is volatile.
•	There is currently a limited trading market for our common stock and we cannot predict how liquid the market might become.
•	Trading for our common stock is limited under the SEC’s penny stock regulations, which has an adverse effect on the liquidity of our common stock.
•	As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.
•	We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.
•	The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

•	We have not sought an advisory stockholder vote to approve the compensation of our named executive officers.
•	Because we did not comply with our SEC filing obligations, our stock may become subject to limitations or reduction in stock price, liquidity, or volume.
•	We will need to improve our internal controls and procedures in order to remain current with our securities-related requirements.

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE® and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $27.3 million and $30.9 million for the years ended December 31, 2021 and 2020, respectively. The operating losses and the events of default on the Company’s notes payable indicate substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-K.

As of December 31, 2021, we had an accumulated deficit of $183.9 million and cash and cash equivalents of $619 thousand. For the years ended December 31, 2021 and 2020, the net cash used by operating activities was $6.7 million and $12.7 million, respectively. Cash used in operations averaged $1.1 million per month in the first quarter of 2021, approximately $700 thousand for the second quarter, approximately $400 thousand for the third quarter and approximately $50 thousand for the fourth quarter.

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

We have a history of losses, and we may continue to incur losses and may not achieve or maintain profitability.

For the year ended December 31, 2020, we had a net loss of $27.3 million and used $6.7 million of cash in operations. As of December 31, 2021, we had an accumulated deficit of $183.9 million and a total stockholders’ deficit of $39.0 million. For the year ended December 31, 2020, we had an accumulated deficit of $156.7 million and a total stockholders’ deficit of $13.7 million. As a result of our significant research, clinical development, regulatory compliance and general and administrative expenses, we expect to incur losses as we continue to incur expenses related to commercialization of the dermaPACE® System and research and development of the non-medical uses of the PACE technology. Even if we succeed in developing and commercializing the dermaPACE® System or any other product candidates, we may not be able to generate sufficient revenues and we may never achieve or be able to maintain profitability.

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

In 2019, Tissue Regeneration Technologies, LLC obtained clearance from the FDA for treatment of diabetic foot ulcers using non-focused shockwaves, as a 510(k) submission based on our dermaPACE® System de novo clearance. We take issue with the FDA’s decision regarding substantial equivalence of the unfocused shockwave technology with the focused shockwave technology that we are marketing. The so-called unfocused shockwaves, which in reality are pressure waves and not shockwaves, produce much lower energy compared to focused shockwaves, which makes the two technologies non-equivalent in energy output in the treatment zone.

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

Even if we obtain regulatory approval for our product candidates, they may not gain market acceptance among physicians, healthcare payers, patients and the medical community. Market acceptance will depend on our ability to demonstrate the benefits of our approved products in terms of safety, efficacy, convenience, ease of administration and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy, the pricing of our approved products and the reimbursement policies of government and third-party payers. Physicians may not utilize our approved products for a variety of reasons and patients may determine for any reason that our product is not useful to them. If any of our approved products fail to achieve market acceptance, our ability to generate revenues will be limited.

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

We depend on suppliers for product component materials and other components that are subject to stringent regulatory requirements. Many of our product component materials are only produced by a single supplier for such product component, and the loss of any of these suppliers could result in a disruption in our production. If this were to occur, it may be difficult to arrange a replacement supplier because certain of these materials may only be available from one or a limited number of sources. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors. In addition, some of our suppliers have been and will continue to be effect by supply chain problems resulting from the pandemic. Due to these disruptions, we have experienced a few small backorder situations on our UltraMIST® applicators. Establishing additional or replacement suppliers for these materials may take a substantial period of time, as certain of these suppliers must be approved by regulatory authorities.

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

For a period of approximately three months following the August 6, 2020 Asset Purchase Agreement, we utilized the seller to fulfill certain customer orders and to collect related accounts receivable payments from customer orders that originated from the acquired business after August 6, 2020. For the year ended December 31, 2020, orders fulfilled by the seller comprised approximately 49% of the Company’s 2020 full year revenues. As of December 31, 2020, accounts receivable balances that originated from these seller-fulfilled orders constituted approximately 46% of accounts receivable balances, all of which were either reserved as of December 31, 2020 or subsequently collected during 2021. For the year ended December 31, 2021, orders fulfilled by the seller comprised approximately 16% of the accounts receivable balances, and one other vendor comprised approximately 24% of the accounts receivable balances.

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

The use of our product candidates in clinical trials and the sale of any approved products may expose us to product liability claims which could result in financial loss. Our clinical and commercial product liability insurance coverage may not be sufficient to cover claims that may be made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost, or in sufficient amounts or scope, to protect us against losses. Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management team and other resources, and adversely impact or eliminate the prospects for commercialization of the product candidate, or sale of the product, which is the subject of any such claim. Although we do not promote any off-label use, off-label uses of products are common, and the FDA does not regulate a physician’s choice of treatment. Off-label uses of any product for which we obtain approval may subject us to additional liability.

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

The process of obtaining FDA approval is lengthy, expensive and uncertain, and we cannot be sure that our product candidates will be approved in a timely fashion, or at all. If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition would likely be adversely affected. The FDA has determined that our technology and product candidates constitute “medical devices” and are thus subject to review by the Center for Devices and Radiological Health. However, we cannot be sure that the FDA will not select a different center and/or legal authority for one or more of our other product candidates, in which case applicable governmental review requirements could vary in some respects and be more lengthy and costly.
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

The FDA’s requirements and international regulatory body requirements may change, and additional regulations may be promulgated that could affect us, our product candidates, and our suppliers and contract manufacturers. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business.

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

We engage a clinical research organization (CRO) and other third-party vendors to assist in the conduct of our clinical trials. There are numerous sources that are capable of providing these services. However, we may face delays outside of our control if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. Any third party that we hire to conduct clinical trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If we experience significant delays in the progress of our clinical trials, the commercial prospects for the product could be harmed and our ability to generate product revenues would be delayed or prevented. Any failure of the CRO and other third-party vendors to successfully accomplish clinical trial monitoring, data collection, safety monitoring and data management and the other services they provide for us in a timely manner and in compliance with regulatory requirements could have a material adverse effect on our ability to complete clinical development of our product and obtain regulatory approval. Problems with the timeliness or quality of the work of the CRO may lead us to seek to terminate the relationship and use an alternate service provider. However, making such changes may be costly and may delay our clinical trials, and contractual restrictions may make such a change difficult or impossible. Additionally, it may be difficult to find a replacement organization that can conduct our trials in an acceptable manner and at an acceptable cost.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

Our clinical trials may be suspended at any time for several reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

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

From time to time, legislation is drafted and introduced in the United States Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes on us, if any, may be.

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

The availability and levels of reimbursement by governmental and other third-party payers affect the market for our approved products. The efficacy, safety, performance and cost-effectiveness of our product and product candidates, and of any competing products, will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our approved products to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our approved products in the international markets in which those pricing approvals are sought.

We believe that, in the future, reimbursement for any of our products or product candidates may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or reimbursement policies of third-party payers may adversely affect the demand for our products currently under development and limit our ability to sell our products on a profitable basis. In addition, third party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services. If reimbursement for our approved products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our approved products would be impaired and our future revenues, if any, would be adversely affected.

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

Additionally, initiatives sponsored by government agencies, legislative bodies and the private sector to limit the growth of healthcare costs, including price regulation and competitive pricing, are ongoing in the United States and other markets. We could experience an adverse impact on our operating results due to increased pricing pressure these markets. Governments, hospitals and other third-party payors could reduce the amount of approved reimbursement for our products or deny coverage altogether. Reductions in reimbursement levels or coverage or other cost-containment measures could adversely affect our future operating results.

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

The privacy regulations establish a uniform federal standard but do not supersede state laws that may be more stringent. Therefore, as we expand our dermaPACE® business, we may also be required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. The federal privacy regulations restrict the ability to use or disclose certain individually identifiable patient health information, without patient authorization, for purposes other than payment, treatment or health care operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations.

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

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews and audits to verify our compliance with these programs and applicable laws and regulations. We also are subject to audits under various government programs in which third-party firms engaged by the Centers for Medicare & Medicaid Services conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare program. Private pay sources also reserve the right to conduct audits. If billing errors are identified in the sample of reviewed claims, the billing error can be extrapolated to all claims filed which could result in a larger overpayment than originally identified in the sample of reviewed claims. Our costs to respond to and defend reviews and audits may be significant and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, an adverse review or audit could result in:

•	required refunding or retroactive adjustment of amounts we have been paid by governmental or private payors;
•	state or Federal agencies imposing fines, penalties and other sanctions on us;
•	loss of our right to participate in the Medicare program, state programs, or one or more private payor networks; or
•	damage to our business and reputation in various markets.

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

We also rely upon trade secrets and unpatented proprietary know-how and continuing technological innovation in developing our products, especially where we do not believe patent protection is appropriate or obtainable. We seek to protect this intellectual property, in part, by generally requiring our employees, consultants, and current and prospective business partners to enter into confidentiality agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants, researchers, and advisors who we expect to work on our products and product candidates to agree to disclose and assign to us all inventions conceived during the workday, developed using our property or which relate to our business. We may lack the financial or other resources to successfully monitor and detect, or to enforce our rights in respect of, infringement of our rights or breaches of these confidentiality agreements. In the case of any such undetected or unchallenged infringements or breaches, these confidentiality agreements may not provide us with meaningful protection of our trade secrets and unpatented proprietary know-how or adequate remedies. In addition, others may independently develop technology that is similar or equivalent to our trade secrets or know-how. If any of our trade secrets, unpatented know-how or other confidential or proprietary information is divulged to third parties, including our competitors, our competitive position in the marketplace could be harmed and our ability to sell our products successfully could be severely compromised. Enforcing a claim that a party illegally obtained and is using trade secrets that have been licensed to us or that we own is also difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could have a material adverse effect on our business. Moreover, some of our academic institution licensees, evaluators, collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a material adverse effect on our business.

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

The existence of third-party patent applications and patents could significantly limit our ability to obtain meaningful patent protection. If patents containing competitive or conflicting claims are issued to third parties, we may be enjoined from pursuing research, development or commercialization of product candidates or may be required to obtain licenses, if available, to these patents or to develop or obtain alternative technology. If another party controls patents or patent applications covering our product candidates, we may not be able to obtain the rights we need to those patents or patent applications in order to commercialize our product candidates or we may be required to pay royalties, which could be substantial, to obtain licenses to use those patents or patent applications.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

There is currently a limited trading market for our common stock and we cannot predict how liquid the market might become.

To date, there has been a limited trading market for our common stock and we cannot predict how liquid the market for our common stock might become. Until September 28, 2021, our common stock was quoted on the OTC Pink Sheets, which is an inter-dealer market that provides significantly less liquidity than the New York Stock Exchange or the Nasdaq Stock Market. The Company was again listed on the OTC Pink Sheet after the filing our Form 10-Q for the quarter ended September 30, 2021. The quotation of our common stock on the OTC Pink Sheets does not assure that a meaningful, consistent and liquid trading market exists. The market price for our common stock is subject to volatility and holders of our common stock may be unable to resell their shares at or near their original purchase price, or at any price. In the absence of an active trading market:

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

Regulations of the SEC also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because only a few brokers or dealers are likely to undertake these compliance activities. Compliance with these requirements may make it more difficult for holders of our Common Stock to resell their shares to third parties or to otherwise dispose of them in the market.

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

Rule 14a-21 under the Exchange Act requires us to seek a separate stockholder advisory vote at our annual meeting at which directors are elected to approve the compensation of our named executive officers, not less frequently than once every three years (say-on-pay vote), and, at least once every six years, to seek a separate stockholder advisory vote on the frequency with which we will submit advisory say-on-pay votes to our stockholders (say-on-frequency vote). We have not submitted to our stockholders a say-on-pay vote to approve an advisory resolution regarding our compensation program for our named executive officers, or a say-on-frequency vote. Consequently, the board of directors has not considered the outcome of our say-on-pay vote results when determining future compensation policies and pay levels for our named executive officers.

Because we did not comply with our SEC filing obligations, our stock may become subject to limitations or reduction in stock price, liquidity, or volume.

Rule 15c2-11 under the Exchange Act governs the publication of quotations in over-the-counter (”OTC”) markets. On September 16, 2020, the SEC adopted amendments to the Rule which prohibits broker-dealers from publishing or submitting for publication a quote for an issuer’s securities unless they are based on current publicly available information about the issuer. The amended Rule also limits the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act Reports.

The practical impact of these changes requires us to maintain a level of periodic disclosure. However, we did not timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2020 or our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 or June 30, 2021. As a result, our stock was removed from the OTC Bulletin Board on September 28, 2021, which limited the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. The company upon filling the Form 10-Q for the quarter ended September 30, 2021 was allowed to return to the OTC Pink Sheets. With trading on the Pink Sheets the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

We are submitting this Annual Report 10-K for the year ended December 31, 2021 after the required SEC filing deadlineAs a result, our failure to maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the trading price of our stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

          None.

Item 2.	PROPERTIES

We have an operations, production and research and development office in a leased facility in Suwanee, Georgia, consisting of 10,177 square feet of space under a lease which expired on December 31, 2021, and is now being utilized on a month-by-month basis. Under the terms of the lease, we paid monthly rent of $14,651, subject to a 3% adjustment on an annual basis.

We have another operations and research and development office in a leased facility in Eden Prairie, Minnesota, consisting of 8,199 square feet of space under a lease which expires on August 31, 2023. Under the terms of the lease, we pay monthly rent of $6,388, subject to a 2.45% adjustment on an annual basis.

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

In May 2021, the Company received notification that it is not in compliance with the Biovance portion of the License Agreement with Celularity as discussed in Note 5. The Company has responded and asserted that the Company is not in breach and that the Supplier has breached various agreements. It is too early to determine the outcome of this matter. Any potential impact to the Company cannot be fully determined at this time.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the OTC Expert Market under the symbol “SNWV”. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

Holders of Common Stock

As of December 31, 2021, there were 481,619,621 shares of Common Stock outstanding and approximately 198 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$0.00	-
Equity compensation plans not approved by security holders	31,409,385	$0.28	3,240,615
Total	31,409,385	$0.28	3,240,615

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

Leviston

Please see Item 7, “Management Discussion and Analysis-Liquidity and Capital Resources-Convertible Notes Payable” for discussion of the transactions with Leviston, including the issuance of a convertible note and other various securities of the Company.

Item 6.	[Reserved]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead regenerative product in the United States is the dermaPACE® device, used for treating diabetic foot ulcers, which was subject to two double-blinded, randomized Phase III clinical studies. On December 28, 2017, the FDA granted the Company’s request to classify the dermaPACE® System as a Class II device via the de novo process. As a result of this decision, the Company was able to immediately market the product for the treatment of diabetic foot ulcers as described in the de novo request, subject to the general control provisions of the FD&C Act and the special controls identified in this order.

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

Our portfolio of healthcare products and product candidates activate biologic signaling and angiogenic responses, including new vascularization and microcirculatory improvement, helping to restore the body’s normal healing processes and regeneration. We intend to apply our Pulsed Acoustic Cellular Expression (PACE®) technology in wound healing, orthopedic, plastic/cosmetic and cardiac conditions. The Company is marketing its dermaPACE® System for treatment usage in the United States and will continue to generate revenue from sales of the European Conformity Marking (CE Mark) devices and accessories in Europe, Canada, Asia, and Asia/Pacific. The Company generates revenue streams from product sales, licensing transactions, dermaPACE® treatments and other activities, and with its recent acquisition of the UltraMIST® assets, SANUWAVE now combines two highly complementary and market-cleared energy transfer technologies used in the dermaPACE® and UltraMIST® Systems and two human tissue biologic products (Biovance® and Interfyl®), which creates a platform of scale with an end-to-end product offering in the advanced wound care market.

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

The worldwide spread of the COVID-19 virus is expected to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of products, including from our customers. We have experienced a disruption of our supply channels which will continue for an unknown period of time until the global supply chain can return to the pre- disease status. Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring. These factors have had and we expect that they will continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

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

Financial Overview

Since inception in 2005, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. We expect to devote substantial resources for the commercialization of the dermaPACE® System and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $27.3 million and $30.9 million for the years ended December 31, 2021 and 2020, respectively. These factors and the events of default on the notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date.

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

The continuation of our business is dependent upon raising additional capital to fund operations. Management’s plans are to obtain additional capital in 2022 and 2023 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, the issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Since our inception, we have incurred losses from operations each year. As of December 31, 2021, we had an accumulated deficit of $183.9 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we incur expenses related to commercialization of our dermaPACE® system for the treatment of diabetic foot ulcers in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE® system, then we hope to partially or completely offset these losses in the future. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, may provide the necessary funding for us to continue as a going concern for the next year.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to the estimate of the fair value of embedded conversion options and warrants. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions. The results of our operations for any historical period are not necessarily indicative of the results of our operations for any future period.

In addition, there are other items within our financial statements that require estimation but are not deemed critical as defined above. Changes in these and other items could still have a material impact upon our financial statements.

The following accounting policies are deemed critical.

Revenue Recognition

We recognize revenue in accordance with two different Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) standards: 1) Topic 606 and 2) Topic 842. In accordance with ASC 606, we apply the following the five-step model: (1) identify the contract(s) with a customer, (2) identify the performance obligation(s) in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the Company satisfies a performance obligation. We recognize revenue primarily from the following types of contracts under ASC 606: (1) sales of products, accessories and parts, (2) licensing fees, (3) other revenue, (4) shipping and handling costs. The company also recognizes rental revenue under ASC 842 where we have determined that these are operating leases and we recognize the revenue in the period where it is billed to the customer. However, under the pay per use agreement, the Company will earn revenues based on the number of times the device is used. Under the guidance Lease payments based on usage of the device are variable lease payments and should be recorded in the period in which the obligation for the payment is incurred.

Derivative Liability’s from Embedded Conversion Options and Warrants– Under ASC Topic 815 the company classified certain convertible instruments as having embedded conversion options which qualified as derivative financial instruments to be separately accounted for. The company also under ASC Topic 815 determined that certain warrants also qualified as derivative financial instruments.  Various valuations models were used to estimate the fair value of these derivative financial instruments that are classified as derivative liabilities on the consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates and as such are subject to uncertainty. The material assumptions for the selected subjective inputs have not changed for the reporting period, except for the expected volatility, which is estimated based on the actual volatility during the most recent historical period of time equal to the remaining life of the instruments.

Results of Operations for the Years ended December 31, 2021 and 2020

The following table sets forth our consolidated statement of operations for the fiscal years ended December 31, 2021 and 2020, and the change between the two years (dollars in thousands):

	For the Years Ended
	December 31,		Change
	2021	2020	$	%
Revenues:
Total Revenue	$13,010	$4,057	$8,953	221%
Cost of Revenues	4,986	1,162	3,824	329%
Gross Margin	8,024	2,895	5,129	177%
Operating Expenses:
General and administrative	11,690	13,723	(2,033)	-15%
Selling and marketing	8,591	5,160	3,431	66%
Research and development	1,101	1,246	(145)	-12%
Impairment of intangible assets	-	7,185	(7,185)	-100%
Depreciation and amortization	784	781	3	0%
Operating Loss	(14,142)	(25,200)	11,058	-44%
Other Income (Expense), net	(13,089)	(5,737)	(7,352)	128%
Income tax expense	28	-	28	-
Net Loss	$(27,259)	$(30,937)	3,678	-12%

Revenues and Cost of Revenues

Revenues for the year ended December 31, 2021 were $13.0 million, compared to $4.1 million for the same period in 2020, an increase of $8.9 million or 221%. Revenue resulted primarily from sales in Europe and Asia/Pacific of our orthoPACE devices and related applicators and sales in the United States and Asia/Pacific of our dermaPACE® devices and related applicators as well as UltraMIST® product sales after the August 6, 2020 Acquisition. The primary driver for the revenue increase were a full year of sales of the UltraMIST® product for the year ended December 31, 2021, as compared to approximately five months of sales totaling $3.7 million for the year ended December 31, 2020.

Cost of revenues for the year ended December 31, 2021 were $5.0 million, compared to $1.2 million for the same period in 2020. The increase in cost of revenues was primarily driven by sales of the UltraMIST® product subsequent to the August 6, 2020 Acquisition. Gross profit as a percentage of revenues was 62% for the year ended December 31, 2021, compared to 71% for the same period in 2020. The decrease in gross profit as a percentage of revenues in 2021 was primarily due the increase in higher margin sales in the third and fourth quarter of 2020 offset by the minimum purchase fee related to the acquisition that was recorded in the first and second quarters of 2021 with no associated revenue.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 were $1.1 million, compared to $1.2 million for the same period in 2020, a nominal decrease. The decrease in research and development expenses in 2021, as compared to 2020, was due to contracting expenses for temporary services, increased services related to the dosage study in Poland and increased expenses related to electrical testing for the device as well as the acquisition of additional of employee to support the UltraMIST® products that occurred during the year ended December 31, 2020.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2021 were $8.6 million as compared to $5.2 million for the same period in 2020, an increase of $3.4 million, or 66%. The year-over-year increase in sales and marketing expenses in 2021 was a result of a full year of sales and marketing expenses related to operating the UltraMIST® business compared to approximately five months of UltraMIST® operations as a result of the August 6, 2020 Acquisition.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were $11.7 million as compared to $13.7 million for the same period in 2020, a decrease of $2.0 million, or 15%. The decrease in 2021 as compared to 2020, was primarily due to the higher costs in 2020 resulting from the acquisition-related transaction expenses, share-based compensation for services, higher lease and payroll-related to costs subsequent to the August 6, 2020 Acquisition, as well as increased consulting and IT costs associated with the integration of the Acquisition.

Impairment of Intangible Assets

During the fourth quarter of 2020, the Company determined that the intangible asset for customer relationships related to the biological products was impaired due to significant shortfalls in sales of the products during that period compared with the sales projections used to determine the fair value the intangible asset as of the August 6, 2020 acquisition date. The Company does not expect sales of biological products to sufficiently recover. At December 31, 2020, the Company recorded a $7.2 million impairment charge for this intangible asset. The Company has determined that there is no impairment charge for the year ended December 31, 2021.

Depreciation and Amortization Expenses

Depreciation and amortization operating expenses were $784 thousand for the year ended December 31, 2021 versus $781 thousand for the same period of 2020.

Other Income (Expense)

Other income (expense) was a net expense of $13.1 million for the year ended December 31, 2021, as compared to a net expense of $5.7 million for the same period in 2020, a net expense increase of $7.4 million. The change was driven by increased interest expense of $4.7 million, and a loss on the issuance of debt of $3.6 million, partially offset by the decrease of the change in the fair value of derivative liability of $1.2 million. The increased interest expense was the result of higher levels of debt outstanding during 2021 compared with 2020 and the change in fair value of the derivative liability relates to warrants issued during 2021.

Net Loss

Net loss for the year ended December 31, 2021 was $27.3 million, or ($0.05) per basic and diluted share, compared to a net loss of $30.9 million, or ($0.08) per basic and diluted share, for the same period in 2020. The decrease in the net loss was primarily a result of higher 2021 operating and other expenses, partially offset by increases in revenues/gross margin as noted above.

Liquidity and Capital Resources

As of December 31, 2021, our cash, cash equivalents and marketable securities totaled $.6 million.

We have incurred a net loss of $27.3 million and $30.9 million for the years ended

December 31, 2021 and 2020, respectively and cash used for operating and capital investment in the business was $6.9M We expect to continue to incur substantial negative cash flows from operations for the first half of 2022

Our expected cash requirements for the next 12 months and beyond are largely based on the commercial success of our products and the level of targeted investment in our commercial strategies. These conditions as well as the events of default on various notes payable raise substantial doubt about our ability to continue as a going concern.

We have historically funded our operations from the sale of our common stock, issuance of notes payable, and the exercise of warrants. During the year ended December 31, 2021, we received net proceeds of approximately $5.1 million net from such activities, and as of December 31, 2021, our cash, cash equivalents and marketable securities totaled $.6 million.

The company has material cash requirement in 2022 including past due payables, contract obligations to our critical vendors, notes in default, registration and other penalties related to  notes payable, warrants, and registration right agreements. Management’s plans to address the short-term and liquidity needs are to obtain additional capital in 2022 and 2023 through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing arrangements, or raise capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing shareholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms.

Beyond the next 12 months, we expect to devote substantial resources for the commercialization of the dermaPACE® System and will continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We also plan to devote resources to the continued commercialization of the dermaPACE and UltraMIST® product including hiring of new employees, expansion of our international business and continued research and development of next generation of our technology as well as non-medical uses of our technology

Our existing resources are unlikely to allow us to conduct all the activities that we believe could be beneficial for our future growth. As a result, we will need to seek additional funds in the future or curtail or forgo some or all such activities. If we seek to and are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. Changes, including those relating to the payer and competitive landscape, our commercialization strategy, our development activities and regulatory matters, may occur beyond our control that would cause us to consume our available capital more quickly.

Master Equipment Lease

On January 26, 2018, the Company entered into a Master Equipment Lease with NFS Leasing Inc. (“NFS”) to provide financing for equipment purchases to enable the Company to begin placing the dermaPACE® System in the marketplace. This agreement provides for a lease line of up to $1,000,000 with a term of 36 months, and grants NFS a security interest in the Company’s accounts receivable, tangible and intangible personal property and cash and deposit accounts of the Company. In 2020 and 2021, the Company entered into additional equipment leases under the Master Equipment Lease and they are included in property, plant and equipment as a right of use asset with a related finance lease liability in our consolidated balance sheets.

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

Convertible notes payable

On August 6, 2020, the Company entered into a letter agreement (the “HealthTronics Agreement”) with HealthTronics pursuant to which the Company paid off all outstanding debt due and owed to HealthTronics, including the notes payable. Pursuant to the HealthTronics Agreement, as consideration for the extinguishment of the debt due to HealthTronics, (i) the Company paid to HealthTronics an amount in cash equal to $4.0 million, (ii) HealthTronics exercised all of its outstanding Class K Warrants to purchase 7,200,000 shares of common stock, (iii) the Company issued to HealthTronics a convertible note payable in the amount of $1.4 million, and (iv) the Company and HealthTronics entered into a Securities Purchase Agreement dated August 6, 2020 pursuant to which the Company issued to HealthTronics an aggregate of 8,275,235 shares of common stock and an accompanying Class E warrant to purchase up to an additional 8,275,235 shares of common stock. The warrant has an exercise price of $0.25 per share and a three-year term.

The convertible promissory note, with principal amount of $1.4 million, matured on August 6, 2021 and has not been repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the convertible note payable and, accordingly, it began accruing interest of 2% in addition to the 12% initial rate as of the date of the default.

In the event that the Seller Note has not been repaid prior to January 1, 2021, HealthTronics may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. As this conversion option is contingent, the conversion option has not been bifurcated from the host instrument as of December 31, 2020. The convertible promissory note is expressly subordinate to the NWPSA “Senior Secured Notes” described in Note 13. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty.

SBA loans

On May 28, 2020, the Company received proceeds from a loan in the amount of $454 thousand (the “PPP Loan”) from Truist Bank, as lender, pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan matures on May 28, 2022 and bears interest at a rate of 1% per annum. Commencing December 12, 2020, the Company is required to pay the lender equal monthly payments of principal and interest. The PPP Loan is evidenced by a promissory note dated May 28, 2020 (the “Note”), which contains customary events of default relating to, among other things, payment defaults and breaches of representations, warranties and covenants. The PPP Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

All or a portion of the PPP Loan may be forgiven by the U.S. Small Business Administration (“SBA”) upon application by the Company beginning 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. The ultimate forgiveness of the PPP Loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. Under the terms of the PPP Loan, the Company may be eligible for full or partial loan forgiveness in the third quarter of 2020. The Company completed the application for loan forgiveness during the third quarter of 2021. The Company received a letter from the SBA dated August 27, 2021 forgiving $454 thousand of the PPP Loan principal and $6 thousand of interest.

On June 10, 2020, the Company secured a loan offered by the U.S. Small Business Administration (“SBA”) under its Economic Injury Disaster Loan assistance program (“EIDL”) in light of the impact of COVID-19 pandemic on the Company’s business. The principal amount of this loan was $150 thousand and interest accrued at the rate of 3.75% per annum. This loan was repaid in full on August 5, 2020 with proceeds from the NWPSA Senior Notes as part of the conditions of that agreement.

Senior Secured promissory notes

On August 6, 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”), with the noteholder party thereto and NH Expansion Credit Fund Holdings LP, as agent. As a result, the Company issued a $15,000,000 Secured Promissory Note (the “Senior Notes”) and Warrant exercisable into shares of the Company’s common stock (the “Warrant”) in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST® assets from Celularity, among other transactions. The Company received net proceeds from issuing the Notes and NH Warrant of $13.3 million. The NWPSA provides for (i) the sale and purchase of secured notes in an aggregate original principal amount of $15 million and (ii) the issuance of 13,091,160 warrants equal to 2.0% of the fully-diluted common stock of the Company as of the issue date. The warrant has an exercise price of $0.01 per share and a 10-year term. The warrant agreement contains a put option. Upon payment in full of the Note, the holder has the ability to require the Company to purchase the warrants from the holder for cash. Accordingly, the warrant has been classified as a derivative liability. The holder has the option to exercise the put any time between the payment of the Note and the expiration of the warrants. The Note has a maturity date of September 30, 2025 and accrues interest at a rate that is the sum of: (a) the greater of the quarter end prime rate or 3% plus (b) 9%, due in quarterly arrears. The Senior Notes are secured by substantially all assets of the Company including in the event of default placing bank accounts under a control agreement, copyrights, trademarks, patents, applications, registered and unregistered, licenses, designs, held or acquired after August 6, 2020 by the Company.

The Company was in default of the minimum liquidity provisions of the Senior Secured Promissory Notes beginning in October 2020 and, accordingly, the Senior Promissory Notes began accruing interest of 5.0% in addition to the stated rate as of the date of default.

Convertible promissory notes – 2020

On August 6, 2020, the Company entered into an asset purchase agreement with Celularity, pursuant to which the Company acquired Celularity’s UltraMIST® assets. A portion of the aggregate consideration of $24.0 million paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4.0 million. The Seller Note had a maturity date of August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Seller Note and, accordingly, it began accruing additional interest of 5.0% in addition to the 12.0% initial rate, as of the date of default.

In the event that the Seller Note had not been repaid prior to January 1, 2021, Celularity may elect to convert the outstanding principal amount plus any accrued but unpaid interest thereon into shares of the Company’s common stock, at a conversion price of $0.10 per share. As this conversion option is contingent on a future event, the conversion option has not been bifurcated from the host instrument as of December 31, 2020. The Seller Note is expressly subordinate to the NWPSA Senior Notes described above under “Senior Secured Promissory Notes.” The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty.

On June 5, 2020, the Company entered into a Securities Purchase Agreement with investor LGH Investments LLC (the “Investor”) for (i) a Promissory Note (the “Convertible Promissory Note”) in the original principal amount of $1.2 million, convertible into shares of common stock, (ii) warrants entitling the Investor to acquire 1,075,000 shares of common stock (the “Warrants”) and (iii) 200,000 restricted common shares in the Company as an inducement grant (the “Inducement Shares”). Such note contained certain default provisions, as defined, resulting in net proceeds of $1.1 million. As part of the Securities Purchase Agreement, the Company established a reserve of shares of its authorized but unissued and unreserved common stock in the amount of 11,000,000 shares for purposes of exercise of the Warrant or conversion of the Convertible Promissory Note. The Convertible Promissory Note matures on February 5, 2021 and includes a one-time interest charge of 8% to be applied on the issuance date to the original principal amount. The Investor can convert the Convertible Promissory Note and interest at any time prior to maturity to the number of shares of common stock, equal to the amount obtained by dividing (i) the amount of the unpaid principal and interest on the note by (ii) $0.25. The Warrants have an exercise price of $0.35 per share and have a term of five years and recorded as a liability by the Company. With respect to the Inducement Shares, in the event the Company’s share price has declined on the date on which the Investor seeks to have the restricted legend removed on such shares, the Company agrees to issue the Investor additional shares such that the aggregate value of the Inducement Shares equals the aggregate value of the Inducement Shares as of June 5, 2020. The Inducement Shares were issued on September 11, 2020 and included in common stock and additional paid in capital.

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

April 2021 Securities Purchase Agreement and Warrants

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

Cash flows (uses) from operating, investing and financing activities - For the years ended December 31, 2021 and 2020, net cash used by operating activities was $6.4 million and $12.7 million, respectively, primarily consisting of compensation costs, research and development activities and general corporate operations. The decrease in the use of cash for operating activities for the year ended December 31, 2021, as compared to the same period for 2020, of $6.1 million, or 47%, was primarily due to the decrease in the net loss, a decrease in accounts receivable, as well as decreases in accrued interest, and interest payable, related parties, partially offset by increases in certain non-cash expenses, such as depreciation and amortization, bad debt expense, amortization of debt issuance costs and original issue discount, and change in fair value of derivative liability and increases in accounts payable and accrued expenses.

Net cash used by investing activities in 2021 was $529 thousand as compared to net cash used by investing activities of $20.1 million in 2020. The decrease is primarily due to the $20,000,000 Acquisition of UltraMIST® on August 6, 2020.

Net cash provided by financing activities for the year ended December 31, 2021 was $5.1 million, which consisted of proceeds from convertible promissory notes of $1.9 million, cash received from accounts receivable factoring of $1.7 million, proceeds from notes payable of $940 thousand, less principal payments of $436 thousand on debt and finance lease obligations. Net cash provided by financing activities for the year ended December 31, 2020 was $33.4 million, which consisted of proceeds from PIPE offerings of $21.4 million, proceeds from notes payable of $13.3 million, advances from related parties of $23 thousand, net proceeds from sales of convertible preferred stock and convertible promissory notes totaling $3.6 million, proceeds from SBA loans of $614 thousand, and proceeds from exercises of stock options and warrants totaling $48 thousand, less principal payments totaling $5.6 million on debt and finance lease obligations.

Cash and cash equivalents decreased by $1.8 million for the year ended December 31, 2021 and cash and cash equivalents increased by about $676 thousand for the year ended December 31, 2020.

Contractual Obligations

Our major outstanding contractual obligations relate to operating leases for our two facilities and office equipment, as well purchase and supplier obligations for product component materials and equipment, and our notes payable, related parties.

In August 2016, we entered into a lease agreement for 7,500 square feet of office space for office, research and development, quality control, production and warehouse space which expired on December 31, 2021. On February 1, 2018, we entered into an amendment to the lease agreement for an additional 380 square feet of office space for storage which expired on December 31, 2021. On January 2, 2019, we entered into a second amendment to the lease agreement for an additional 2,297 square feet of office space for office space which expired on December 31, 2021. Under the terms of the lease, we pay monthly rent of $14,651, subject to a 3% adjustment on an annual basis.

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

We have developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantities of product component materials for our products through the development, clinical testing and commercialization phases. We have a manufacturing supply agreement with Swisstronics Contract Manufacturing AG in Switzerland, a division of Cicor Technologies Ltd., covering the generator box component of our PACE devices. We have a manufacturing supply agreement with Minnetronix for the UltraMIST® devices and the Dynamic Group for UltraMIST® applicators. Celularity is our current supplier of the Biovance and Interfyl product lines. See Note 25, Subsequent Events, for information regarding disputes with Celularity and Minnetronix.

On August 6, 2020 the Company assumed obligations for a purchase order for UltraMIST® devices from Celularity related to purchases of UltraMIST® devices from Minnetronix. This purchase order had a remaining purchase commitment of $1,058,170. This purchase agreement also calls for production delay fees of 1.25% of the committed inventory if the Company delays production. There is also a cancelation clause of 20% of the remaining balance in the event that the Company delays production for more than six months. For additional details, see “Contingencies” in Note 20 of the Notes to Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
SANUWAVE Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SANUWAVE Health, Inc.  (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations and the occurrence of the events of default on the Company’s debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY
May 13, 2022

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(In thousands except share data)

	2021	2020
ASSETS
Current Assets:
Cash	$619	$2,437
Accounts receivable, net of allowance for doubtful accounts of $785 in 2021 and $343 in 2020	2,415	2,356
Inventory	1,040	2,956
Prepaid expenses and other current assets	326	179
Total Current Assets	4,400	7,928
Property and Equipment, net	668	471
Right of Use Assets, net	344	795
Other Intangible Assets, net	5,841	6,545
Goodwill	7,260	7,260
Other Assets	106	28
Total Assets	$18,619	$23,027

LIABILITIES
Current Liabilities:
Senior secured promissory note payable, in default	$11,586	$10,676
Convertible promissory notes payable, in default	11,601	4,000
Convertible promissory notes, related parties, in default	1,596	1,596
Advances on future cash receipts	446	-
Accounts payable	7,644	4,454
Accrued expenses	4,394	2,127
Accrued employee compensation	4,247	2,541
Due under factoring agreement	1,737	-
Warrant liability	9,614	8,855
Current portion of SBA loans	158	321
Accrued interest	2,521	1,021
Accrued interest, related parties	289	77
Current portion of lease liabilities	268	451
Current portion of contract liabilities	48	32
Other	114	23
Total Current Liabilities	56,263	36,174
Non-current Liabilities
SBA loans	875	143
Lease liabilities	118	391
Contract liabilities	293	37
Deferred tax liability	28	-
Total Non-current Liabilities	1,314	571
Total Liabilities	57,577	36,745

Commitments and Contingencies (Footnote 19)

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175, 293, 90 and 8 shares designated Series A, Series B, Series C and Series D, respectively; no shares issued and outstanding at December 31, 2021 and 2020	-	-
Common Stock, par value $0.001, 800,000,000 shares authorized; 481,619,621 and 470,694,621 issued and outstanding at December 31, 2021 and 2020, respectively	482	471
Additional Paid-in Capital	144,582	142,563
Accumulated Deficit	(183,949)	(156,690)
Accumulated Other Comprehensive Loss	(73)	(62)
Total Stockholders’ Deficit	(38,958)	(13,718)
Total Liabilities and Stockholders’ Deficit	$18,619	$23,027

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31, 2021 and 2020
(In thousands except share data)

	2021	2020
Revenues:
Accessory and parts revenue	$8,072	$1,209
Product	3,116	2,267
Rental income	1,627	429
License fees and other	195	152
Total Revenue	13,010	4,057

Cost of Revenues	4,986	1,162

Gross Margin	8,024	2,895

Operating Expenses:
General and administrative	11,690	13,723
Selling and marketing	8,591	5,160
Research and development	1,101	1,246
Impairment of intangible assets	-	7,185
Depreciation and amortization	784	781
Total Operating Expenses	22,166	28,095

Operating Loss	(14,142)	(25,200)

Other Income (Expense):
Interest expense	(6,883)	(2,025)
Interest expense, related party	(212)	(516)
Partnership fee income	-	600
Change in fair value of derivative liabilities	(2,622)	(3,193)
Loss on issuance of debt	(3,572)	-
Gain / (loss) on extinguishment of debt	204	(565)
Gain / (loss) on foreign currency exchange	(4)	(38)
Other Income (Expense), net	(13,089)	(5,737)

Net Loss before Income Taxes	(27,231)	(30,937)

Income tax expense	28	-

Net Loss	(27,259)	(30,937)

Other Comprehensive Loss
Foreign currency translation adjustments	(11)	-

Total Comprehensive Loss	$(27,270)	$(30,937)

Loss per Share:
Net loss per share, basic and diluted	$(0.05)	$(0.08)

Weighted average shares outstanding, basic and diluted	518,355,642	378,128,645

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands except share data)

	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2019	-	$-	293,780,400	$294	$115,458	$(125,753)	$(62)	$(10,063)
Net loss	-	-	-	-	-	(30,937)	-	(30,937)
Proceeds from warrant exercise	-	-	1,000,000	1	9	-	-	10
Conversion of short term notes and convertible notes payable	-	-	4,829,789	5	560	-	-	565
Reclassification of warrant liability to equity	-	-	-	-	6,293	-	-	6,293
Conversion of advances from related parties	-	-	262,811	-	18	-	-	18
Conversion of notes payable, related parties	-	-	15,475,235	15	2,276	-	-	2,291
Shares issued for services	-	-	12,700,000	13	2,533	-	-	2,546
Proceeds from PIPE offering, net of offering costs	-	-	124,621,428	125	12,558	-	-	12,683
Stock-based compensation	-	-	-	-	22	-	-	22
Proceeds from stock option exercise	-	-	325,000	-	48	-	-	48
Beneficial conversion feature on convertible debt	-	-	-	-	561	-	-	561
LGH warrant liability	-	-	-	-	(249)	-	-	(249)
Series C and Series D preferred stock converted to common stock	-	-	17,499,958	18	2,432	-	-	2,450
Inducement shares issued	-	-	200,000	-	44	-	-	44
Foreign currency translation adjustment	-	-	-	-	-	-	-	-

Balances as of December 31, 2020	-	$-	470,694,621	$471	$142,563	$(156,690)	$(62)	$(13,718)

Cashless warrant exercise	-	-	10,925,000	11	(11)	-	-	-
Reclassification of warrant liability due to cashless warrant exercise	-	-	-	-	2,030	-	-	2,030
Net loss	-	-	-	-	-	(27,259)	-	(27,259)
Foreign currency translation adjustment	-	-	-	-	-	-	(11)	(11)

Balances as of December 31, 2021	-	$-	481,619,621	$482	$144,582	$(183,949)	$(73)	$(38,958)

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Cash Flows - Operating Activities:
Net loss	$(27,259)	$(30,937)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of intangibles	704	713
Depreciation	532	299
Bad debt expense	442	302
Impairment of intangible assets	-	7,185
Stock-based compensation	-	22
Shares issued for services	-	2,546
Shares issued for inducement	-	45
Gain/loss on extinguishment of debt	(204)	565
Income tax expense	28	-
Change in fair value of derivative liabilities	2,622	3,193
Loss on issuance of debt	3,572	-
Amortization of debt issuance costs and original issue discount	3,226	484
Accrued interest	1,506	1,098
Interest payable, related parties	212	401
Changes in operating assets and liabilities
Accounts receivable - trade	(395)	(2,582)
Inventory	1,916	(553)
Prepaid expenses	(118)	(54)
Other assets	(111)	13
Operating leases	-	(6)
Accounts payable	3,181	3,015
Accrued expenses	1,818	1,169
Accrued employee compensation	1,837	934
Contract liabilties	82	(570)
Net Cash Used by Operating Activities	(6,409)	(12,718)

Cash Flows - Investing Activities
Acquisition of UltraMIST, net of $4,000,000 note payable to seller	-	(20,000)
Purchases of property and equipment	(529)	(53)
Net Cash Flows Used by Investing Activities	(529)	(20,053)

Cash Flows - Financing Activities
Proceeds from sale of convertible preferred stock	-	2,450
Proceeds from convertible promissory notes	1,928	1,100
Proceeds from SBA loan	1,033	614
Proceeds from PIPE offering, net of offering costs	-	21,456
Proceeds from senior secured promissory notes	940	13,347
Proceeds from stock option exercises	-	48
Proceeds from factoring	1,737	-
Proceeds from warrant exercises	-	10
Advances from related parties	175	23
Repayments of debt principal on convertible promissory notes, related parties, convertible promissory notes and SBA loans	(493)	(5,458)
Payments of principal on finance leases	(199)	(143)
Net Cash Flows Provided by Financing Activities	5,121	33,447

Effect of Exchange Rates on Cash	(1)	-

Net Change in Cash During Period	(1,818)	676

Cash at Beginning of Period	2,437	1,761
Cash at End of Period	$619	$2,437

Supplemental Information:
Cash paid for interest	$2,580	$436

Non-cash Investing and Financing Activities:
Reclassification of warrant liabilities to equity	$2,030	$6,293
Embedded conversion feature on convertible debt	4,138	561
Warrant issuance in conjunction with advances on future cash receipts	1,227	-
Warrant issuance in conjunction with convertible notes	1,055	-
Acquisition of UltraMIST partially financed with convertible promissory note	-	4,000
Conversion of notes payable, related parties	-	2,291
Series C and Series D preferred stock converted to common stock	-	2,450
Exchange line of credit and notes payable, related parties, for convertible promissory notes, related partes	-	1,596
Conversion of short-term notes payable to equity	-	565
Conversion of advance from related parties	-	18

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

Reclassification – Certain accounts in the prior period Consolidated Financial Statements have been reclassified to conform to the presentation of the current year consolidated financial statements. Accrued executive severance at December 31, 2020 of $154 thousand was reclassified from accrued expenses to accrued employee compensation. This reclassification had no effect on the previously reported operating results.

COVID-19 – The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of products, including from our customers. We have experienced a disruption of our supply channels which will continue for an unknown period of time until the global supply chain can return to the pre- disease status. Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring. These factors have had and we expect that they will continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

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

Significant estimates include the recording of allowances for doubtful accounts, the net realizable value of inventory, useful lives of long-lived assets, fair value of goodwill and other intangible assets, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, and the estimated fair value of embedded derivatives, including warrants and embedded conversion options.

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

Concentration of credit risk - Management routinely assesses the financial strength of its customers and, as a consequence, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited.

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

Estimated Useful Life
Machines and equipment	3 years
Office and computer equipment	3 years
Medical devices on rent	5 - 15 years
Software	2years
Furniture and fixtures	3 years

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. The Company performed a qualitative evaluation at the reporting unit level and determined there was no Goodwill impairment for the year ended December 31, 2021. Intangible assets arising from the Company’s acquisition are amortized on a straight‑line basis over the estimated useful life of each asset. Customer relationships have a useful life of seven years. Patents and tradenames have a useful life of nineteen years. At December 31, 2020, the Company determined that intangible assets related to certain customer relationships was impaired. See Note 8 for additional discussion of this impairment. The Company has determined that there were no impairment to goodwill or intangible assets for the year ended December 31, 2021.

Impairment of long-lived assets – The Company reviews long-lived assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the asset’s carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. The Company determines fair value by using a combination of comparable market values and discounted cash flows, as appropriate. Except for the impairment of the intangible assets discussed above, the Company determined that no impairment of long-lived assets was indicated at December 31, 2021.

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

Sequencing policy – The Company follows sequencing policy for which in the event partial reclassifications of contracts subject to ASC Topic 815-40-25, Derivatives and Hedging, is necessary, due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of earliest issuance date of potentially dilutive instruments with the earliest grants receiving first allocation of shares.

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

Revenue Recognition – We recognize revenue in accordance with two different Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) standards: 1) Topic 606 and 2) Topic 842.

Topic 606
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

The Company recognizes revenue primarily from the following types of contracts under ASC 606:

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

Topic 842
The Company recognizes revenue primarily from the following types of contracts under ASC 842:

Rental and Pay per Use Income - Rental revenue represents revenues earned from renting equipment either on a monthly basis or on a pay per use. We account for these rental contracts as operating leases and revenue will be recognized on a straight-line basis in the period billed to the customer. However, under the pay per use agreement, the Company will earn revenues based on the number of times the device is used.

The lease terms are included in our contracts, and the determination of whether our contracts contain leases generally does not require significant assumptions or judgments. In some cases, a rental contract may contain a rental purchase option, whereby the customer has an option to purchase the rented equipment at the end of the term for a specified price. Revenues related to the rental contract will be accounted for as an operating lease as the option to purchase is not reasonably certain to be exercised. Lessees do not provide residual value guarantees on rented equipment.

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

Recent Accounting Pronouncements –

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature and simplifies the guidance for determining whether a conversion feature is a derivative. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. Effective January 1, 2021, the Company elected to early adopt ASU 2020-06 using the modified retrospective method. The adoption of ASU 2020-06 had no impact on the Company’s previously reported financial position or operating results.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, which was subsequently revised by ASU 2018-19. The ASU introduces a new model for assessing impairment of most financial assets. Entities will be required to use a forward-looking expected loss model, which will replace the current incurred loss model, which will result in earlier recognition of allowance for losses. The ASU is effective for annual reporting periods beginning after January 2023 with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies the accounting for income taxes in several areas including calculating taxes in an interim period, clarifying how to account for taxes that are partially based on income and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. This amendment is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2019-12 effective January 1, 2021 with no impact on previously reported financial position or operating results.

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

In May 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for us on January 1, 2022. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements.

4.          Loss per share

The net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the years ended December 31, 2021 and 2020. In accordance with ASC Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	2021	2020
Weighted average shares outstanding
Common shares	481,619,621	359,880,132
Common shares issuable assuming excercise of nominally priced warrants	36,736,021	18,248,513
Weighted average shares outstanding	518,355,642	378,128,645

Diluted net loss per share would be computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the years ended December 31, 2021 and 2020, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consist of the following at December 31, 2021 and 2020, respectively (dollars in thousands):

	2021	2020
Common stock options	31,760	31,938
Common stock purchase warrants	168,192	142,266
Convertible notes payable	90,380	58,657
	290,332	232,861

5.          Asset Purchase Agreement

On August 6, 2020, the Company completed an asset purchase agreement (the “Asset Purchase Agreement”) with Celularity pursuant to which the Company acquired (the “Transaction”) Celularity’s UltraMIST® assets (“UltraMIST®”, or the “Assets”). The acquisition provides the Company with a robust product offering in the advanced wound care market and gives the Company an end-to-end advanced wound care product portfolio that addresses the entire care pathway. The aggregate consideration paid for the Assets was $24.0 million, which consisted of (i) a cash payment of $18.9 million, (ii) the issuance of a convertible promissory note to Celularity in the principal amount of $4.0 million (the “Seller Note”), and (iii) a credit of $1.1 million for the previous payment made by the Company to Celularity pursuant to that certain letter of intent between the Company and Celularity dated June 7, 2020.

In connection with the Asset Purchase Agreement, on August 6, 2020, we entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the field and territory, as defined in the License Agreement, and a non-exclusive license to use, market, distribute and sell Interfyl® in the field and in the territory. The License Agreement has an initial five-year term, after which it automatically renews for additional one-year periods, unless either party provides written notice at least 180 days prior to the expiration of the current term. The license agreement calls for prepaid minimum quarterly upfront royalty of $446 thousand of payments for Biovance which are credited against sales in that quarter. At December 31, 2021 and 2020 the Company had accrued $893 thousand and $336 thousand of license fees, respectively. Royalties are based on a transfer price for each Biovance product and sales are reported on a quarterly basis to Celularity. In the event of sales in excess of the quarterly minimums, any additional royalties are due at that time.

The Company evaluated the transaction and has accounted for it as a business combination and applied the related accounting guidance as required, using the acquisition method and a fair value model.

The tables below present the consideration paid to Celularity and the fair value of the Assets acquired on August 6, 2020 (dollars in thousands):

Purchase Consideration
Cash paid at closing	$18.9
Cash paid pursuant to letter of intent	1.1
Note payable to seller	4.0
Total Consideration	$24.0

Fair Value of Net Assets Acquired
Inventory	$1.9
Property and equipment	0.4
Intangible assets (1)	14.4
Goodwill (2)	7.3
Total fair value of net assets acquired	$24.0

1.
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

2.
Goodwill represents the excess of the total purchase consideration over fair value of the assets recognized and represents the future economic benefits that we believe will result from combining the operations of SANUWAVE and UltraMIST®, including expected future synergies and operating efficiencies. Goodwill resulting from the Transaction has been assigned to the Company’s lone operating segment. Goodwill is not subject to amortization and is tested for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred.  The goodwill recognized is expected to be deductible for income tax purposes (dollars in thousands).

Intantible Assets	Fair Value	Useful Life (Years)
Customer relationships - UltraMIST®	$3.8	7
Customer relationahips - Biologics	7.6	7
Patent	2.3	19
Trade names	0.7	19
Total intangible assets	$14.4

Acquisition and related costs - During the year ended December 31, 2020, acquisition costs of $1.1 million were expensed as incurred and included in general and administrative expenses in the consolidated statements of comprehensive loss. Such costs include professional fees of advisors and integration and synergy costs related to the combination of UltraMIST® and SANUWAVE.

Pro forma impact of acquisition – The table below shows summarized unaudited pro forma combined operating results of the Company for the year ended December 31, 2020 as if the UltraMIST® business acquisition had occurred on the same terms as of January 1, 2020. Pro forma adjustments have been made related to amortization of intangibles, interest expense, and income tax expense for the year ended December 31, 2020. The pro forma financial information does not reflect revenue opportunities and cost savings which the Company expected to realize as a result of the acquisition or estimates of charges related to the integration activity.

Year Ended December 31 (unaudited)
2020
Total revenues	$7.8
Net Loss	(35.6)

The unaudited pro forma combined results of operations were prepared using the acquisition method of accounting and are based on the historical financial operating results of the Company and UltraMIST®. Except to the extent realized in the year ended December 31, 2020, the unaudited pro forma information does not reflect any cost savings, operating synergies and other benefits that the Company may achieve as a result of the acquisition, or the expenses to be incurred to achieve these savings, operating synergies and other benefits. In addition, except to the extent recognized in the years ended December 31, 2020, the unaudited pro forma information does not reflect the costs to integrate the operations of UltraMIST® within the Company.

The acquired Assets were consolidated into our financial statements starting on the acquisition date. The total revenues and operating income of UltraMIST® consolidated into our financial statements since the date of acquisition through December 31, 2020 were $3.6 million and $467 thousand.

6.          Inventory

Inventory consists of the following at December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Inventory - finished goods	$335	$1,146
Inventory - parts and accessories	705	1,810
Total inventory	$1,040	$2,956

7.          Property and Equipment

Property and equipment consists of the following at December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Machines and equipment	$190	$278
Office and computer equipment	316	245
Medical devices on rent	806	513
Software	38	38
Furniture and fixtures	27	23
Other assets	102	3
Total	1,479	1,100
Accumulated depreciation	(811)	(629)
Net property and equipment	$668	$471

Depreciation expense was $182 thousand and $98 thousand for the years ended December 31, 2021 and 2020, respectively.

8.          Goodwill and Other Intangible Assets

Changes in the carrying value of goodwill and other intangible assets during the year ended December 31, 2021 consist of the following activity:

	December 31, 2020	Amortization	Impairment	December 31, 2021	Weighted average useful life (in years)
Goodwill	$7,260	$-	$-	$7,260	-

Intangible assets subject to amortization
Customer relationships - UltraMIST	$3,603	$(546)	$-	$3,057	2.9
Patent	2,263	(121)	-	2,142	6.4
Trade names	679	(37)	-	642	1.9
Other intangible assets	$6,545	$(704)	$-	$5,841	3.8

Future amortization expense is expected to be the following:

Year ending December 31,	Amortization
2022	704
2023	704
2024	704
2025	704
2026	704
Thereafter	2,321
$5,841

Impairment – During the fourth quarter of 2020, the Company determined that the intangible asset for customer relationships related to the biological products was impaired due to significant shortfalls in sales of the products during that period compared with the sales projections used to determine the fair value the intangible asset as of the August 6, 2020 acquisition date. The Company does not expect sales of biological products to sufficiently recover. The estimated fair value of the customer relationships at the acquisition date and at December 31, 2020 were determined using the multi-period excess earnings method. At December 31, 2020, the Company recorded a $7.2 million impairment charge for this intangible asset in the consolidated statements of comprehensive loss.

9.          Accrued expenses

Accrued expenses consist of the following at December 31, 2021 and 2020:

	2021	2020
Registration penalties	$1,950	$264
License fees	893	336
Board of director’s fees	507	320
Legal and professional fees	221	196
Other	823	1,011
	$4,394	$2,127

10.          Revenue

Disaggregation of Revenue - The disaggregation of revenue is based on geographical region. The following table presents revenue from contracts with customers for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year ended December 31, 2021			Year ended December 31, 2020
	United States	International	Total	United States	International	Total
Accessory and parts revenue	$7,770	$302	$8,072	$1,121	$88	$1,209
Product	2,766	350	3,116	2,179	88	2,267
License fees and other	135	60	195	-	152	152
Topic 606 Revenue	$10,671	$712	$11,383	$3,300	$328	$3,628

Rental income	1,627	-	1,627	429	-	429
Topic 842 Revenue	$1,627	$-	$1,627	$429	$-	$429

Total Revenue	$12,298	$712	$13,010	$3,729	$328	$4,057

Contract liabilities - As of December 31, 2021 and 2020, the Company has contract liabilities from contracts with customers as follows (dollars in thousands):

	December 31, 2021	December 31, 2020
Service agreements	$137	$69
Deposit on future equipment purchases	204	-
Total contract liabilities	341	69
Less: current portion	(48)	(32)
Non-current contract liabilities	$293	$37

During the years ended December 31, 2021 and 2020, the Company recognized revenue related to these contract liabilities of $32 thousand and $61 thousand, respectively, that were included in the beginning contract liability balances for each of those periods.

The following table summarizes the changes in contract liabilities during the year ended December 31, 2021 and 2020 (dollars in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Beginning balance	$69	$128
New service agreement additions	100	2
Deposit on future equipment purchases	204	-
Revenue recognized	(32)	(61)
Total contract liabilities	341	69
Less current portion	(48)	(32)
Non-current contract liabilities	$293	$37

11.          Concentration of Credit Risk and Limited Suppliers

Major customers are defined as customers whose accounts receivable, or sales individually consist of more than ten percent of total trade receivables or total sales, respectively. The percentage of accounts receivable from major customers of the Company for the ended December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Accounts Receivable:
Customer A	24%	n/a
Customer B	16%	46%

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the years ended December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Purchases:
Vendor A	50%	n/a
Vendor B	21%	n/a
Vendor C	n/a	35%
Vendor D	n/a	22%
Vendor E	n/a	11%

12.          Accounts Receivable Factoring

Receivable amount transferred at 12/31/2021	2,026
Reserve amount held	(289)
Funds due to factoring at 12/31/2021	1,737

On June 17, 2021, the Company entered into a factoring agreement with Goodman Capital Finance (“Goodman”), an unrelated third party, pursuant to which the Company may sell certain of its accounts receivables for 86.25% of the value of the receivable. Advances available under the facility are capped at the lesser of $3.0 million or a formula amount, as defined in the agreement. Interest on advances is assessed at a fixed amount upon funding, which is equivalent to an annualized rate of 15.0% for the first 30 days, and daily thereafter at an annualized rate of 14.4%. The agreement’s term is one month and automatically renews for additional one-month periods, unless either party provides 30 days’ notice of termination. The accounts receivable are sold with recourse back to the Company, therefore the Company accounts for the arrangement as traditional financing.

13.          Notes payable

The following two tables summarize outstanding notes payable as of December 31, 2021 and December 31, 2020 (in thousands):

	Maturity Date	Interest Rate	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Senior secured promissory note payable, in default	In default	20.25%	n/a	$15,000	(3,414)	-	$11,586
Convertible promisory notes payable, in default	In default	15.4%	$0.1071	6,445	(1,099)	6,255	11,601

Convertible promisory notes payable, related parties, in default	In default	14.0%	$0.10	1,596	-	-	1,596

SBA loan #2	February 20, 2026	1.00%	n/a	1,033	-	-	1,033

Advances on future cash receipts	March 11, 2022	n/a	n/a	1,500	(1,054)	-	446

Total debt outstanding, including amounts in default				25,574	(5,567)	6,255	26,262

Less: current maturities, including notes in default				(24,699)	5,567	(6,255)	(25,387)

Total long-term debt as of December 31, 2021				$875	$-	$-	$875

	Maturity Date	Stated Interest Rate	Conversion Price	Principal	Remaining Debt Discount	Carrying Value
Senior secured promissory note payable, in default	In default	20.25%	n/a	$15,000	(4,324)	$10,676
Convertible promissory notes payable, in default:
Seller Note	In default	17.00%	$0.10	4,000	-	4,000

Convertible promissory notes payable, related parties, in default:
Convertible promissory notes (HealthTronics), related parties	In default	14.0%	$0.10	1,596	-	1,596

SBA loan #1	May 28, 2022	1.00%	n/a	464	-	464

Total debt outstanding, including amounts in default				21,060	(4,324)	16,736

Less: current maturities, including notes in default				(20,917)	4,324	(16,593)

Total long-term debt as of December 31, 2020				$143	$-	$143

Senior secured promissory note payable, in default (“Senior Secured Note”) - On August 6, 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”), with NH Expansion Credit Fund Holdings LP, as noteholder and agent. In accordance with the NWPSA, the Company issued a $15 million Senior Secured Promissory Note Payable (the “Senior Secured Note”) and a warrant exercisable into shares of the Company’s common stock (the “NH Expansion Warrant”) in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST® assets from Celularity, among other transactions. As of December 31, 2020, the Company was in default of the minimum liquidity provisions on the Senior Secured Note. As of December 31, 2021, the Company remains in default of the minimum liquidity provisions on the Senior Secured Note, and, as a result, it is classified in current liabilities in the accompanying consolidated balance sheets. As a result of the default, the Company is accruing interest at the default interest note of an incremental 5%.

The debt issuance costs and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note. The amortization of the debt issuance costs and debt discount for the twelve months ended December 31, 2021 was $910 thousand and is included in interest expense. Accrued interest related to the Senior Secured Note was $1.6 million and $642 thousand at December 31, 2021 and December 31, 2020, respectively. Interest expense on the Senior Secured Note was $3.1 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

Convertible promissory notes payable, in default (“Seller Note”) - On August 6, 2020, the Company entered into an asset purchase agreement with Celularity to acquire Celularity’s UltraMIST® assets. A portion of the aggregate consideration of $24 million paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4 million (the “Seller Note”). The Seller Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Seller Note and, accordingly, it began accruing additional interest of 5.0% in addition to the 12.0% initial rate, as of the date of the default. As of December 31, 2021 and December 31, 2020, the Seller Notes had outstanding accrued interest of $761 thousand and $192 thousand, respectively.

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

As noted above, on April 20, 2021, the Company issued the Leviston Note to the Purchaser in an aggregate principal amount of up to $3.4 million (the “Aggregate Amount”), which shall be advanced in disbursements by the Purchaser (“Leviston Disbursements”), as set forth in the Leviston Note. On May 14, 2021, the Leviston Note was amended to increase the Aggregate Amount to $4.2 million. On April 21, 2021, the Purchaser advanced a Leviston Disbursement of $750 thousand, which is net of an original issue discount of 8%. On May 14, 2021, the Purchaser advanced a second Leviston Disbursement of $750 thousand, also net of an original issue discount of 8%. A $250 thousand Leviston Disbursement was made on September 3, 2021, which was subject to the same terms and conditions of the April and May Leviston Disbursements. In addition, a $500 thousand disbursement was made on September 3, 2021 in accordance with notes issued to five institutional investors (the “Five Institutions’ Notes”), which were subject to substantially the same terms and conditions as the Leviston Disbursements. Accrued interest related to the Securities Purchase Agreement and Warrants was $169 thousand at December 31, 2021. Interest expense on the Securities Purchase Agreement and Warrants was $169 thousand for the year ended December 31, 2021.

December 2021 Advance on Future Receipts Financing - On December 22, 2021, the Company paid off the remaining balance of $650 thousand from the September 27, 2021 advance and received $758 thousand in cash proceeds related to its entry into a non-recourse agreement for the sale of $1.5 million of future receipts to GCF. In conjunction with the 24-week agreement, the Company is obligated to remit to GCF a minimum of $59 thousand of receipts each week for the first six weeks and receipts of $98 thousand for the remaining 18 weeks. After considering the payments made at closing, the Company will record an initial liability of $1.5 million and a debt discount of approximately $90 thousand, which represents the original issue discount and the fees paid in conjunction with the financing. The debt discount will be amortized to interest expense over the life of the agreement. The Company will begin making the required minimum weekly payments January 3, 2022 and is obligated to continue through June 13, 2022. At closing, the Company also issued warrants to purchase 8,333,334 shares of the Company’s common stock to affiliates of GCF. The warrants have an exercise price of $0.18 per share and expire four years after issuance. The Company has evaluated the terms of the warrants and after review has determined that these warrants meet the definition of a derivative liability and accordingly, were recorded as additional discount against the debt at issuance.

Warrant issuances to Leviston and Five Institutions’ in April, May and September 2021
On April 20, 2021, May 14, 2021 and September 3, 2021, respectively, Leviston was issued 3,968,254, 3,968,254 and 1,322,751, warrants for shares of common stock. On September 3, 2021, the Company also issued a total of 2,777,779 warrants for shares of common stock to Five Institutions. After evaluating the terms of the warrants the Company determined that these warrants meet the definition of a derivative liability and accordingly, were recorded as additional discount against the debt at issuance. See details of the associated warrant issuances at Note 15 – Warrant Liabilities.

Embedded Conversion Option Liability
The disbursements made in April, May and September 2021 under the Leviston Notes and the Five Institutions’ Notes included a Conversion Option that meets the definition of a derivative liability and, accordingly, is required to be bifurcated. The fair value of Conversion Option liability was determined by using a binomial pricing model (dollars in thousands):

Valuation at December 31, 2021	Principal	Conversion Price(1)	Interest Rate (annual) (2)	Volatility (annual) (3)	Time to Maturity (Years)	Fair Value of Conversion Option
Leviston Issuances	$1,902	0.109	0.16%	303.20%	0.4	$5,204
Five Institution Issuances	544	0.109	0.26%	249.00%	0.7	1,051
	$2,446					$6,255

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company as of December 31, 2021.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

Valuation at issue dates	Principal	Conversion Price(1)	Interest Rate (annual) (2)	Volatility (annual) (3)	Time to Maturity (Years)	Fair Value of Conversion Option
Leviston Issuances	$1,902	0.18	0.07%	73.10%	1.0	$3,206
Five Institution Issuances	544	0.18	0.08%	80.10%	1.0	932
	$2,446					$4,138

(1)	Based on the terms provided in the warrant agreement to purchase common stock of the Company on the stated issuance dates.
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date.

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

Convertible promissory notes payable (HealthTronics), in default - On August 6, 2020, the Company issued to HealthTronics, Inc. a convertible note payable in the amount of $1.4 million (the “HealthTronics Note”). The HealthTronics Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the HealthTronics Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% stated interest rate, as of the date of the default. The convertible promissory note is expressly subordinate to the Senior Secured Notes. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty. On December 31, 2021 and December 31, 2020, accrued interest of $241 thousand and $66 thousand, respectively, remained outstanding on the HealthTronics Note.

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

Convertible promissory notes payable (Stolarski), in default - On August 6, 2020, the Company issued to A. Michael Stolarski, a member of the board of directors and an existing shareholder, a convertible promissory note in the principal amount of $223 thousand (the “Stolarski Note”). The Stolarski Note matured on August 6, 2021 and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Stolarski Note and, accordingly, it began accruing additional interest of 2.0% in addition to the 12.0% initial rate, as of the date of the default. On December 31, 2021 and December 31, 2020 accrued interest of $41 thousand and $11 thousand, respectively, remained outstanding on the Stolarski Note. The Stolarski Note is expressly subordinate to the Senior Secured Notes. The Company may prepay the outstanding principal balance, together with any accrued but unpaid interest without premium or penalty.

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

All or a portion of SBA Loan #2 may be fully or partially forgiven by the SBA upon application by the Company not later than June 2022 in accordance with SBA regulations. The ultimate forgiveness of SBA Loan #2 is also contingent upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for SBA Loan #2, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive SBA Loan #2, the Company may be required to repay SBA Loan #2 in its entirety and/or be subject to additional penalties. In the event SBA Loan #2, or any portion thereof, is forgiven pursuant to the PPP, the amount forgiven is applied to outstanding principal. As of December 31, 2021, $158 thousand is included in current liabilities and the remainder of the $875 thousand loan balance is included in non-current liabilities in the accompanying consolidated balance sheets.

14.          Common Stock Purchase Warrants

A summary of the warrant activity during the years December 31, 2021 and 2020 is as follows:

	Warrants	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life (years)
Warrants at December 31, 2019	9,474,091	$0.11	5.03
Issuances	189,182,645	0.19
Exercised	(8,200,000)	0.10
Forfeited or expired	(100,000)	0.20
Outstanding at December 31, 2020	190,356,736	$0.19	3.43
Issuances	25,925,928	0.18
Exercised	(11,400,000)	0.01
Forfeited or expired	-	-
Outstanding at December 31, 2021	204,882,664	$0.20	2.54

On February 3, 2021, the Company issued 10,925,000 shares of its commons stock to LGH upon the cashless exercise of 11,400,000 of the LGH Warrants under the terms of the warrant agreement. After this cashless exercise, 23,600,000 of LGH Warrants remain outstanding.

15. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with a convertible debt on a recurring basis to determine the fair value of the liability.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2021 and 2020 (in thousands):

	Fair value measured at December 31, 2021
		Quoted prices in	Significant other	Significant
	Fair value at	active markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$9,614	$-	$-	$9,614
Embedded conversion option	6,255	-	-	6,255
Total fair value	15,869	-	-	15,869

	Fair value measured at December 31, 2020
		Quoted prices in	Significant other	Significant
	Fair value at	active markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$8,855	-	-	8,855
Embedded conversion option	-	-	-	-
Total fair value	8,855	-	-	8,855

There were no transfers between Level 1, 2 or three during the years ended December 31, 2021 and 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2021 and 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (in thousands):

	Warrant Liability	Embedded Conversion Feature	Total
Balance December 31, 2019	$-	$-	$-
Warrants classified as liabilities	11,955	-	11,955
Warrants reclassified as equity	(6,293)	-	(6,293)
Change in fair value	3,193	-	3,193
Balance December 31, 2020	$8,855	$-	$8,855
Cashless exercise	(2,030)	-	(2,030)
Warrants classified as liabilities	2,282	-	2,282
Transfer to convertible feature	-	4,139	4,139
Change in fair value	507	2,116	2,623
Balance December, 2021	$9,614	$6,255	$15,869

A summary of the warrant liability activity for the year ended December 31, 2021 is as follows:

	Warrants Outstanding	Fair Value per Share	Fair Value
Balance December 31, 2019	-	$-	$-
Warrants classified as liabilities	112,210,902	0.11	11,955,454
Warrants reclassified as Equity	(64,119,742)	0.10	(6,292,695)
Gain on remeasurement of warrant liability	-		3,192,620
Balance December 31, 2020	48,091,160	$0.18	$8,855,379
Cashless exercise of LGH Warrants	(11,400,000)	0.18	(2,030,052)
Warrants classified as liabilities	25,926,028	0.10	2,282,262
Gain on remeasurement of warrant liability	-		506,545
Balance December, 2021	62,617,188	$0.15	$9,614,134

Significant Black Scholes valuation model inputs related to the Company’s different Warrants at December 31, 2021 and 2020 are listed below.

	2021	2020
Weighted average expected life in years	4.67	7.00
Weighted average volatility	116%	121%
Weighted average risk free interest rate	1.2%	0.5%
Expected dividend yield	0.00%	0.00%

16.          Leases

The following is a summary of the Company’s right of use assets and lease liabilities at December, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Operating Leases	Financing Leases	Total	Operating Leases	Financing Leases	Total
Right of use assets	$725	$626	$1,351	$725	$644	$1,369
Less: Accumulated amortization	(574)	(433)	(1,007)	(339)	(235)	(574)
Right of use assets, net	$151	$193	$344	$386	$409	$795

Lease liabilities	$157	$229	$386	$415	$427	$842
Less: current portion	(83)	(185)	(268)	(257)	(194)	(451)
Lease Liabilities	$74	$44	$118	$158	$233	$391

Total lease costs for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Finance lease costs:
Amortization of right-of-use assets	$217	$94
Interest on lease liabilities	41	33
Operating lease costs	350	118
Total lease costs	$608	$245

The following summarizes cash paid for amounts included in the measurement of lease liabilities as well as the related right-of-use assets obtained for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from finance leases	$(234)	$(103)
Operating cash flows from operating leases	$(350)	$(118)

Operating Leases - As of December 31, 2021, the maturities of the Company’s operating lease liability, which have initial or remaining lease terms in excess of one year, consist of the following (in thousands):

Amount
Year ending December 31,
2022	$96
2023	68
2024	11
Total lease payments	175
Less: Present value adjustment	(18)
Lease liability	$157

As of December 31, 2021, the Company’s operating leases had a weighted average remaining lease term of 1.1 years and a weighted average discount rate of 12.0%.

Rent expense for the years ended December 31, 2021 and 2020 was $362 thousand and $297 thousand, respectively.

Financing Lease - As of December 31, 2021, the maturities of the Company’s financing lease liability, which have initial or remaining lease terms in excess of one year, consist of the following (in thousands):

Amount
Year ending December 31,
2022	$200
2023	18
Total lease payments	218
Present value adjustment	11
Lease liability	$229

As of December 31, 2021, the Company’s financing leases had a weighted average remaining lease term of 1.0 years based on annualized base payments expiring through 2023 and a weighted average discount rate of 13.2%.

As of December 31, 2021, the Company did not have additional operating or financing leases that have yet commenced.

17.          Common Stock

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

18.          Preferred Stock

On January 31, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series C Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate 90 shares of our preferred stock as Series C Convertible Preferred Stock.

On February 6, 2020, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Series C Purchase Agreement”) with certain accredited investors for the sale by the Company in a private placement of an aggregate of 90 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share at a stated value equal to $25 thousand per share, for an aggregate total purchase price of $2.3 million.

On May 14, 2020, the Company filed a Certificate of Designation of Preferences, Right and Limitations of Series D Convertible Preferred Stock of the Company with the Nevada Secretary of State which amended our Articles of Incorporation to designate eight shares of our preferred stock as Series D Convertible Preferred Stock.

On May 14, 2020, the Company entered into a Series D Preferred Stock Purchase Agreement (the “Series D Purchase Agreement”) with certain accredited investors for the sale by the Company in a private placement of an aggregate of eight shares of the Company’s Series D Convertible Preferred Stock, par value $0.001 per share at a stated value equal to $25 thousand per share (the “Series D Preferred Stock”), for an aggregate total purchase price of $200 thousand.

Subject to the terms of the Certificates of Designation, each share of Series C Preferred Stock and Series D Preferred Stock is convertible into shares of common stock of the Company at a rate equal to the stated value of such share of Series C Preferred Stock and Series D Preferred Stock of $25 thousand, divided by the conversion price of $0.14 per share (subject to adjustment from time to time upon the occurrence of certain events as described in the Certificate of Designation). The Certificates of Designation became effective upon filing with the Secretary of State of the State of Nevada. If all outstanding shares of Series C Preferred Stock and Series D Preferred Stock were converted into common stock at the original conversion rate, such shares would convert into an aggregate of 17,500,000 shares of common stock.

On September 20, 2020, the Series C and D holders converted their preferred shares into 17,499,958 shares of common stock.

19.          Commitments and Contingencies

In the ordinary course of business, the Company from time to time becomes involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have  a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Companies expenses legal fees in the period in which they are occurred.

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

20.          Related party transactions

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

During the years ended December 31, 2021 and 2020, respectively, the Company recorded $32 thousand and $45 thousand in revenue from this entity. In addition, contract liabilities include a balance of $38 thousand at December 31, 2021 and $70 thousand at December 31, 2020 from this related party.

March 2021 Future Purchase of Equipment - In March 2021, PSWC paid the Company $125 thousand as a deposit for future purchase of new medical equipment.

July 2021 dermaPACE® Purchase - On July 1, 2021, the Company purchased unused DermaPace equipment and applicator inventory from PSWC for $127 thousand. As of December 31, 2021, $127 thousand is included in accounts payable on the consolidated balance sheets related to this transaction.

July 2021 Rental Equipment Agreement - Also, effective July 1, 2021, the Company entered into a short-term equipment rental agreement with PSWC, whereby the Company obtained DermaPace equipment from PSWC for $3,600 per month.

October 2021 Advance from Director – On October 27, 2021 the Company received $25 thousand from A. Michael Stolarski (the “Stolarski Advance”). In exchange for the Stolarski Advance, as well as the $125 thousand deposit received in March 2021, the Company issued to Mr. Stolarski a promissory note in the principal amount of $150 thousand (“Stolarski Note #2”). The Stolarski Note #2 matures on June 30, 2022 and accrues interest at a rate equal to 15.0% per annum.

April 2022 Advance from Director - On April 1, 2022 the Company entered into an Advance Agreement with a related party, A. Michael Stolarski, also a shareholder and member of the Company’s board of directors, in the amount of $250 thousand (“Stolarski Advance”).

The Stolarski Advance has 18 UltraMIST® systems used as collateral (the “Collateral”) and the Company has agreed to repurchase the Collateral at $256 thousand.

21.          Stock-based compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the particular form and conditions of each option. The stock options granted under the Stock Incentive Plan are non-statutory options which generally vest over a period of up to three years and have a ten-year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. As of December 31, 2021 and 2020, the Stock Incentive Plan reserved a total of 35,000,000 and 35,000,000, respectively, shares of common stock for grant.

The following is a summary of the activity of the Stock Incentive Plan for the years ended December 31, 2021 and 2020:

	Options	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	34,303,385	$0.28	6.62	$981,088
Granted	100,000	0.26
Exercised	(325,000)	0.15
Forfeited or expired	(2,140,000)	0.71
Outstanding at December 31, 2020	31,938,385	0.26	5.94	$1,372,116
Granted	-	-
Exercised	-	-
Forfeited or expired	(179,000)	0.18
Outstanding at December 31, 2021	31,759,385	0.26	4.92	$1,056,236

Vested and exercisable at December 31, 2021	31,409,385	$0.26	4.92	$1,056,236

On December 31, 2021, there were 3,240,615 shares of common stock available for grant under the Stock Incentive Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted average assumptions for the year ended December 31, 2020 is shown below:

2020
Weighted average expected life in years	5.00
Weighted average volatility	124%
Weighted average risk free interest rate	1.6%
Expected dividend yield	0.00%

For the years ended December 31, 2021 and 2020, the Company recognized $0 thousand and $22 thousand, respectively, as compensation cost related to options granted. The compensation cost is included in operating expenses in the accompanying consolidated statements of comprehensive loss. As of December 31, 2021 and 2020, there are no unamortized compensation costs related to options granted.

22.          Joint ventures

On December 13, 2019, the Company entered into a joint venture agreement (the “Agreement”) with Universus Global Advisors LLC, a limited liability company organized under the laws of the State of Delaware (“Universus”), Versani Health Consulting Consultoria em Gestão de Negócios EIRELI, an empresa individual de responsabilidade limitada organized under the laws of Brazil (“Versani”), Curacus Limited, a private limited company organized under the laws of England and Wales (“Curacus”), and certain individual citizens of Brazil and the Czech Republic (the individuals together with Curacus, the “IDIC Group”). The principal purpose of the joint venture company will be to manufacture, import, use, sell, and distribute, on an exclusive basis in Brazil, dermaPACE devices and wound kits consisting of a standard ultrasound gel and custom size sterile sleeves used for the treatment of various acute and chronic wounds using extracorporeal shockwave therapy technology. The joint venture company will also provide treatments related to the dermaPACE devices. The IDIC Group has agreed to pay to the Company a partnership fee in the total amount of $600,000 for the granting of exclusive territorial rights to the joint venture company to distribute the dermaPACE devices and wound kits in Brazil. The $600,000 partnership fee was received and recognized as nonoperating income during the year ended December 31, 2020. The IDIC Group will also have the right to receive prioritized dividends until full reimbursement of the partnership fee and expenses incurred in the formation of the joint venture company, which are required to be paid by the IDIC Group.

23.          Income taxes

The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to United States federal and state income tax examinations by tax authorities for any years that have net operating losses open until the net operating losses are used.

The components of the net loss before income taxes for the years ended December 31, 2021 and 2020 are as follows (dollars in thousands):

	2021	2020
Domestic	$(27,208)	$(30,945)
Foreign	(23)	8
Net loss before income taxes	$(27,231)	$(30,937)

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

The income tax provision (benefit) from continuing operations consists of the following at December 31, 2021 and 2020 (dollars in thousands):

Current:	2021	2020
Federal	$-	$-
State	28	-
Foreign	-	-
	28	-
Deferred:
Federal	(5,038)	(5,420)
State	(869)	(964)
Foreign	4	1
Change in valuation allowance	5,903	6,383
	$28	$-

At December 31, 2021 and 2020, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States federal statutory income tax rate of 21% for the years ended December 31, 2021 and 2020 to pretax loss from operations as a result of the following for the years ended December 31, 2021 and 2020 (dollars in thousands):

	2021	2020
Tax expense (benefit) at statutory rate	$(5,718)	$(6,498)
Increase (reduction) in income taxes resulting from:
State income taxes (benefits), net of federal benefit	(837)	(913)
Non-deductible gain on warrant adjustment valuation	417	670
Income from foreign subsidiaries	-	2
Change in valuation allowance	5,903	6,383
Registration penalties	354	-
Other	(91)	356
Income tax expense (benefit)	$28	$-

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2021 and 2020 are as follows (dollars in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$33,238	$28,048
Net operating loss carryforwards - foreign	23	19
Excess of tax basis over book value of property and equipment	14	8
Excess of tax basis over book value of intangible assets	1,632	1,811
Stock-based compensation	1,613	1,613
Accrued employee compensation	698	427
Capitalized equity costs	49	49
Net change in reserve accounts	898	287
	38,165	32,262
Valuation allowance	(38,165)	(32,262)
Net deferred tax asset	$-	$-

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

ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2021 and 2020.

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

The federal and state net operating loss carryforwards of approximately $77.9 million from years ending December 31, 2005 through December 31, 2017 will begin to expire in 2025. The federal and state net operating loss carryforward for the years ended December 31, 2018 through 2021 of approximately $56.5 million will not expire. The foreign net operating loss carryforward at December 31, 2019 of $0.1 million will begin to expire in 2024.

A provision of ASC 740 specifies that companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company will recognize in income tax expense, interest and penalties related to income tax matters. For the years ended December 31, 2021 and 2020, the Company did not have any amounts recorded for interest and penalties.

24.          Subsequent events

Warrant Exercises – The Company received $0.1 million in proceeds related to the exercise of 15.9 million warrants (cash and cashless) and issued 14.9 million shares.

Second Amendment to Note and Warrant Purchase and Security Agreement - The Company received $3.0 million in proceeds related to the issuance of a $3.0 million dollar note, 20.7 million Advisor shares, and 15.5 million warrants with an exercise price of $0.18 and a 10 year term.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2021.

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

Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

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

As of 2021 the company still has identified the following material weaknesses

1.
Expertise and resources to analyze and properly apply generally accepted accounting principles to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distribution agreements.

2.	A lack of internal resources to analyze and properly apply generally accepted accounting principles to accounting for financial instruments included in service agreements with select vendors.

3.
The Company has failed to design and implement controls around all of its accounting and IT processes and procedures and, as such, it believes that all of its accounting and IT processes and procedures need to re-designed, implemented, and tested for operating effectiveness.

 As a result, management concluded that its internal control over reporting was not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation of Material Weaknesses” above.

Item 9B.	OTHER INFORMATION

None

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Position Held
Kevin A. Richardson, II	53	Director, Chairman and Chief Executive Officer
Lisa E. Sundstrom	52	Chief Financial Officer and Chief Talent Officer
Peter Stegagno	62	Chief Operating Officer
Iulian Cioanta, PhD	59	Chief Science and Technology Officer
John Schlechtweg	42	Chief Revenue Officer
A. Michael Stolarski	51	Director
Jeff Blizard	53	Director
Ian Miller	46	Director
Jim Tyler	65	Director

Kevin A. Richardson, II joined the Company as chairman of the board of directors in October of 2009 and joined SANUWAVE, Inc. as chairman of the board of directors in August of 2005. In November 2012, upon the resignation of the Company’s former President and Chief Executive Officer, Christopher M. Cashman, Mr. Richardson assumed the role of Acting Chief Executive Officer, in addition to remaining Chairman of the Board, through the hiring of Mr. Chiarelli in February 2013. In April 2014, Mr. Richardson assumed the role of Co-Chief Executive Officer. When Mr. Chiarelli departed the Company in 2014, Mr. Richardson again assumed the role as Acting Chief Executive Officer. In November 2018, Mr. Richardson was appointed as Chief Executive Officer. Mr. Richardson brings to our board of directors a broad array of financial knowledge for healthcare and other industries. Since 2004, Mr. Richardson served as managing partner of Prides Capital LLC, an investment management firm, until its liquidation in September 2015.

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

Peter Stegagno joined the Company as Vice President, Operations in March 2006. Mr. Stegagno brings to the Company sixteen years of experience in the medical device market encompassing manufacturing, design and development, quality assurance and international and domestic regulatory affairs. He most recently served as Vice President of Quality and Regulatory Affairs for Elekta, and other medical device companies including Genzyme Biosurgery. Before focusing on the medical field, Mr. Stegagno enjoyed successful career encompassing production roles in the space industry, including avionics guidance systems for military applications and control computers for the space shuttle. Mr. Stegagno graduated from Tufts University with a Bachelor of Science degree in Chemical Engineering.

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

Jeff Blizard is the Senior Director of Sales at AbioMED, where he led sales of Impella in the surgical market bringing it from 16 million to 150 million in 6 years. Mr.Blizard brings a strong knowledge of capital equipment and sales leadership specific to the medical industry. Throughout his career, Mr. Blizard has shown strength in business and market development.

Ian Miller is the Commercial Vice President of Hoogwegt US where he manages a team of traders generating more than $500 Million in annual revenue by purchasing and selling in excess of 250,000 metric tons of commodities which are distributed around the globe. Mr. Miller has a Master of Business Administration from Drake University and brings over 20 years of sales leadership knowledge that will help SANUWAVE develop its non-medical verticals and growth strategies. Throughout his career, Mr. Miller has built a successful track record for business development and strategic implementation that have helped companies grow both their top and bottom lines.

Jim Tyler is an advisory partner to Morgan Stanley Expansion Capital. Mr. Tyler brings over 40 years of operations and financial leadership in various healthcare delivery models. Mr. Tyler built a successful track record for operation excellence, specifically in the wound care industry, as COO with National Healing which later became Healogics, the nation’s leading provider of advanced wound care.

John F. Nemelka joined the Company as a member of the board of directors in October of 2009 and joined SANUWAVE, Inc. as a member of the board of directors in August of 2005. Mr. Nemelka founded NightWatch Capital Group, LLC, an investment management business, and served as its Managing Principal since its incorporation in July 2001 until its liquidation in December 2015. From 1997 to 2000, he was a Principal at Graham Partners, a private investment firm and affiliate of the privately-held Graham Group. From 2000 to 2001, Mr. Nemelka was a Consultant to the Graham Group. Mr. Nemelka brings to our board of directors a diverse background with both financial and operations experience. He holds a B.S. degree in Business Administration from Brigham Young University and an M.B.A. degree from the Wharton School at the University of Pennsylvania. Mr. Nemelka resigned from the Company’s board of directors effective April 10, 2022.

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

The Board of Directors

Recent Developments

The Company’s current board of directors consists of five members, four of whom have been determined by the board to be “independent” as defined under the rules of the OTC stock market.

Board’s Leadership Structure

The Company’s board of directors elects the Company’s chief executive officer and its chairman, and each of these positions may be held by the same person or may be held by two persons. The chairman’s primary responsibilities are to manage the board and serve as the primary liaison between the board of directors and the chief executive officer, while the primary responsibility of the chief executive officer is to manage the day-to-day affairs of the Company, taking into account the policies and directions of the board of directors. Such an arrangement promotes more open and robust communication among the board and provides an efficient decision-making process with proper independent oversight. The Company’s board of directors has determined that it is currently in the best interest of the Company and its shareholders to combine the roles of chairman of the board and chief executive officer.

The Company believes, however, that there is no single leadership structure that is the best and most effective in all circumstances and at all times. Accordingly, the board of directors retains the authority to later combine these roles if doing so would be in the best interests of the Company and its shareholders.

The Company’s board of directors is authorized to have an audit committee, a compensation committee and a nominating and corporate governance committee, to assist the Company’s board of directors in discharging its responsibilities. The Company’s current board of directors consists of five members, four of whom has been determined by the board to be “independent” as defined under the rules of the OTC stock market. The board of directors has determined that Mr. Richardson is not independent under the applicable marketplace rules of the OTC stock market and Rule 10A-3 under the Exchange Act. Beginning in July 2021, the Company’s board of directors determined that all of its current members would also be members of each of the audit, compensation and corporate governance committees.

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

Audit Committee

The current members of the Company’s audit committee are A. Michael Stolarski (Acting Chairperson), Ian Miller and Jeff Blizard. Mr. Stolarski, Mr. Miller and Mr. Blizard are determined to be independent directors, pursuant to the rules of the OTC stock market. Mr. Stolarski, who is acting as the chair of the committee, has been determined by the board of directors to be an audit committee financial expert as defined pursuant to the rules of the SEC.

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

Compensation Committee

The current chair of the Company’s compensation committee is Jeff Blizard, who is an independent director, pursuant to the rules of the OTC stock market. The other current members of the compensation committee are A. Michael Stolarski and Jim Tyler, who are also independent directors pursuant to the rules of the OTC stock market. The primary purpose of the compensation committee is to discharge the responsibilities of the board of directors relating to compensation of the Company’s executive officers. Pursuant to the Company’s Compensation Committee Charter, the compensation committee is required to consist of at least two independent directors.

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

Nominating and Corporate Governance Committee

The current chair of the Company’s nominating and corporate governance committee is Jim Tyler, who is an independent director, pursuant to the rules of the OTC stock market. The other current members of the nominating and governance committee are Ian Miller and Jeff Blizard, who are also independent directors pursuant to the rules of the OTC stock market. Pursuant to the Company’s Nominating and Corporate Governance Committee Charter, the nominating and corporate governance committee is required to consist of at least two independent directors.

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

Shareholder Communications with the Board of Directors

The board of directors has implemented a process for shareholders to send communications to the board of directors. Shareholders who wish to communicate directly with the board of directors or any particular director should deliver any such communications in writing to the Secretary of the Company. The Secretary will compile any communications they receive from shareholders and deliver them periodically to the board of directors or the specific directors requested. The Secretary of the Company will not screen or edit such communications but will deliver them in the form received from the shareholder.

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

Except as set forth herein, based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2021, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11.	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Years 2021 and 2020

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)		Option Awards ($) (2)	All Other Compensation ($)(3)	Total ($)
Kevin A. Richardson, II	2021	$350,000		-	$49,310	$399,310
Chairman of the Board and Chief Executive Officer (principal executive officer)	2020	$335,417	(1)	-	$37,180	$372,596

Shri P. Parikh (4)	2021	$-		-	$-	$-
President, Healthcare	2020	$305,301		-	$23,699	$329,000

Peter Stegagno	2021	$200,000		-	$47,833	$247,833
Chief Operating Officer	2020	$188,333		-	$28,905	$217,239

Lisa E. Sundstrom	2021	$200,000		-	$52,023	$251,023
Chief Financial Officer (principal financial officer)	2020	$191,667		-	$23,347	$215,014

(1) Amounts reflect (i) the salary guaranteed by Mr. Richardson’s employment agreement with the Company and (ii) an aggregate amount of $60,000 for fees earned or paid in cash for Mr. Richardson’s service as a director in fiscal 2020 (which aggregate amount is also reflected in the Director Compensation Table, below).

(2) Amounts shown in this column do not reflect the dollar amounts actually received by our NEOs. Instead, these amounts reflect the aggregate grant date fair value of each stock or option award in the respective fiscal year, computed in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 18 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

On December 31, 2021, there were 2,568,281 shares of common stock available for grant under the Stock Incentive Plan. For the years ended December 31, 2021 and 2020, there were 0 and 0 options, respectively, granted to the Company’s executive officers under the Stock Incentive Plan.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2021:

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

(1)
On February 21, 2013, the company, by mutual agreement with all active employees and directors of the Company, cancelled options granted to the active employees and directors in the year ended December 31, 2011 and prior. In exchange for these options, the active employees and directors received new options to purchase shares of common stock at an exercise price of $0.35 per share. The Company cancelled all options which were previously granted to Mr. Richardson, Ms. Sundstrom and Mr. Stegagno. The Company granted Mr. Richardson 115,000 options, Ms. Sundstrom 65,000 options and Mr. Stegagno 334,644 options on February 21, 2013 which vest one-third at grant date, one-third on February 21, 2014 and one-third on February 21, 2015.

(2)	The Company granted Ms. Sundstrom 25,000 and Mr Stegagno 50,000 options on May 7, 2014 which vests one-third at grant date, one-third on May 7, 2015 and one-third on May 7, 2016.

(3)	The Company granted Mr. Richardson 750,000 options, Ms. Sundstrom 500,000 options and Mr. Stegagno 500,000 options on October 1, 2015 which vests at grant date.

(4)	The Company granted Mr. Richardson 700,000 options, Ms. Sundstrom 500,000 options and Mr. Stegagno 500,000 options on June 16, 2016 which vests at grant date.

(5)	The Company granted Mr. Richardson 594,300 options, Ms. Sundstrom 424,500 options and Mr. Stegagno 424,500 options on November 9, 2016 which vests at grant date.

(6)	The Company granted Mr. Richardson 900,000 options, Ms. Sundstrom 600,000 options and Mr. Stegagno 600,000 options on June 15, 2017 which vests at grant date.

(7)	The Company granted Mr. Richardson 1,100,000 options, Ms. Sundstrom 750,000 options and Mr. Stegagno 750,000 options on September 20, 2018 which vests at grant date.

(8)	The Company granted 50,000 options each to Mr. Richardson, Ms. Sundstrom and Mr. Stegagno on August 26, 2019 which vests at grant date.

 Director Compensation Table for Fiscal Year 2021

No fees or awards were given to directors for the year ended December 31, 2021

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

The following are the aggregate number of option awards outstanding that have been granted to each of our non-employee directors as of December 31, 2021:  Kevin A. Richardson, II – 4,209,300, John F. Nemelka – 1,434,800, Alan L. Rubino – 1,419,800, A. Michael Stolarski – 1,069,800 and Maj-Britt Kaltoft – 700,000

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2021, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s named executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Shares Outstanding (2)
A. Michael Stolarski (3)	18,331,290	3.8%
Kevin A. Richardson II (4)	16,795,993	3.5%
Peter Stegagno (5)	4,418,007	0.9%
Iulian Cioanta (6)	3,636,146	0.8%
Lisa E. Sundstrom (7)	3,364,500	0.7%
John F. Nemelka (8)	1,696,055	0.4%
Alan Rubino	1,669,800	0.3%
Maj-Britt Kaltoft	950,000	0.2%
Thomas Price	450,000	0.1%
All directors and executive officers as a group (6 persons)	51,311,791	10.7%

(1) Unless otherwise noted, each beneficial owner has the same address as us.

(2) Applicable percentage ownership is based on 481,619,621 shares of common stock outstanding as of September 30, 2021, “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of September 30, 2021. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

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

Related Party Transactions

Other than as described below, since January 1, 2021, there have been no transactions with related persons required to be disclosed in this report.

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

On July 1, 2021, the Company purchased unused DermaPace equipment and applicator inventory from PSWC for $127 thousand. As of December 31, 2021, $127 thousand is included in accounts payable on the consolidated balance sheets related to this transaction.

Also, effective July 1, 2021, the Company entered into a short-term equipment rental agreement with PSWC, whereby the Company obtained DermaPace equipment from PSWC for $3,600 per month. The Company recorded $99 thousand in revenue from this arrangement.

October 2021 Advance from Director – On October 27, 2021 the Company received $25 thousand from A. Michael Stolarski (the “Stolarski Advance”). In exchange for the Stolarski Advance, as well as the $125 thousand deposit received in March 2021, the Company issued to Mr. Stolarski a promissory note in the principal amount of $150 thousand (“Stolarski Note #2”). The Stolarski Note #2 matures on June 30, 2022 and accrues interest at a rate equal to 15.0% per annum.

On April 1, 2022 the Company entered into a Reverse Repurchase Agreement with a related party, A. Michael Stolarski, also a shareholder and member of the Company’s board of directors, in the amount of $250 thousand.

Director Independence

Our board of directors has determined that Jeff Blizard, Ian Miller, Jim Tyler and A. Michael Stolarski qualify as independent directors based on the OTC stock market definition of “independent director.”  Our board of directors has determined that our other director, Kevin A. Richardson II, does not qualify as an independent director based on the OTC stock market definition of “independent director.”  There are no family relationships among any of the directors or executive officers of the Company.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our prior principal independent registered public accounting firm, Marcum LLP for the years ended December 31, 2021 and December 31, 2020:

Fee Category	2021	2020
Audit fees	$450,000	$309,000
Tax fees	25,000	11,000
Audit related fees	-	-
All other fees	-	-
Total fees	$475,000	$320,000

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

The audit committee must pre-approve all audits and permitted non-audit services to be provided by our principal independent registered public accounting firm unless an exception to such pre-approval exists under the Exchange Act or the rules of the SEC. Each year, the board of directors approves the retention of the independent auditor to audit our consolidated financial statements, including the associated fee. At this time, the board of directors evaluates other known potential engagements of the independent auditor, including the scope of audit-related services, tax services and other services proposed to be performed and the proposed fees, and approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.

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

3.9	Certificate of designation of Series C Convertible Preferred Stock. (Incorporated by reference to the Form 8-K filed with the SEC on February 6, 2020).

3.10	Certificate of Designation of Series D Convertible Preferred Stock. (Incorporated by reference to the Form 8-K filed with the SEC on May 20, 2020).

3.11	Certificate of Amendment of the Articles of Incorporation. (Incorporated by reference to the Form 8-K filed with the SEC on January 5, 2021).

4.1	Form of Class A Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.2	Form of Class B Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on September 30, 2009).

4.3	Form of Class D Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on October 14, 2010).

4.4	Form of Class E Warrant Agreement (Incorporated by reference to Form 8-K filed with the SEC on April 7, 2011).

4.5	Form of Series A Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.6	Form of Series B Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.7	Form of 18% Senior Secured Convertible Promissory Note issued by the Company to select accredited investors (Incorporated by reference to Form 8-K filed with the SEC on February 27, 2013).

4.8	Form of Convertible Promissory Note between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.9	Amendment No. 1 to the Convertible Note Agreement between the Company and accredited investors party thereto (Incorporated by reference to the Form 8-K filed with the SEC on March 18, 2014).

4.10	Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to the Form 8-K filed with the SEC on June 18, 2015).

4.11	Amendment No. 1 to Class K Warrant Agreement by and between the Company and HealthTronics, Inc., dated June 28, 2016 (Incorporated by reference to the Form 10-Q filed with the SEC on August 15, 2016).

4.12	Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on March 17, 2016).

4.13	Second Form of Class L Warrant Common Stock Purchase Warrant (Incorporated by reference to the Form 8-K filed with the SEC on August 24, 2016).

4.14	Registration Rights Agreement dated January 13, 2016 among the Company and the investors listed therein (Incorporated by reference to the Form 8-K filed with the SEC on January 19, 2016).

4.15	Class K Warrant Agreement dated as of August 3, 2017, between the Company and HealthTronics, Inc. (Incorporated by reference to Form 8-K filed with the SEC on August 4, 2017).

4.16	Form of Class N Warrant. (Incorporated by reference to Form 8-K filed with the SEC on November 9, 2017).

4.17	Letter to Series A Warrantholders, Class N Warrantholders and Class L Warrantholders, dated January 29, 2019. (Incorporated by reference to Form 8-K filed with the SEC on January 25, 2019).

4.18	Form of Class O Warrant. (Incorporated by reference to Form 8-K filed with the SEC on March 15, 2019).

4.19	Letter to Class N Warrantholders and Class O Warrantholders, dated March 14, 2019. (Incorporated by Reference to Form 8-K filed with the SEC on March 15, 2019).

4.20	Letter to Class N Warrant Holders, dated June 5, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2019).

4.21	Letter to Class O Warrant Holders, dated June 5, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 7, 2019).

4.22	Description of Registrant’s Common Stock.

4.23	Form of Class E Warrant (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.24	Form of Secured Promissory Note issued to NH Expansion Credit Fund Holdings LP, dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.25	Warrant issued to NH Expansion Credit Fund Holdings LP, dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.26	Warrant issued to HealthTronics, Inc., dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.27	Warrant issued to Leviston Resources, LLC, dated April 20, 2021. (Incorporated by reference to the Form 8-K filed with the SEC on April 27, 2021).

4.28	Future Advance Convertible Promissory Note issued to Leviston Resources, LLC, dated April 2020, 2021. (Incorporated by reference to the Form 8-K filed with the SEC on April 27, 2021).

4.29	For of Warrant Issued September 3, 2021. (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

4.30	Form of Future Advance Convertible Promissory Note Issued September 3, 2021. (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

4.31	Secured Promissory Note issued to NH Expansion Credit Fund Holdings L.P., dated February 24, 2022. (Incorporated by reference to the Form 8-K filed with the SEC on March 2, 2022).

4.32	Amended and Restated Warrant issued to NH Expansion Credit Fund Holdings L.P., dated February 25, 2022. (Incorporated by reference to the Form 8-K filed with the SEC on March 2, 2022).

10.1∞	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Form 8-K filed with the SEC on November 3, 2010).

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

10.44	Registration Rights Agreement by and between the Company and Leviston Resources, LLC, dated April 20, 2021. (Incorporated by reference to the Form 8-K filed with the SEC on April 27, 2021).

10.45	Form of Securities Purchase Agreement Entered into September 3, 2021. (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

10.46	Form of Subordination Agreement Entered into September 3, 2021. (Incorporated by reference to the Form 8-K filed with the SEC on September13, 2021).

10.47	Form of Registration Rights Agreement Entered into September 3, 2021. (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

10.48	Form of Security Agreement. (Incorporated by reference to the Form 8-K filed with the SEC on September 13, 2021).

10.49
Future Receivables Agreement by and between GCF Resources, LLC and SANUWAVE Health, Inc. dated September 27, 2021. (Incorporated by reference to Exhibit 10.3 filed with the Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on December 13, 2021).

10.50	Form of Registration Rights Agreement entered into September 27, 2021. (Incorporated by reference to Exhibit 10.6 filed with the Form 10-Q for the quarter ended September 30, 2021).

10.51	Form of Warrant Issued September 27, 2021 and December 22, 2021. (Incorporated by reference to Exhibit 10.7 filed with the Form 10-Q for the quarter ended September 30, 2021).

10.52
Master Equipment and Contracts Purchase Agreement by and between the Company and ABF SANUWAVE, LLC dated February 17, 2022. (Incorporated by reference to the Form 8-K filed with the SEC on February 24, 2022).

10.53
Second Amendment to the Note and Warrant Purchase and Security Agreement by and between the Company and NH Expansion Credit Fund Holdings L.P., dated February 25, 2022. (Incorporated by reference to the Form 8-K filed with the SEC on March 2, 2022).

10.54	Form of Warrant Issued September 27, 2021 and December 22, 2021. (Incorporated by reference to Exhibit 10.7 filed with the Form 10-Q for the quarter ended September 30, 2021).

10.55*	Form of Refinance Agreement by and between GCF Resources, LLC and SANUWAVE Health, Inc. dated December 22, 2021.

10.56*	Future Receivables Agreement by and between GCF Resources, LLC and SANUWAVE Health, Inc. dated December 22, 2021.

10.57*	Form of Security Agreement and Guarantee by and between GCF Resources, LLC and SANUWAVE Health, Inc. dated December 22, 2021.

14.1	Code of Business Conduct and Ethics of SANUWAVE Health, Inc. (Incorporated by reference to the Form 10-K filed with the SEC on March 30, 2016).

21.1*	List of subsidiaries

23.1*	Consent of Marcum LLP, independent registered public accountants.

24.1*	Power of Attorney (included on signature page).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page with Interactive Data File

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

SANUWAVE HEALTH, INC.

Dated: May 13, 2022	By:	/s/ Kevin A. Richardson, II
		Name:	Kevin A. Richardson, II
		Title:	Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 13, 2022

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	May 13, 2022

By: /s/ A. Michael Stolarski Name: A. Michael Stolarski	Director	May 13, 2022

By: /s/ Jeff Blizard Name: Jeff Blizard	Director	May 13, 2022

By: /s/ Ian Miller Name: Ian Miller	Director	May 13, 2022

By: /s/ Jim Tyler Name: Jim Tyler	Director	May 13, 2022