Form 10-Q
period 2022-03-31
SANUWAVE Health, Inc.
filed 2022-05-26
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 25, 2022 there were issued and outstanding 517,195,705 shares of the registrant’s common stock, $0.001 par value.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST®, dermaPACE® and our product candidates; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or cost of our products; timing of clinical studies and eventual FDA approval of our products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on May 13, 2022. Other risks and uncertainties are and will be disclosed in the Company’s prior and future SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on May 13, 2022.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except share data)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$313	$619
Accounts receivable, net of allowance for doubtful accounts of $785 and $475, respectively	1,730	2,415
Inventory	1,001	1,040
Prepaid expenses and other current assets	365	326
Total Current Assets	3,409	4,400
Property and Equipment, net	315	668
Right of Use Assets, net	259	344
Other Intangible Assets, net	5,665	5,841
Goodwill	7,260	7,260
Other Assets	106	106
Total Assets	$17,014	$18,619

LIABILITIES
Current Liabilities:
Senior secured promissory note payable, in default	$11,894	$11,586
Convertible promissory notes payable, in default	10,532	11,601
Convertible promissory notes, related parties, in default	1,596	1,596
Advances on future cash receipts	416	446
Accounts payable	6,696	7,644
Accrued expenses	4,916	4,394
Accrued employee compensation	3,623	4,247
Due under factoring agreement	1,231	1,737
Warrant liability	8,300	9,614
Current portion of SBA loans	226	158
Accrued interest	3,072	2,521
Accrued interest, related parties	345	289
Current portion of lease liabilities	268	268
Current portion of contract liabilities	58	48
Other	58	114
Total Current Liabilities	53,231	56,263
Non-current Liabilities
SBA loans	807	875
Lease liabilities	34	118
Contract liabilities	303	293
Deferred tax liability	28	28
Total Non-current Liabilities	1,172	1,314
Total Liabilities	54,403	57,577

Commitments and Contingencies (Footnote 11)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175, 293, 90 and 8 shares designated Series A, Series B, Series C and Series D, respectively; no shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common Stock, par value $0.001, 800,000,000 shares authorized; 517,195,705 and 481,619,621 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	517	482
Additional Paid-in Capital	150,533	144,582
Accumulated Deficit	(188,372)	(183,949)
Accumulated Other Comprehensive Loss	(67)	(73)
Total Stockholders’ Deficit	(37,389)	(38,958)
Total Liabilities and Stockholders’ Deficit	$17,014	$18,619

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands except share data)

	Three Months Ended March 31,
	2022	2021

Revenues:
Accessory and parts revenue	$2,192	$1,571
Product	645	253
Rental Income	343	254
License fees and other	15	38
Total Revenue	3,195	2,116

Cost of Revenues	889	1,055

Gross Margin	2,306	1,061

Operating Expenses:
General and administrative	2,141	3,129
Selling and marketing	1,715	1,780
Research and development	166	354
Gain on disposal of assets	(554)	-
Depreciation and amortization	176	192
Total Operating Expenses	3,644	5,455

Operating Loss	(1,338)	(4,394)

Other Income (Expense):
Interest expense	(3,076)	(1,122)
Interest expense, related party	(56)	(47)
Change in fair value of derivative liabilities	3,482	635
Loss on issuance of debt	(3,434)	-
Gain / (loss) on foreign currency exchange	(1)	7
Other Income (Expense), net	(3,085)	(527)

Net Loss before Income Taxes	(4,423)	(4,921)

Provision for Income Taxes	-	16

Net Loss	(4,423)	(4,937)

Other Comprehensive Loss
Foreign currency translation adjustments	-	(8)

Total Comprehensive Loss	$(4,423)	$(4,945)

Loss per Share:
Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	525,414,534	518,490,225

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands except share data)

Three Months Ended March 31, 2022
	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2021	-	$-	481,619,621	$482	$144,582	$(183,949)	$(73)	$(38,958)
Cashless warrant exercise	-	-	14,000,000	14	2,152	-	-	2,166
Warrant exercise	-	-	909,091	1	99	-	-	100
Shares issued in conjunction with Note Payable	-	-	20,666,993	20	3,700	-	-	3,720
Net loss	-	-	-	-	-	(4,423)	-	(4,423)
Foreign currency translation adjustment	-	-	-	-	-	-	6	6
Balances as of March 31, 2022	-	$-	517,195,705	$517	$150,533	$(188,372)	$(67)	$(37,389)

Three Months Ended March 31, 2021
	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2020	-	$-	470,694,621	$471	$142,563	$(156,690)	$(62)	$(13,718)
Cashless warrant exercise	-	-	10,925,000	11	(11)	-	-	-
Reclassification of warrant liability due to cashless warrant exercise	-	-	-	-	2,030	-	-	2,030
Net loss	-	-	-	-	-	(4,937)	-	(4,937)
Foreign currency translation adjustment	-	-	-	-	-	-	(8)	(8)
Balances as of March 31, 2021	-	$-	481,619,621	$482	$144,582	$(161,627)	$(70)	$(16,633)

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows - Operating Activities:
Net loss	$(4,423)	$(4,937)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of intangibles	176	176
Depreciation	15	94
Bad debt expense	-	132
Income tax expense	-	16
Change in fair value of derivative liabilities	(3,482)	(635)
Loss on issuance of debt	3,434	-
Amortization of debt issuance costs and original issue discount	889	228
Accrued interest	551	(40)
Interest payable, related parties	56	47
Changes in operating assets and liabilities
Accounts receivable - trade	804	489
Inventory	39	21
Prepaid expenses	(39)	(444)
Other assets	43	(24)
Operating leases	-	(6)
Accounts payable	(930)	1,274
Accrued expenses	439	365
Accrued employee compensation	(549)	(78)
Contract liabilities	(155)	(22)
Net Cash Used by Operating Activities	(3,132)	(3,344)

Cash Flows - Investing Activities
Disposition of property and equipment	360	(101)
Net Cash Flows Provided by (Used in) Investing Activities	360	(101)

Cash Flows - Financing Activities
Proceeds from senior promissory notes	2,940	-
Proceeds from SBA loan	-	1,033
Payments for factoring	(505)	-
Proceeds from warrant exercises	100	125
Payments of principal on finance leases	(65)	(46)
Net Cash Flows Provided by Financing Activities	2,470	1,112

Effect of Exchange Rates on Cash	(4)	(8)

Net Change in Cash During Period	(306)	(2,341)

Cash at Beginning of Period	619	2,437
Cash at End of Period	$313	$96

Supplemental Information:
Cash paid for interest	$574	$934

Non-cash Investing and Financing Activities:
Reclassification of warrant liability due to cashless warrant exercise	$2,167	$2,030
Warrants issued in conjunction with senior secured promissory note payable	2,654	-
Common shares issued in conjunction with senior secured promissory note payable	3,720	-

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. Certain accounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported operating results. The financial information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended March 31, 2022, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022.

The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and disclosures required by U.S. GAAP for comprehensive financial statements. These financial statements should be read in conjunction with the Company’s December 31, 2021 Annual Report on Form 10-K filed with the SEC on May 13, 2022 (the “2021 Annual Report”).

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

3.	Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are summarized below and should be read in conjunction with those described in Note 3 to the Consolidated Financial Statements in our 2021 Annual Report.

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

Significant estimates include the recording of allowances for doubtful accounts, the net realizable value of inventory, useful lives of long-lived assets, fair value of goodwill and other intangible assets, the determination of the valuation allowances for deferred taxes, estimated fair value of stock-based compensation, and the estimated fair value of financial instruments, including warrants and embedded conversion options.

4.	Loss per Share

The net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three months ended March 31, 2022, and 2021. In accordance with ASC Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows (shares in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Weighted average shares outstanding
Common shares	498,723	481,620
Common shares issuable assuming excercise of nominally priced warrants	26,691	36,871
Weighted average shares outstanding	525,414	518,491

Diluted net loss per share would be computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the three months ended March 31, 2022 and 2021, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consist of the following at March 31, 2022 and 2021, respectively (in thousands):

	2022	2021
Common stock options	31,759	31,864
Common stock purchase warrants	183,435	142,266
Convertible notes payable	94,172	60,329
	309,366	234,459

5.	Accrued Expenses

Accrued expenses consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Registration penalties	$2,083	$1,950
License fees	893	893
Board of director’s fees	537	507
Related party	250	-
Other	1,153	1,044
	$4,916	$4,394

There was no activity in the warranty reserve during the three months ended March 31, 2022.

6.	Revenue

Disaggregation of Revenue - The disaggregation of revenue is based on geographical region. All revenue is recognized at the point in time when control is transferred to our clients. The following tables present revenue from contracts with customers for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	United States	International	Total	United States	International	Total
Accessories and parts	$2,132	$(4)	$2,128	$1,435	$136	$1,571
Product	691	16	707	41	212	253
License fees and other	8	9	17	33	5	38
Topic 606 Revenue	$2,831	$21	$2,852	$1,509	$353	$1,862

Rental income	343	-	343	254	-	254
Topic 842 Revenue	$343	$-	$343	$254	$-	$254

Total Revenue	$3,174	$21	$3,195	$1,763	$353	$2,116

Contract liabilities - As of March 31, 2022 and December 31, 2021 the Company has contract liabilities from contracts with customers as follows (in thousands):

	March 31, 2022	December 31, 2021
Service agreements	$361	$137
Deposit on future equipment purchases	-	204
Total contract liabilities	361	341
Less: current portion	(58)	(48)
Non-current contract liabilities	$303	$293

During the three months ended March 31, 2022 and 2021 the Company recognized revenue related to these contract liabilities of $8 thousand in both 2022 and 2021, respectively, that were included in the beginning contract liability balances for each of those periods.

The following table summarizes the changes in contract liabilities during the three months ended March 31, 2022 (in thousands):

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
Beginning balance	$341	$69
New service agreement additions	28	1
Deposit on future equipment purchases	-	125
Revenue recognized	(8)	(8)
Total contract liabilities	361	187
Less current portion	(58)	(32)
Non-current contract liabilities	$303	$155

7.	Concentration of Credit Risk and Limited Suppliers

Major customers are defined as customers whose accounts receivable, or sales individually consist of more than ten percent of total trade receivables or total sales, respectively. The percentage of accounts receivable and sales from major customers of the Company for the periods indicated were as follows:

	March 31, 2022	December 31, 2021
Accounts Receivable:
Customer A	15%	16%
Customer B	n/a	24%

	March 31, 2022	March 31, 2021
Revenue:
Customer A	11%	n/a

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Purchases:
Vendor A	19%	55%
Vendor B	n/a	13%

8.	Notes payable

The following two tables summarize outstanding notes payable as of March 31, 2022 and December 31, 2021 (dollars in thousands):

As of 03/31/2022 (dollars in thousands)	Maturity Date	Interest Rate	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Senior secured promissory note payable, in default	In default	20.50%	n/a	$18,000	(6,106)	-	$11,894
Convertible promissory notes payable, in default:
Total convertible promisory notes payable, in default	In default	15.40%	$0.1058	6,445	(488)	4,575	10,532

Convertible promissory notes payable, related parties, in default:
Total convertible promisory notes payable, related parties, in default	In default	14.0%	$0.10	1,596	-	-	1,596

SBA loan #2	February 20, 2026	1.00%	n/a	1,033	-	-	1,033

Advances on future cash receipts	June 13, 2022	n/a	n/a	925	(509)	-	416

Total debt outstanding, including amounts in default				27,999	(7,103)	4,575	25,471

Less: current maturities, including notes in default				(27,192)	7,103	(4,575)	(24,664)

Total long-term debt as of March 31, 2022				$807	$-	$-	$807

As of 12/31/2021 (dollars in thousands)	Maturity Date	Interest Rate	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Senior secured promissory note payable, in default	In default	20.25%	n/a	$15,000	(3,414)	-	$11,586
Convertible promissory notes payable, in default:
Total convertible promisory notes payable, in default	In default	15.40%	$0.1071	6,445	(1,099)	6,255	11,601

Convertible promissory notes payable, related parties, in default:
Total convertible promisory notes payable, related parties, in default	In default	14.0%	$0.10	1,596	-	-	1,596

SBA loan #2	February 20, 2026	1.00%	n/a	1,033	-	-	1,033

Advances on future cash receipts	March 11, 2022	n/a	n/a	1,500	(1,054)	-	446

Total debt outstanding, including amounts in default				25,574	(5,567)	6,255	26,262

Less: current maturities, including notes in default				(24,699)	5,567	(6,255)	(25,387)

Total long-term debt as of December 31, 2021				$875	$-	$-	$875

Senior secured promissory note payable, in default (“Senior Secured Note”) - On February 25, 2022, the Company entered into a Note Extension with NH Expansion Credit Fund Holdings LP. The amount of the note was $3.0 million, with an interest rate of 20.5% and matures on September 30, 2025. Because the combined fair value of the applicable warrants and common stock issued as part of this note exceeded the face value of the note, the additional amount beyond the face value is recorded as a loss on issuance of $3.4 million.

Embedded Conversion Option Liability

The fair value of Conversion Option liability was determined by using a binomial pricing model:

	At 03/31/2022	At 12/31/2021
Conversion Price(1)	$0.11	$0.11

Interest Rate (annual) (2)	0.15%	0.18%

Volatility (annual) (3)	185.75%	289.65%

Time to Maturity (Years)	0.26	0.50

(1) Based on the terms provided in the warrant agreement to purchase common stock of the Company as of March 31, 2022 and December 31, 2021.
(2) Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3) Based on the historical daily volatility of the Company as of each presented period ending date.

9.	Common Stock Purchase Warrants

A summary of the warrant activity as of March 31, 2022 is as follows (dollars in thousands):

	Warrants	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2021	204,882,664	$0.20	2.54
Exercised	(15,909,091)	0.01
Issued	16,152,079	0.18
Outstanding at March 31, 2022	205,125,652	$0.18	2.67

On January 31, 2022, the Company issued 14,000,000 shares of its common stock to LGH upon the cashless exercise of 15,000,000 of the LGH Warrants under the terms of the warrant agreement. After this cashless exercise, 8,600,000 of LGH Warrants remain outstanding. On February 28, 2022, the Company issued 16.1 million warrants with an exercise price of $0.18 and a 8.6-year term as part of the Second Amendment to Note and Warrant Purchase and Security Agreement with NH Expansion Fund.

10.	Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with a convertible debt on a recurring basis to determine the fair value of the liability.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2022 and 2021 (in thousands):

	Fair value measured at March 31, 2022
	Fair value at March 31, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$8,300	$-	$-	$8,300
Embedded conversion option	4,575	-	-	4,575
Total fair value	12,875	-	-	12,875

	Fair value measured at December 31, 2021
	Fair value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$9,614	-	-	9,614
Embedded conversion option	6,255	-	-	6,255
Total fair value	15,869	-	-	15,869

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2022 and 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (dollars in thousands):

	Warrant Liability	Conversion Feature	Total
Balance at December 31, 2021	$9,614	$6,255	$15,869
Cashless exercise	(2,167)	-	(2,167)
Warrants issued	2,654	-	2,654
Change in fair value	(1,801)	(1,680)	(3,481)
Balance at March 31, 2022	$8,300	$4,575	$12,875

A summary of the warrant liability activity for the three months ended March 31, 2022 is as follows:

	Warrants Outstanding	Fair Value per Share	Fair Value
Balance at December 31, 2021	62,617,188	$0.15	$9,614,134
Warrants classified as liabilities	(15,000,000)	0.14	(2,167,022)
Warrants issued	16,152,079	0.18	2,654,178
Gain on remeasurement of warrant liability	-		(1,801,225)
Balance at March 31, 2022	63,769,267	$0.13	$8,300,065

Significant Black Scholes valuation model inputs related to the Company’s different Warrants are listed below.

	March 31, 2022	December 31, 2021	New Issuances at Issue Date
Weighted average remaining life in years	5.65	4.67	8.63
Weighted average volatility	131%	116%	143%
Weighted average risk free interest rate	2.2%	1.2%	2.0%
Expected dividend yield	0.00%	0.00%	0.00%

11.	Commitments and Contingencies

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

12.	Related Party Transactions

Advance from Director - On March 31, 2022 the Company entered into an Advance Agreement with a related party, A. Michael Stolarski, also a shareholder and member of the Company’s board of directors, in the amount of $250 thousand (“Stolarski Advance”). This amount is in accrued expenses on the condensed consolidated balance sheet.

The Stolarski Advance has 18 UltraMIST® systems used as collateral (the “Collateral”) and the Company has agreed to repurchase the Collateral at $256 thousand.

13.	Subsequent Events

May 2022 Advance on Future Receipts Financing – On May 19, 2022, the Company paid off the remaining balance of $400 thousand from the December 22, 2021 advance and received $545 thousand in cash proceeds related to its entry into a non-recourse agreement for the sale of $1.0 million of future receipts to GCF. In conjunction with the 24-week agreement, the Company is obligated to remit to GCF a minimum of $59 thousand of receipts each week for the twenty-four weeks. The Company will begin making the required minimum weekly payments May 23, 2022, and is obligated to continue through October 31, 2022. At closing, the Company also issued warrants to purchase 5,555,556 shares of the Company’s common stock to affiliates of GCF. The warrants have an exercise price of $0.18 per share and expire four years after issuance.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K, filed with the SEC on May 13, 2022 (the “2021 Annual Report”).

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
Our significant accounting policies are more fully described in Note 3 to our Consolidated Financial Statements filed with our 2021 Annual Report.

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

We incurred net losses of $27.3 million and $30.9 million for the years ended December 31, 2021 and 2020, respectively, and additional losses of approximately $4.4 million in the first three months of 2022. These factors and the events of default on the promissory notes discussed above create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date.

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

Results of Operations

Revenues and Gross Margin

Revenues for the three months ended March 31, 2022 were $3.2 million compared to $2.1 million for the same period in 2021, an increase of $1.1 million. The increase was driven by sales of UltraMIST® devices and single-use accessories.

Gross margin as a percentage of revenue increased to 72.2% from 50.1% during the first quarter of 2022 as compared with the first quarter of the prior year. The increase in gross margin percentages for the quarter was driven by higher sales of single-use accessories, which have a higher gross margin percentage, offset by the discontinuation of Biologics sales, which had a lower gross margin percentage.

Research and Development Expenses

Research and development expenses decreased 63.0% to $166 thousand from $354 thousand during the first quarter of 2022 compared with the first quarter of 2021. The decrease was primarily due to lower employee compensation in the first quarter of 2022.

Selling and Marketing Expenses

Selling and marketing expenses were essentially flat, with a small decrease of $65 thousand or 3.7% for the three-month period ended March 31, 2022 versus the same period of 2021.

General and Administrative Expenses

General and administrative expenses decreased $1.0 million or 31.7% for the three-month period ended March 31, 2022, compared with the same period of 2021. This decrease was primarily due to registration penalties incurred in 2021 as well as a reduction in legal fees.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE® System and intend continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. We incurred a net loss of $27.3 million and $30.9 million for the years ended December 31, 2021 and 2020, respectively, and incurred additional net losses in the three months of 2022 of approximately $4.4 million. These factors and the events of default on the notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The continuation of our business is dependent upon raising additional capital to fund operations; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

During the three months ended March 31, 2022, cash used by operating activities totaled approximately $3.1 million, which was driven largely by the net loss for the period. Cash provided by investing activities during the first three months of 2021 consisted of purchases of property and equipment of approximately $194 thousand offset by the gain of the disposal of assets of approximately $554 thousand. Cash provided by financing activities for the period consisted primarily of $2.5 million received from the NH Note Expansion in February 2022.

Segment and Geographic Information

We have determined that we have one operating segment. Our revenues are generated from sales in United States, Europe, Canada, Middle East, Central America, South America, Asia and Asia/Pacific. All significant expenses are generated in the United States and all significant assets are located in the United States.

Contractual Obligations

Our major outstanding contractual obligations relate to our financing leases for rental equipment, operating leases for our facilities and office equipment, purchase and supplier obligations for product component materials and equipment, and our outstanding debt. Please see our 2021 Annual Report for additional discussions of these obligations.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2022. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

As of March 31, 2022, the Company has still identified the following material weaknesses:

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

As a result, management concluded that its internal control over reporting was not effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.

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

10.2
Second Amendment to the Note and Warrant Purchase and Security Agreement by and between the Company and NH Expansion Credit Fund Holdings L.P., dated February 25, 2022. (Incorporated by reference to the Form 8-K filed with the SEC on March 2, 2022).

10.3*	Form of Advance Agreement by and between the Company and A. Michael Stolarski dated March 31, 2022.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

104	Cover Page with Interactive Data File

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: May 26, 2022	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	May 26, 2022

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	May 26, 2022