Form 10-Q
period 2022-06-30
SANUWAVE Health, Inc.
filed 2022-08-12
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of August 9, 2022 there were issued and outstanding 548,737,651 shares of the registrant’s common stock, $0.001 par value.

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

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands except share data)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$1,484	$619
Accounts receivable, net of allowance for doubtful accounts of $0.8 million, respectively	1,749	2,415
Inventory	925	1,040
Prepaid expenses and other current assets	1,181	326
Total Current Assets	5,339	4,400
Property, Equipment and Other, net	535	1,118
Other Intangible Assets, net	5,489	5,841
Goodwill	7,260	7,260
Total Assets	$18,623	$18,619

LIABILITIES
Current Liabilities:
Senior secured promissory note payable, in default	$12,334	$11,586
Convertible promissory notes payable, in default	6,523	11,601
Convertible promissory notes, related parties, in default	1,596	1,596
Short-term loans	1,484	-
Advances on future cash receipts	398	446
Accounts payable	7,083	7,644
Accrued expenses	5,900	4,394
Accrued employee compensation	4,264	4,247
Due under factoring ageement	1,792	1,737
Warrant liability	5,295	9,614
Current portion of SBA loans	272	158
Accrued interest	3,600	2,521
Accrued interest, related parties	402	289
Current portion of lease liabilities	185	268
Current portion of contract liabilities	64	48
Other	107	114
Total Current Liabilities	51,299	56,263
Non-current Liabilities
SBA loans	761	875
Lease liabilities	40	118
Contract liabilities	295	293
Deferred tax liability	28	28
Total Non-current Liabilities	1,124	1,314
Total Liabilities	52,423	57,577

Commitments and Contingencies (Footnote 11)

STOCKHOLDERS' DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175, 293, 90 and 8 shares designated Series A, Series B, Series C and Series D, respectively; no shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Common Stock, par value $0.001, 800,000,000 shares authorized; 529,293,205 and 481,619,621 issued and outstanding at June 30, 2022 December 31, 2021, respectively	529	482
Additional Paid-in Capital	151,409	144,582
Accumulated Deficit	(185,671)	(183,949)
Accumulated Other Comprehensive Loss	(67)	(73)
Total Stockholders' Deficit	(33,800)	(38,958)
Total Liabilities and Stockholders' Deficit	$18,623	$18,619

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Accessory and parts revenue	$2,663	$2,008	$4,854	$3,579
Product	862	514	1,507	767
Rental Income	344	276	688	530
License fees and other	13	111	28	149
Total Revenue	3,882	2,909	7,077	5,025

Cost of Revenues	1,096	1,048	1,986	2,103

Gross Margin	2,786	1,861	5,091	2,922

Operating Expenses:
General and administrative	2,937	2,923	5,078	6,045
Selling and marketing	1,672	2,520	3,387	4,300
Research and development	171	272	337	626
Gain on disposal of assets	(136)	-	(690)	-
Depreciation and amortization	210	192	386	391
Total Operating Expenses	4,854	5,907	8,498	11,362

Operating Loss	(2,068)	(4,046)	(3,407)	(8,440)

Other Income (Expense):
Interest expense	(2,826)	(1,437)	(5,903)	(2,559)
Interest expense, related party	(56)	(48)	(112)	(95)
Change in fair value of derivative liabilities	7,861	(591)	11,343	44
Loss on issuance of debt	-	(2,484)	(3,434)	(2,484)
Loss on extinguishment of debt	(211)	-	(211)	-
Gain / (loss) on foreign currency exchange	2	(3)	2	4
Other Income (Expense), net	4,770	(4,563)	1,685	(5,090)

Net Loss before Income Taxes	2,702	(8,609)	(1,722)	(13,530)

Provision for Income Taxes	-	6	-	22

Net Income (loss)	2,702	(8,615)	(1,722)	(13,552)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	-	(3)	-	(11)

Total Comprehensive Income (Loss)	$2,702	$(8,618)	$(1,722)	$(13,563)

Gain (loss) per Share:
Basic	$0.01	$(0.02)	$(0.00)	$(0.03)
Diluted	$0.00	$(0.02)	$(0.00)	$(0.03)

Weighted average shares outstanding, basic and diluted
Basic	538,560,051	518,310,781	532,589,825	518,400,008
Diluted	871,984,091	518,310,781	532,589,825	518,400,008

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands except share data)

Three Months Ended June 30, 2022
	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of March 31, 2022	-	$-	517,195,705	$517	$150,533	$(188,373)	$(73)	$(37,396)
Shares issued for services	-	-	12,097,500	12	876			888
Net income (loss)	-	-	-	-	-	2,702	-	2,702
Foreign currency translation adjustment	-	-	-	-	-	-	6	6

Balances as of June 30, 2022	-	$-	529,293,205	$529	$151,409	$(185,671)	$(67)	$(33,800)

Three Months Ended June 30, 2021
	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of March 31, 2021	-	$-	481,619,621	$482	$144,582	$(161,627)	$(70)	$(16,633)
Net loss	-	-	-	-	-	(8,615)	-	(8,615)
Foreign currency translation adjustment	-	-	-	-	-	-	(4)	(4)

Balances as of June 30, 2021	-	$-	481,619,621	$482	$144,582	$(170,242)	$(74)	$(25,252)

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
(In thousands except share data)

Six Months Ended June 30, 2022
	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2021	-	$-	481,619,621	$482	$144,582	$(183,949)	$(73)	$(38,958)
Cashless warrant exercise		-	14,000,000	14	2,152	-	-	2,166
Warrant exercise	-	-	909,091	1	99	-	-	100
Shares issued in conjuction with Note Payable	-	-	20,666,993	20	3,700	-	-	3,720
Shares issued for services			12,097,500	12	876	-	-	888
Net loss	-	-	-	-	-	(1,722)	-	(1,722)
Foreign currency translation adjustment	-	-	-	-	-	-	6	6

Balances as of June 30, 2022	-	$-	529,293,205	$529	$151,409	$(185,671)	$(67)	$(33,800)

Six Months Ended June 30, 2021
	Preferred Stock		Common Stock
	Number of Shares Issued and Outstanding	Par Value	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2020	-	$-	470,694,621	$471	$142,563	$(156,690)	$(62)	$(13,718)
Cashless warrant exercise	-	-	10,925,000	11	(11)	-	-	-
Reclassification of warrant liability due to cashless warrant exercise	-	-	-	-	2,030	-	-	2,030
Net loss	-	-	-	-	-	(13,552)	-	(13,552)
Foreign currency translation adjustment	-	-	-	-	-	-	(12)	(12)

Balances as of June 30, 2021	-	$-	481,619,621	$482	$144,582	$(170,242)	$(74)	$(25,252)

The accompanying notes to condensed consolidated financial
statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows - Operating Acivities:
Net income (loss)	$(1,722)	$(13,552)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization of intangibles	352	352
Depreciation	94	198
Bad debt expense	52	240
Income tax expense	-	22
Shares issued for service	888	-
Loss in extinguishment of debt	211	-
Gain on sale of property and equipment, net	(541)	-
Change in fair value of derivative liabilities	(11,343)	(44)
Loss on issuance of debt	3,434	2,484
Amortization of debt issuance costs and original issue discount	1,304	719
Accrued interest	1,078	390
Interest payable, related parties	112	95
Changes in operating assets and liabilities
Accounts receivable - trade	733	218
Inventory	115	521
Prepaid expenses	(855)	(191)
Other assets	47	(83)
Accounts payable	(562)	1,475
Accrued expenses	1,407	1,350
Accrued employee compensation	103	553
Contract liabilities	(108)	4
Net Cash Used by Operating Activities	(5,201)	(5,249)

Cash Flows - Investing Activities
Proceeds from sale of property and equipment	948	-
Purchase of property and equipment	-	(277)
Net Cash Flows Used in Investing Activities	948	(277)

Cash Flows - Financing Activities
Proceeds from senior promissory notes	2,940	1,263
Proceeds from short term notes	2,130	1,033
Proceeds from factoring	55	1,038
Proceeds from warrant exercises	100	-
Payments of principal on finance leases	(121)	(94)
Proceeds from related party advances	-	125
Net Cash Flows Provided by Financing Activities	5,104	3,365

Effect of Exchange Rates on Cash	14	(12)

Net Change in Cash During Period	865	(2,173)

Cash at Beginning of Period	619	2,437
Cash at End of Period	$1,484	$264

Supplemental Information:
Cash paid for interest	$2,045	$1,434

Non-cash Investing and Financing Activities:
Reclassification of warrant liability due to cashless warrant exercise	$2,167	$2,030
Warrants issued in conjunction with senior secured promissory note payable	2,654	-
Common shares issued in conjunction with senior secured promissory note payable	3,720	-
Embedded conversion option with issuances of convertible debt	-	2,740
Warrant issuance in conjunction with convertible debt	-	758

 The accompanying notes to condensed consolidated financial
 statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. Certain accounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported operating results. The financial information as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022.

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

4.	Income (Loss) per Share

The net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares outstanding for the three and six months ended June 30, 2022, and 2021. In accordance with ASC Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted average shares outstanding
Common shares	518,074	481,620	508,399	481,620
Common shares issuable assuming excercise of nominally priced warrants	20,486	36,691	24,191	36,780
Weighted average shares outstanding	538,560	518,311	532,590	518,400

Diluted net income (loss) per share would be computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net income for the three months ended June 30, 2022, all dilutive shares were included in the computation of diluted net income per share. As a result of the net loss for the six months ended June 30, 2022 and 2021, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consist of the following for the six months ended June 30, 2022 and 2021, respectively (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021
Common stock options	22,046	31,760
Common stock purchase warrants	189,157	150,202
Convertible notes payable	122,271	74,155
	333,474	256,117

5.	Accrued Expenses

Accrued expenses consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	2022	2021
Registration penalties	$2,190	$1,950
License fees	893	893
Board of director's fees	996	507
Other	1,821	1,044
	$5,900	$4,394

There was no activity in the warranty reserve during the six months ended June 30, 2022.

6.	Revenue

Disaggregation of Revenue - The disaggregation of revenue is based on geographical region. All revenue is recognized at the point in time when control is transferred to our clients. The following tables present revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	United States	International	Total	United States	International	Total
Accessories and parts	$2,636	$34	$2,670	$1,938	$70	$2,008
Product	863	-	863	470	44	514
License fees and other	-	5	5	91	20	111
Topic 606 Revenue	$3,499	$39	$3,538	$2,499	$134	$2,633

Rental income	344	-	344	276	-	276
Topic 842 Revenue	$344	$-	$344	$276	$-	$276

Total Revenue	$3,843	$39	$3,882	$2,775	$134	$2,909

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	United States	International	Total	United States	International	Total
Accessories and parts	$4,767	$30	$4,797	$3,373	$206	$3,579
Product	1,554	16	1,570	511	256	767
License fees and other	8	14	22	124	25	149
Topic 606 Revenue	$6,329	$60	$6,389	$4,008	$487	$4,495

Rental income	688	-	688	530	-	530
Topic 842 Revenue	$688	$-	$688	$530	$-	$530

Total Revenue	$7,017	$60	$7,077	$4,538	$487	$5,025

Contract liabilities - As of June 30, 2022 and December 31, 2021 the Company has contract liabilities from contracts with customers as follows (in thousands):

	June 30, 2022	December 31, 2021
Service agreements	$359	$137
Deposit on future equipment purchases	-	204
Total contract liabilities	359	341
Less: current portion	(64)	(48)
Non-current contract liabilities	$295	$293

During the three months ended June 30, 2022 and 2021 the Company recognized revenue related to these contrat liabilities of $10 thousand and $8 thousand, respectively, that were included in the beginning contract liability balances for each of those periods. During the six months ended June 30, 2022 and 2021 the Company recognized revenue related to these contract liabilities of $18 thousand and $16 thousand, respectively, that were included in the beginning contract liability balances for each of those periods.

The following table summarizes the changes in contract liabilities during the three and six months ended June 30, 2022 and 2021, respectively, (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Beginning balance	$361	$187	$341	$69
New service agreement additions	8	35	36	36
Deposit on future equipment purchases	-	-	-	125
Revenue recognized	(10)	(8)	(18)	(16)
Total contract liabilities	359	214	359	214
Less current portion	(64)	(33)	(64)	(33)
Non-current contract liabilities	$295	$181	$295	$181

7.	Concentration of Credit Risk and Limited Suppliers

Major customers are defined as customers whose accounts receivable, or sales individually consist of more than ten percent of total trade receivables or total sales, respectively. The percentage of accounts receivable from major customers of the Company for the periods indicated were as follows:

	June 30, 2022	December 31, 2021
Accounts Receivable:
Customer A	14%	16%
Customer B	13%	n/a
Customer C	n/a	24%

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Purchases:
Vendor A	17%	44%	18%	43%
Vendor B	n/a	38%	n/a	21%

8.	Notes payable

The following two tables summarize outstanding notes payable as of June 30, 2022 and December 31, 2021 (dollars in thousands):

As of 06/30/2022 (dollars in thousands)	Maturity Date	Interest Rate	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Senior secured promissory note payable, in default	In default	20.50%	n/a	$18,000	(5,666)	-	$12,334
Convertible promissory notes payable, in default:
Total convertible promisory notes payable, in default	In default	15.40%	$0.0538	6,445	(140)	218	6,523

Convertible promissory notes payable, related parties, in default:
Total convertible promisory notes payable, related parties, in default	In default	14.0%	$0.10	1,596	-	-	1,596

SBA loan #2	February 20, 2026	1.00%	n/a	1,033	-	-	1,033

Advances on future cash receipts	In default	n/a	n/a	812	(414)	-	398

Short-term bridge loan	October 31, 2022	5.00%	n/a	1,559	(75)	-	1,484

Total debt outstanding, including amounts in default				29,445	(6,295)	218	23,368

Less: current maturities, including notes in default				(28,684)	6,295	(218)	(22,607)

Total long-term debt as of June 30, 2022				$761	$-	$-	$761

As of 12/31/2021 (dollars in thousands)	Maturity Date	Interest Rate	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Senior secured promissory note payable, in default	In default	20.25%	n/a	$15,000	(3,414)	-	$11,586
Convertible promissory notes payable, in default:
Total convertible promisory notes payable, in default	In default	15.40%	$0.1071	6,445	(1,099)	6,255	11,601

Convertible promissory notes payable, related parties, in default:
Total convertible promisory notes payable, related parties, in default	In default	14.0%	$0.10	1,596	-	-	1,596

SBA loan #2	February 20, 2026	1.00%	n/a	1,033	-	-	1,033

Advances on future cash receipts	March 11, 2022	n/a	n/a	1,500	(1,054)	-	446

Total debt outstanding, including amounts in default				25,574	(5,567)	6,255	26,262

Less: current maturities, including notes in default				(24,699)	5,567	(6,255)	(25,387)

Total long-term debt as of December 31, 2021				$875	$-	$-	$875

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

Senior secured promissory note payable, in default (“Senior Secured Note-Third Amendment) – On June 30, 2022, the Company entered into the Third Amendment to the Note and Warrant Purchase and Security Agreement (the “Third NWPSA”), which amends that certain Second Amendment to the Note and Warrant Purchase and Security Agreement, dated as of February 25, 2022, (as amended, the “NWPSA”). The Third NWPSA provides for (i) the extension of the Agent’s and Holder’s forbearance of exercising their remedies arising from Existing Defaults (as defined in the NWPSA) to the earlier of (x) the occurrence of an Event of Default and (y) August 30, 2022, and (ii) the extension to file a registration statement with the Securities and Exchange Commission (“SEC”) to register the resale of the Advisor Shares (as defined in the NWPSA) no later than August 30, 2022.

 May 2022 Advance on Future Receipts Financing – On May 19, 2022, the Company paid off the remaining balance of $400 thousand from the December 22, 2021 advance and received $545 thousand in cash proceeds related to its entry into a non-recourse agreement for the sale of $1.0 million of future receipts to GCF. In conjunction with the 24-week agreement, the Company is obligated to remit to GCF a minimum of $59 thousand of receipts each week for the twenty-four weeks. The Company will begin making the required minimum weekly payments May 23, 2022, and is obligated to continue through October 31, 2022. Because the combined fair value of the applicable warrants issued as part of this note exceeded the original payoff value of the note, the additional amount beyond the face value is recorded as a loss on extinguishment of $211 thousand.

On June 28, 2022, the Company entered into short-term loan from a group of investors in the amount of $1.5 million. The interest rate on this loan is 5% and the expiration date is October 31, 2022.

Embedded Conversion Option Liability

The fair value of Conversion Option liability was determined by using a binomial pricing model:

	At 06/30/2022	At 12/31/2021
Conversion Price(1)	$0.05	$0.11

Interest Rate (annual) (2)	1.28%	0.18%

Volatility (annual) (3)	125.00%	289.65%

Time to Maturity (Years)	0.05	0.50

(1) Based on the terms provided in the warrant agreement to purchase common stock of the Company as of June 30, 2022 and December 31, 2021.
(2) Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3) Based on the historical daily volatility of the Company as of each presented period ending date.

9.	Common Stock Purchase Warrants

A summary of the warrant activity as of June 30, 2022 is as follows (dollars in thousands):

	Warrants	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life (years)
Outstanding at December 31, 2021	204,882,664	$0.20	2.54
Exercised	(15,909,091)	0.01
Issued	21,874,302	0.18
Outstanding at June 30, 2022	210,847,875	$0.21	2.44

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair value measured at June 30, 2022
	Fair value at June 30, 2022	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$5,295	$-	$-	$5,295
Embedded conversion option	218	-	-	218
Total fair value	5,513	-	-	5,513

	Fair value measured at December 31, 2021
	Fair value at December 31, 2021	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$9,614	-	-	9,614
Embedded conversion option	6,255	-	-	6,255
Total fair value	15,869	-	-	15,869

There were no transfers between Level 1, 2 or 3 during the three and six months ended June 30, 2022 and 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (dollars in thousands):

	Warrant Liability	Conversion Feature	Total
Balance at December 31, 2021	$9,614	$6,255	$15,869
Cashless exercise	(2,167)	-	(2,167)
Warrants issued	3,168	-	3,168
Change in fair value	(5,320)	(6,037)	(11,357)
Balance at June 30, 2022	$5,295	$218	$5,513

A summary of the warrant liability activity for the six months ended June 30, 2022 is as follows:

	Warrants Outstanding	Fair Value per Share	Fair Value
Balance at December 31, 2021	62,617,188	$0.15	$9,614,134
Warrants classified as liabilities	(15,000,000)	0.14	(2,167,022)
Warrants issued	21,874,302	0.14	3,168,581
Gain on remeasurement of warrant liability	-		(5,320,470)
Balance at June 30, 2022	69,491,490	$0.08	$5,295,223

Significant inputs related to the Company’s liability classified warrants are listed below.

	June 30, 2022	December 31, 2021	New Issuance at Issue Date
Weighted average remaining life in years	5.21	4.67	6.89
Weighted average volatility	325%	116%	276%
Weighted average risk free interest rate	3.0%	1.2%	3.0%
Expected dividend yield	0.00%	0.00%	0.00%

11.	Commitments and Contingencies

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

Advance from Director – On March 31, 2022 the Company entered into an Advance Agreement with a related party, A. Michael Stolarski, also a shareholder and member of the Company’s board of directors, in the amount of $250 thousand (“Stolarski Advance”). This amount is recorded in accrued expenses on the condensed consolidated balance sheet.

June 2022 dermaPACE® Purchase – On June 30, 2022, the Company purchased unused dermaPACE® equipment and applicator inventory from PSWC for $265 thousand. As of June 30, 2022, there is $424 thousand in the condensed consolidated balance sheets related to this and other transactions of the same nature.

Short-term loan – On June 28, 2022, the Company entered into a short-term loan with a group of investors (see Footnote 8 – Notes Payable). Of that investing group, $50 thousand was received by Ian Miller, also a member of the board of directors.

13.	Subsequent Events

SBA loan #2 – In June the Company submitted the loan forgiveness application for the SBA loan #2 and on July 8, 2022, the Company received confirmation that the loan forgiveness application has been approved. At June 30, 2022, the loan balance was $1.0 million.

Securities Purchase Agreement and Future Advance Convertible Promissory Notes

On August 5, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), with the purchasers identified on the signature pages thereto (the “Purchasers”) for the sale by the Company in a private placement (the “Private Placement”) of (i) the Company’s future advance convertible promissory notes in an aggregate principal amount of approximately $16.1 million (the “Notes”), consisting of approximately $12.2 million in newly raised capital and $3.8 million in rolled forward accrued expenses and fees, (ii) warrants to purchase an approximate additional 403 million shares of common stock of the Company with an exercise price of $0.067 per share (the “First Warrants”) and (iii) warrants to purchase an approximate additional 403 million shares of common stock of the Company with an exercise price of $0.04 per share (the “Second Warrants,” collectively with the First Warrants, the "Warrants"). The Notes will be convertible and the Warrants exercisable on the earlier to occur of (1) completion of a reverse stock split and (2) December 31, 2022. The exercise price of the Warrants is subject to adjustment, including if the Company issues or sells shares of common stock or Share Equivalents (as defined in the Warrants) for an effective consideration price less than the exercise price of the Warrants or if the Company lists its shares of common stock on the Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $0.04 per share; provided, however, that the exercise price of the Warrants shall never be less than $0.01 per share. The Warrants have a five-year term. The closing of the Private Placement occurred on August 5, 2022 (the “Closing Date”). At the Closing Date, the Company received total proceeds of approximately $14.4 million.

In connection with Private Placement of these Notes, Kestrel Merchant Partners and WestPark Capital received cash fees and certain expenses.

Payment of Leviston and Five Party notes

On August 5, 2022 in exchange for all outstanding amounts owed and the retirement of the associated warrants under the Securities Purchase Agreement, dated April 20, 2021 with Leviston Resources LLC and the Securities Purchase Agreements with five other noteholders. The Company paid $3.9 million and issued 19.4 million shares of Common Stock.

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

In connection with the Asset Purchase Agreement, on August 6, 2020, we entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the “Field” and “Territory” (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field and in the Territory. The License Agreement has an initial five-year term, after which it automatically renews for additional one-year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term. In May 2021, the Company received notification alleging that it is not in compliance the License Agreement with Celularity. See further discussion in Note 11 - Contingencies in the accompanying condensed consolidated financial statements.

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

The Company had an accumulated deficit of $183.9 million through December 31, 2021 and has a current year to date net loss of $1.7 million. These factors and the events of default on the promissory notes discussed above create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date.

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

Since our inception, we have incurred losses from operations each year. As of June 30, 2022, we have an accumulated deficit of $185.7 million. Although the size and timing of our future operating losses are subject to significant uncertainty, we anticipate that our operating losses will continue over the next few years as we continue to incur expenses related to commercialization of our dermaPACE® system for the treatment of DFU in the United States. If we are able to successfully commercialize, market and distribute the dermaPACE® system, then we believe we may be able to partially or completely offset these losses in the future with revenues from sales of our UltraMist® systems and applicators. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing, as discussed above, may provide the necessary funding for us to continue as a going concern for the next 12 months. We cannot reasonably estimate the nature, timing and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to be generated from, any of our products, due to the numerous risks and uncertainties associated with developing and marketing products, including the uncertainty of:

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

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position and liquidity. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our 2021 Annual Report.

The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which has decreased demand for a broad variety of products, including from our customers. We have experienced a disruption of our supply channels which will continue for an unknown period of time until the global supply chain can return to the pre- disease status. Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring. These factors have had and we expect that they will continue to have a negative impact on our sales and our results of operations, the size and duration of which we are currently unable to predict.

Results of Operations

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenues:
Total Revenue	$3,882	$2,909	$973	33%	$7,077	$5,025	$2,052	41%
Cost of Revenues	1,096	1,048	48	5%	1,986	2,103	(117)	-6%
Gross Margin	2,786	1,861	925	50%	5,091	2,922	2,169	74%
Operating Expenses:
General and administrative	2,937	2,923	14	0%	5,078	6,045	(967)	-16%
Selling and marketing	1,672	2,520	(848)	-34%	3,387	4,300	(913)	-21%
Research and development	171	272	(101)	-37%	337	626	(289)	-46%
Gain on disposal of assets	(136)	-	(136)	N/A	(690)	-	(690)	N/A
Depreciation and amortization	210	192	18	9%	386	391	(5)	-1%
Operating Loss	(2,068)	(4,046)	1,978	-49%	(3,407)	(8,440)	5,033	-60%
Other Income (Expense), net	4,770	(4,563)	9,333	-205%	1,685	(5,090)	6,775	-133%
Income tax expense	-	(6)	6		-	22	(22)
Net Income (Loss)	$2,702	$(8,615)	11,317	-131%	$(1,722)	$(13,552)	11,830	-87%

Revenues and Gross Margin

Revenues for the three month-period ended June 30, 2022 were $3.9 million compared to $2.9 million for the same period of 2021, an increase of $1.0 million. Revenues for the six months ended June 30, 2022 were $7.1 million compared to $5.0 million for the same period in 2021, an increase of $2.1 million. The increase for both periods was driven by the continued increased sales of UltraMIST® devices and single-use accessories.

Gross margin as a percentage of revenue increased to 71.8% from 64.0% during three-month period ended June 30, 2022 as compared with the same period of 2021, and to 71.9% from 58.1% during the six-month period ended June 30, 2022 as compared with the same period of 2021. The increase in gross margin percentages for the quarter was driven by higher sales of single-use accessories, which have a higher gross margin percentage, offset by the discontinuation of Biologics sales in the first quarter of 2022, which had a lower gross margin percentage.

Research and Development Expenses

Research and development expenses decreased 37.1% to $171 thousand from $272 thousand during the three-months period ended June 30, 2022, as compared with the same period of 2021 and decreased 46.2% to $337 thousand from $626 thousand during the six-month period ended June 30, 2022 as compared with the same period of 2021. The decrease was primarily due to lower employee compensation in 2022.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $850 thousand or 33.7% for the three-month period ended June 30, 2022, as compared with the same period of 2021. Selling and marketing expenses decreased by $913 thousand or 21.2% for the six-month period ended June 30, 2022, as compared with the same period of 2021. The decrease was primarily due to a reduction in sales and marketing headcount during 2022.

General and Administrative Expenses

General and administrative expenses were essentially flat for the three-month periods ended June 30, 2022 and 2021. General and administrative expenses decreased $1.0 million or 16.0% for the six-month period ended June 30, 2022, compared with the same period of 2021. The decrease for both the three- and six-month periods ended June 30, 2022 were primarily due to a reduction in the registration penalties and legal fees that were incurred during the same period in 2021.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE® System and intend continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. The Company had an accumulated deficit of $183.9 million through December 31, 2021, and has a current year to date net loss of $1.7 million. These factors and the events of default on the notes payable create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The continuation of our business is dependent upon raising additional capital to fund operations; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

During the six months ended June 30, 2022, cash used by operating activities totaled approximately $5.4 million, which was driven in part by the net loss for the period along with losses on extinguishment and issuance of debt offset largely by the change in the fair value of the derivative liabilities.

Cash provided by investing activities during the first six months of 2022 consisted primarily of the proceeds received in the sale of assets of $948 thousand.

Cash provided by financing activities for the period consisted primarily of $2.9 million received from the NH Note Expansion in February 2022 and proceeds from short-term notes of $545 thousand in May from the C6 note refinancing and the short-term loan in June of $1.6 million.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2022. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

As of June 30, 2022, the Company has still identified the following material weaknesses:

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

As a result, management concluded that its internal control over reporting was not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item. A discussion of the risks and uncertainties associated with us and our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our 2021 Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 19, 2022, the Company issued 5.6 million warrants with an exercise price of $0.18 and a 0.25-year term as part of the financing terms associated with the C6 investors. On June 8, 2022, the Company issued 167 thousand warrants with an exercise price of $0.18 and a 2.0 year term as part of the NFS financing terms. Such warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as they were issued pursuant to a private placement to an accredited investor.

In June of 2022, the Company issued 12,097,500 shares of corporate stock to different individuals in exchange for services rendered to the company. The Company recorded $100 thousand of non-cash general and administrative expense and $788 thousand as a prepaid expense that is being amortized on a monthly basis over the next twelve months. Such shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as they were issued pursuant to a private placement to an accredited investor.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

 Not applicable.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

 Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

4.1	Form of Future Advance Convertible Promissory Note issued to certain purchasers, dated August 5, 2022. (Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2022).

4.2	Form of Common Stock Purchase Warrant issued to certain purchasers, dated August 5, 2022. (Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2022).

10.1
Form of Securities Purchase Agreement, dated August 5, 2022, by and among the Company and the purchasers identified on the signature pages thereto. (Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2022).

10.2
Form of Subordination Agreement, dated August 5, 2022, by and among the Company, NH Expansion Credit Fund Holdings LP and certain creditors. (Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2022).

10.3	Form of Security Agreement, dated August 5, 2022, by and among the Company and certain lenders. (Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2022).

10.4	Form of Registration Rights Agreement, dated August 5, 2022, by and among the Company and certain lenders. (Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2022).

10.5	Settlement Agreement, dated August 5, 2022, by and between the Company and Leviston Resources LLC. (Incorporated by reference to the Form 8-K filed with the SEC on August 8, 2022).

10.6
Third Amendment to the Note and Warrant Purchase and Security Agreement by and between the Company and NH Expansion Credit Fund Holdings L.P., dated June 30, 2022. (Incorporated by reference to the Form 8-K filed with the SEC on July 7, 2022).

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

SANUWAVE HEALTH, INC.

Dated: August 12, 2022	By:	/s/ Kevin A. Richardson, II
Name: Kevin A. Richardson, II
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Kevin A. Richardson, II Name: Kevin A. Richardson, II	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	August 12, 2022

By: /s/ Lisa E. Sundstrom Name: Lisa E. Sundstrom	Chief Financial Officer (principal financial and accounting officer)	August 12, 2022