Form 10-Q
period 2022-09-30
SANUWAVE Health, Inc.
filed 2022-11-14
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

Commission File Number 000-52985

SANUWAVE Health, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1176000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11495 Valley View Road Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)

(770) 419-7525
(Registrant’s telephone number, including area code)

3360 Martin Farm Road, Suite 100
Suwanee, GA, 30024
(Former name, former address and former fiscal year, if changes since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 10, 2022 there were issued and outstanding 548,737,651 shares of the registrant’s common stock, $0.001 par value per share.

 SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: the potential impact of the COVID-19 pandemic on our business, results of operations, liquidity, and operations, including the effect of governmental lockdowns, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST®, dermaPACE® and our product candidates; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or cost of our products; timing of clinical studies and eventual U.S. Food and Drug Administration (“FDA”) approval of our products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections, and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on May 13, 2022. Other risks and uncertainties are and will be disclosed in the Company’s subsequent SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on May 13, 2022.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$1,112	$619
Accounts receivable, net of allowance for doubtful accounts of $0.8 million, respectively	2,403	2,415
Inventory	1,413	1,040
Prepaid expenses and other current assets	1,935	326
Total Current Assets	6,863	4,400
Property, Equipment and Other, net	673	1,118
Other Intangible Assets, net	5,313	5,841
Goodwill	7,260	7,260
Total Assets	$20,109	$18,619

LIABILITIES
Current Liabilities:
Senior secured promissory note payable, in default	$12,773	$11,586
Convertible promissory notes payable, in default	4,000	11,601
Convertible promissory notes, related parties, in default	1,373	1,596
Convertible promissory notes payable	9,174	-
Convertible promissory notes payable, related parties	4,485	-
Advances on future cash receipts	194	446
Accounts payable	5,055	7,644
Accrued expenses	4,100	4,394
Accrued employee compensation	3,792	4,247
Due under factoring ageement	1,510	1,737
Warrant liability	1,196	9,614
Current portion of SBA loans	-	158
Accrued interest	3,988	2,521
Accrued interest, related parties	546	289
Current portion of lease and contract liabilities	249	316
Other	30	114
Total Current Liabilities	52,465	56,263
Non-current Liabilities
SBA loans	-	875
Lease liabilities	263	118
Contract liabilities	205	293
Deferred tax liability	28	28
Total Non-current Liabilities	496	1,314
Total Liabilities	52,961	57,577

Commitments and Contingencies (Footnote 11)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D no shares issued and outstanding at September 30, 2022 and December 31, 2021	-	-
Common Stock, par value $0.001, 800,000,000 shares authorized; 548,737,651 and 481,619,621 issued and outstanding at September 30, 2022 December 31, 2021, respectively	549	482
Additional Paid-in Capital	152,750	144,582
Accumulated Deficit	(186,084)	(183,949)
Accumulated Other Comprehensive Loss	(67)	(73)
Total Stockholders’ Deficit	(32,852)	(38,958)
Total Liabilities and Stockholders’ Deficit	$20,109	$18,619

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Accessory and parts revenue	$3,012	$2,067	$7,866	$5,645
Product	902	1,299	2,408	2,066
Rental Income	247	333	935	864
License fees and other	5	26	33	175
Total Revenue	4,166	3,725	11,242	8,750

Cost of Revenues	606	1,555	2,590	3,658

Gross Margin	3,560	2,170	8,652	5,092

Operating Expenses:
General and administrative	3,404	2,864	8,482	8,909
Selling and marketing	1,650	2,150	5,037	6,450
Research and development	157	297	494	923
Gain on disposal of assets	-	-	(690)	-
Depreciation and amortization	189	194	575	585
Total Operating Expenses	5,400	5,505	13,898	16,867

Operating Loss	(1,840)	(3,335)	(5,246)	(11,775)

Other Income (Expense):
Interest expense	(3,301)	(1,781)	(9,203)	(4,340)
Interest expense, related party	(439)	(55)	(551)	(150)
Change in fair value of derivative liabilities	5,252	1,555	16,597	1,599
Loss on issuance of debt	-	(1,088)	(3,434)	(3,572)
Gain / (loss) on extinguishment of debt	(86)	460	(297)	460
Gain / (loss) on foreign currency exchange	1	(2)	(1)	2
Other Income (Expense), net	1,427	(911)	3,111	(6,001)

Net Loss before Income Taxes	(413)	(4,246)	(2,135)	(17,776)

Provision for Income Taxes	-	6	-	28

Net Loss	(413)	(4,252)	(2,135)	(17,804)

Other Comprehensive Loss
Foreign currency translation adjustments	-	-	-	(12)
Total Comprehensive Loss	$(413)	$(4,252)	$(2,135)	$(17,816)

Loss per Share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding, basic and diluted
Basic and Diluted	561,069,625	518,310,781	542,484,779	518,370,156

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Three Months Ended September 30, 2022
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of June 30, 2022	-	$-	529,293,205	$529	$151,409	$(185,671)	$(67)	$(33,800)
Shares issued for settlement of debt and warrants	-	-	19,444,446	20	1,341			1,361
Net loss	-	-	-	-	-	(413)	-	(413)
Balances as of September 30, 2022	-	$-	548,737,651	$549	$152,750	$(186,084)	$(67)	$(32,852)

Three Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of June 30, 2021	-	$-	481,619,621	$482	$144,582	$(170,242)	$(74)	$(25,252)
Net loss	-	-	-	-	-	(4,252)	-	(4,252)
Balances as of September 30, 2021	-	$-	481,619,621	$482	$144,582	$(174,494)	$(74)	$(29,504)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands except share data)

Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2021	-	$-	481,619,621	$482	$144,582	$(183,949)	$(73)	$(38,958)
Cashless warrant exercise		-	14,000,000	14	2,152	-	-	2,166
Warrant exercise	-	-	909,091	1	99	-	-	100
Shares issued in conjuction with Note Payable	-	-	20,666,993	20	3,700	-	-	3,720
Shared issed for settlement of debt and warrants	-	-	19,444,446	20	1,341	-	-	1,361
Shares issued for services			12,097,500	12	876	-	-	888
Net loss	-	-	-	-	-	(2,135)	-	(2,135)
Foreign currency translation adjustment	-	-	-	-	-	-	6	6

Balances as of September 30, 2022	-	$-	548,737,651	$549	$152,750	$(186,084)	$(67)	$(32,852)

Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2020	-	$-	470,694,621	$471	$142,563	$(156,690)	$(62)	$(13,718)
Cashless warrant exercise	-	-	10,925,000	11	(11)	-	-	-
Reclassification of warrant liability due to cashless warrant exercise	-	-	-	-	2,030	-	-	2,030
Net loss	-	-	-	-	-	(17,804)	-	(17,804)
Foreign currency translation adjustment	-	-	-	-	-	-	(12)	(12)

Balances as of September 30, 2021	-	$-	481,619,621	$482	$144,582	$(174,494)	$(74)	$(29,504)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows - Operating Acivities:
Net loss	$(2,135)	$(17,804)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and Amortization	681	970
Bad debt expense	62	307
Income tax expense	-	28
Shares issued for service	888	-
Loss (Gain) on extinguishment of debt	297	(460)
Gain on sale of property and equipment, net	(690)	-
Change in fair value of derivative liabilities	(16,597)	(1,599)
Loss on issuance of debt	3,434	3,572
Amortization of debt issuance costs and original issue discount	2,998	1,418
Accrued interest	1,618	929
Interest payable, related parties	168	150
Changes in operating assets and liabilities
Accounts receivable - trade	69	(345)
Inventory	(373)	1,430
Prepaid expenses and other assets	(1,437)	(355)
Accounts payable	(1,863)	2,656
Accrued expenses	271	1,652
Accrued employee compensation	(473)	885
Contract liabilties	(94)	60
Net Cash Used in Operating Activities	(13,176)	(6,506)

Cash Flows - Investing Activities
Proceeds from sale of property and equipment	1,022	-
Purchase of property and equipment	-	(441)
Net Cash Flows Provided by (Used in) Investing Activities	1,022	(441)

Cash Flows - Financing Activities
Proceeds from senior promissory notes	2,940	940
Proceeds from short term notes	640	125
Proceeds from factoring, net	(227)	1,244
Proceeds from SBA loan	-	1,033
Proceeds from warrant exercises	100	-
Proceeds from convertible promissory notes	12,366	1,928
Payments of principal on finance leases	(174)	(143)
Payments of principal on convertible promissory notes, related parties, convertible promissory notes and SBA loans	(2,981)	(237)
Net Cash Flows Provided by Financing Activities	12,664	4,890

Effect of Exchange Rates on Cash	(17)	(53)

Net Change in Cash During Period	493	(2,110)

Cash at Beginning of Period	619	2,437
Cash at End of Period	$1,112	$327

Supplemental Information:
Cash paid for interest	$3,345	$1,993

Non-cash Investing and Financing Activities:
Reclassification of warrant liability due to cashless warrant exercise	$2,166	$2,030
Settlement of debt and warrants with stock	1,361	$-
Warrants issued in conjunction with senior secured promissory note payable	2,654	-
Common shares issued in conjunction with senior secured promissory note payable	3,720	-
Embedded conversion option with issuances of convertible debt	2,309	2,740
Working capital balances refinanced into Convertible notes payable	2,273	-
Warrant issuance in conjunction with convertible debt	1,463	758

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. Certain accounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported operating results. The financial information as of September 30, 2022, and for the three and nine months ended September 30, 2022, and 2021 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022.

The condensed consolidated balance sheet on December 31, 2021, has been derived from the audited consolidated financial statements at that date but does not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. These financial statements should be read in conjunction with the Company’s December 31, 2021, Annual Report on Form 10-K filed with the SEC on May 13, 2022 (the “2021 Annual Report”).

2.	Going Concern

Our recurring losses from operations, the events of default on the Company’s notes payable, and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubt as to our ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q. We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of the dermaPACE device and will continue to research and develop the non-medical uses of the PACE technology, both of which will require additional capital resources.

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

The net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three and nine months ended September 30, 2022, and 2021. In accordance with Accounting Standards codification (“ASC”) Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average shares outstanding
Common shares	540,584	481,620	519,127	481,620
Common shares issuable assuming exercise of nominally priced warrants	20,486	36,691	23,358	36,751
Weighted average shares outstanding	561,070	518,311	542,485	518,370

Diluted net loss per share would be computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the three and nine months ended September 30, 2022, and 2021, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consist of the following for the nine months ended September 30, 2022, and 2021, respectively (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021
Common stock options	21,246	31,760
Common stock purchase warrants	984,799	159,858
Convertible notes payable	483,588	98,675
	1,489,633	290,293

5.	Accrued Expenses

Accrued expenses consist of the following on September 30, 2022, and December 31, 2021 (in thousands):

	2022	2021
Registration penalties	$1,593	$1,950
License fees	893	893
Board of director’s fees	663	507
Other	951	1,044
	$4,100	$4,394

There was no activity in the warranty reserve during the nine months ended September 30, 2022.

6.	Concentration of Credit Risk and Limited Suppliers

Major customers are defined as customers whose accounts receivable, or sales individually consist of more than ten percent of total trade receivables or total sales, respectively. The percentage of accounts receivable from major customers of the Company for the periods indicated were as follows:

	September 30, 2022	December 31, 2021
Accounts Receivable:
Customer A	12%	24%
Customer B	10%	16%

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three and nine months ended September 30, 2022, and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Purchases:
Vendor A	18%	52%	18%	46%
Vendor B	n/a	n/a	n/a	15%

7.	Notes Payable

The following two tables summarize outstanding notes payable as of September 30, 2022, and December 31, 2021 (dollars in thousands):

As of 09/30/2022 (dollars in thousands)	Maturity Date	Interest Rate	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Senior secured promissory note payable	In default	20.5%	n/a	$18,000	$(5,227)	$-	$12,773
2021 Convertible promissory notes payable	In default	17.0%	$0.0538	4,000	-	-	4,000
Convertible promissory notes payable, related parties	In default	14.0%	$0.10	1,373	-	-	1,373
Convertible notes payable	August 5, 2023	15.0%	$0.04	10,849	(2,966)	1,291	9,174
Convertible notes payable, related parties	August 5, 2023	15.0%	$0.04	5,305	(1,451)	631	4,485
Advances on future cash receipts	In default	n/a	n/a	296	(102)	-	194

Total short-term debt as of September 30, 2022, including notes in default				$39,823	$(9,746)	$1,922	$31,999

As of 12/31/2021 (dollars in thousands)	Maturity Date	Interest Rate	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Senior secured promissory note payable	In default	20.25%	n/a	$15,000	$(3,414)	$-	$11,586
2021 Convertible promissory notes payable	In default	15.40%	$0.1071	6,445	(1,099)	6,255	11,601
Convertible promissory notes payable, related parties	In default	14.0%	$0.10	1,596	-	-	1,596
SBA loan #2	February 20, 2026	1.00%	n/a	1,033	-	-	1,033
Advances on future cash receipts	March 11, 2022	n/a	n/a	1,500	(1,054)	-	446

Total debt outstanding, including amounts in default				25,574	(5,567)	6,255	26,262

Less: current maturities, including notes in default				(24,699)	5,567	(6,255)	(25,387)

Total long-term debt as of December 31, 2021				$875	$-	$-	$875

Senior secured promissory note payable, in default - In August 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”) with NH Expansion Credit Fund Holdings LP, as noteholder and agent. The Company issued a $15 million Senior Secured Promissory Note Payable and a warrant exercisable into shares of the Company’s common stock (the “NH Expansion Warrant”) in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST® assets from Celularity, among other transactions.

In February 2022, the Company entered into the Second Amendment to Note and Warrant Purchase and Security Agreement (the “Second NWPSA”) for $3.0 million, for a total of $18.0 million outstanding, at an interest rate of 20.5% and maturity dates of September 30, 2025. Because the combined fair value of the applicable warrants and common stock issued as part of this note exceeded the face value of the note, the additional amount beyond the face value is recorded as a loss on issuance of $3.4 million.

In June 2022, the Company entered into the Third Amendment to the Note and Warrant Purchase and Security Agreement (the “Third NWPSA”). The Third NWPSA provides for (i) the extension of the agent’s and holder’s forbearance of exercising its remedies arising from Existing Defaults (as defined in the NWPSA) to the earlier of (x) the occurrence of an Event of Default (as defined in the NWPSA) or (y) August 30, 2022, and (ii) the extension to file a registration statement with the Securities and Exchange Commission to register the resale of the Advisor Shares (as defined in the NWPSA) no later than August 30, 2022.

Convertible Notes Payable and Convertible Notes Payable, Related Parties - On August 5, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), for our sale in a private placement (the “Private Placement”) of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $16.2 million, consisting of $12.3 million in newly raised capital and $3.8 million in refinanced accrued expenses, bridge notes payable, convertible promissory notes, related parties, and fees, (ii) Common Stock Purchase Warrants (the “First Warrants”) to purchase an additional 404.8 million shares of common stock with an exercise price of $0.067 per share and (iii)Common Stock Purchase Warrants (the “Second Warrants”) to purchase an additional 404.8 million shares of common stock with an exercise price of $0.04 per share. The Notes will be convertible and the First and Second Warrants exercisable at such time as the Company’s authorized and unissued shares of common stock are at a number sufficient to permit the exercise or conversion of all outstanding securities exercisable for, or convertible into, common stock. The Company paid issuance costs totaling approximately $1.4 million.

Pursuant to the Notes, the Company promised to pay in cash and/or in shares of common stock, at a conversion price of $0.04 (the “Conversion Price”), the principal amount and interest at a rate of 15% per annum on any outstanding principal. The Conversion Price of the Notes is subject to adjustment, including if the Company issues or sells shares of common stock for a price per share less than the Conversion Price of the Notes or if the Company lists its shares of common stock on The Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $0.04 per share; provided, however, that the Conversion Price shall never by less than $0.01. The Notes contain customary events of default and covenants, including limitations on incurrences of indebtedness and liens.  As well as, the Company failing to reduce its outstanding shares via a reverse stock split to provide the number of authorized an unissued shares of common stock sufficient to permit the conversion of these notes on or before December 31, 2022.

May 2022 Advance on Future Receipts Financing – On May 19, 2022, the Company paid off the remaining balance of $400 thousand from the December 22, 2021, advance and received $545 thousand in cash proceeds related to its entry into a non-recourse agreement for the sale of $1.0 million of future receipts to GCF Resources LLC (“GCF”). In conjunction with the 24-week agreement, the Company is obligated to remit to GCF a minimum of $59 thousand of receipts each week for the twenty-four weeks. The Company began making the required minimum weekly payments May 23, 2022, and is obligated to continue through October 31, 2022. Because the combined fair value of the applicable warrants issued as part of this note exceeded the original payoff value of the note, the additional amount beyond the face value is recorded as a loss on extinguishment of $211 thousand in the statement of operations for the nine-months ended September 30, 2022.

2021 Convertible Promissory Notes Payable – Previously, the Company entered into a Securities Purchase Agreement (the “Leviston Purchase Agreement”), with Leviston Resources, LLC, an accredited investor (“Leviston”) for the sale by the Company in a private placement (the “Leviston Private Placement”) of (i) the Company’s future advance convertible promissory note in an aggregate principal amount of up to $3.4 million, later amended to $4.2 million (the “Leviston Note”) and (ii) a warrant to purchase up to an additional 16,666,667 shares of common stock of the Company (the “Leviston Warrants”). The Leviston Warrants had an exercise price of $0.18 per share and a four-year term.  Advances on the Leviston Notes totaled $1.9 million and warrants to purchase 9.3 million shares were outstanding prior to the settlement discussed below.

In addition, the Company issues notes to five institutional investors totaling approximately $0.5 million (the “Five Institutions’ Notes”), which were subject to substantially the same terms and conditions as the Leviston Purchase Agreement. Warrants to purchase 2.8 million shares of common stock with an exercise price of $0.18 per share were issued and outstanding prior to the settlement discussed below.

Upon the closing of the Private Placement in August 2022, the Leviston Notes and Five Institutions’ Notes were paid and settled in full using proceeds from the Private Placement. The settlement payment included cash totaling $3.9 million, which included accrued interest and penalties, and the issuance of Company shares of common stock totaling 19.4 million shares. The lenders surrendered the warrants to the Company. The Company recognized a $0.9 million loss on extinguishment of debt for the three month-period ended September 30, 2022.

SBA Loan #2 – In July 2022, the Company received confirmation that the loan forgiveness application had been approved, therefore, during the three-months ended September 30, 2022, the Company recognized a gain on loan extinguishment totaling $1.0 million.

Embedded Conversion Option Liability

The fair value of Conversion Option liability assumptions for the periods ended below:

	At 09/30/2022	At 12/31/2021
Conversion Price(1)	$0.04	$0.11

Interest Rate (annual) (2)	3.93%	0.18%

Volatility (annual) (3)	393.20%	289.65%

Time to Maturity (Years)	0.85	0.50

(1) Based on the terms provided in the debt agreement to purchase common stock of the Company as of September 30, 2022, and December 31, 2021.
(2) Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3) Based on the historical daily volatility of the Company as of December 31, 2021.  Based on the historical weekly volatility of the Company with an applied discount rate of 7.5% as of September 30, 2022.

The fair value for the Conversion Option liability was determined using the Black Scholes method as of September 30, 2022. As of September 30, 2022, the value of the underlying shares used in the Black Scholes model was $0.005 per share stock price. A binomial pricing model was used to determine the fair value of the Conversion Option as of December 31, 2021. As of December 31, 2021, the stock price used in the binomial pricing model was $0.17 per share. This conversion liability was settled with the 2021 Convertible Promissory Notes payable in August 2022.

8.	Common Stock Purchase Warrants

A summary of the warrant activity as of September 30, 2022, is as follows (warrants in thousands):

		Weighted	Weighted Average
		Average	Remaining
		Exercise Price	Contractual Life
	Warrants	per share	(years)
Outstanding at December 31, 2021	204,883	$0.20	2.54
Exercised	(27,946)	0.01
Issued	829,554	0.05
Outstanding at September 30, 2022	1,006,491	$0.08	5.00

On January 31, 2022, the Company issued 14 million shares of its common stock to LGH Investments LLC (“LGH”) upon the cashless exercise warrants exercisable for 15.0 million shares of common stock under the terms of the warrant agreement. After this cashless exercise, LGH owns warrants exercisable for 8.6 million shares of common stock. On February 28, 2022, the Company issued warrants exercisable for 16.1 million shares of common stock with an exercise price of $0.18 per share and an 8.6-year term as part of the Second NWPSA.

On August 5, 2022, as part of the Private Placement, the Company issued First Warrants to purchase an additional 404.8 million shares of common stock with an exercise price of $0.067 per share and Second Warrants to purchase an additional 404.8 million shares of common stock with an exercise price of $0.04 per share. The exercise price of the Warrants is subject to adjustment, including if we issue or sell shares of common stock or share equivalents (as defined in the Warrants) for an effective consideration price less than the exercise price of the Warrants or if the Company lists its shares of common stock on The Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $0.04 per share; provided, however, that the exercise price of the Warrants shall never be less than $0.01 per share. The Warrants have a five-year term, and use a $0.005 per share stock price in the Black Scholes model as of September 30, 2022.

9.	Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with a convertible debt on a recurring basis to determine the fair value of the liability.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2022, and December 31, 2021 (in thousands):

	Fair value measured at September 30, 2022
		Quoted prices in	Significant other	Significant
	Fair value at	active markets	observable inputs	unobservable inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,196	$-	$-	$1,196
Embedded conversion option	1,922	-	-	1,922
Total fair value	$3,118	$-	$-	$3,118

	Fair value measured at December 31, 2021
		Quoted prices in	Significant other	Significant
	Fair value at	active markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$9,614	$-	$-	$9,614
Embedded conversion option	6,255	-	-	6,255
Total fair value	$15,869	$-	$-	$15,869

There were no transfers between Level 1, 2 or 3 during the three and nine months ended September 30, 2022, and 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (dollars in thousands):

	Warrant	Conversion
	Liability	Feature	Total
Balance at December 31, 2021	$9,614	$6,255	$15,869
Issuance of Convertible Notes	-	2,309	2,309
Cashless exercise	(2,167)	-	(2,167)
Settlement of Convertible Notes	(963)	(218)	(1,181)
Warrants issued	4,885	-	4,885
Change in fair value	(10,173)	(6,424)	(16,597)
Balance at September 30, 2022	$1,196	$1,922	$3,118

A summary of the warrant liability activity for the nine months ended September 30, 2022, is as follows:

	Warrants	Fair Value	Fair Value
	Outstanding	per Share	(in thousands)
Balance at December 31, 2021	62,617,188	$0.15	$9,614
Warrants exercised	(27,037,038)	0.12	(3,130)
Warrants issued	829,553,984	0.01	4,885
Gain on remeasurement of warrant liability	-		(10,173)
Balance at September 30, 2022	865,134,134	$0.00	$1,196

Significant inputs related to the Company’s liability classified warrants are listed below.

	September 30,	December 31,	New Issuance
	2022	2021	at Issue Date
Weighted average remaining life in years	4.89	4.67	5.00
Weighted average volatility	87%	116%	85%
Weighted average risk free interest rate	4.0%	1.2%	2.9%
Expected dividend yield	0.00%	0.00%	0.00%

10.	Commitments and Contingencies

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

Supplier disputes - In May 2021, the Company received notification alleging that it is not in compliance with the license agreement with Celularity entered into in connection with the acquisition of the UltraMIST® assets. The Company has responded and asserted that the Company is not in breach and that the supplier has breached various agreements. It is too early to determine the outcome of this matter. Any potential impact to the Company cannot be fully determined at this time and there is no guarantee that the dispute will be resolved in a manner beneficial to the Company.

11.	Subsequent Events

On November 14, 2022, the Company issued (i) Notes in an aggregate principal amount of approximately $2 million, (ii) First Warrants to purchase approximately 45 million shares of common stock with an exercise price of $0.067 per share and (iii) Second Warrants to purchase approximately 45 million shares of common stock with an exercise price of $0.04 per share, in each case pursuant to the Purchase Agreement.

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

In connection with the Asset Purchase Agreement, on August 6, 2020, we entered into a license and marketing agreement with Celularity pursuant to which Celularity granted to the Company a license to the Celularity wound care biologic products, Biovance® and Interfyl® (the “License Agreement”). The License Agreement provides the Company with an exclusive license to use, market, distribute and sell Biovance® in the “Field” and “Territory” (each as defined in the License Agreement), and a non-exclusive license to use, market, distribute and sell Interfyl® in the Field and in the Territory. The License Agreement has an initial five-year term, after which it automatically renews for additional one-year periods, unless either party gives written notice at least 180 days prior to the expiration of the current term. In May 2021, the Company received notification alleging that it is not in compliance the License Agreement with Celularity. See further discussion in Note 10 – Commitments and Contingencies in the accompanying condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.

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

Our recurring losses from operations, the events of default on the Company’s notes payable and dependency upon future issuances of equity or other financing to fund ongoing operations create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial statement issuance date. Although no assurances can be given, we believe that potential additional issuances of equity, debt or other potential financing may provide the necessary funding for us to continue as a going concern for the next 12 months.

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

Since our inception, we have incurred losses from operations each year. As of September 30, 2022, we have an accumulated deficit of $186.1 million. We continue to incur expenses related to commercialization of our dermaPACE® system for the treatment of DFU in the United States. If we can successfully commercialize, market, and distribute the dermaPACE® system, then we believe we may be able to partially or completely offset these losses in the future with revenues from sales of our UltraMist® systems and applicators. Although no assurances can be given, we believe that potential additional issuances of equity, debt, or other potential financings, as discussed above, may provide the necessary funding for us to continue as a going concern for the next 12 months. We cannot reasonably estimate the nature, timing, and costs of the efforts necessary to complete the development and approval of, or the period in which material net cash flows are expected to be generated from, any of our products, due to the numerous risks and uncertainties associated with developing and marketing products, including the uncertainty of:

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

• the effects of competing technologies and market developments; and

• industry demand and patient wellness behavior.

Any failure to complete the development of our product candidates in a timely manner, or any failure to successfully market and commercialize our product candidates, would have a material adverse effect on our operations, financial position, and liquidity. A discussion of the risks and uncertainties associated with our business are set forth under the section entitled “Risk Factors – Risks Related to Our Business” in our 2021 Annual Report.

The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which has decreased demand for a broad variety of products, including from our customers. We have experienced a disruption of our supply channels which will continue for an unknown period until the global supply chain can return to pre- disease status. Also, the pandemic may cause continued or additional actions by hospitals and clinics such as limiting elective procedures and treatments and limiting clinical trial activities and data monitoring. These factors have had a negative impact on our sales and our results of operations.

Results of Operations

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenues:
Total Revenue	$4,166	$3,725	$441	12%	$11,242	$8,750	$2,492	28%
Cost of Revenues	606	1,555	(949)	-61%	2,590	3,658	(1,068)	-29%
Gross Margin	3,560	2,170	1,390	64%	8,652	5,092	3,560	70%
Operating Expenses:
General and administrative	3,404	2,864	540	19%	8,482	8,909	(427)	-5%
Selling and marketing	1,650	2,150	(500)	-23%	5,037	6,450	(1,413)	-22%
Research and development	157	297	(140)	-47%	494	923	(429)	-46%
Gain on disposal of assets	-	-	-	N/A	(690)	-	(690)	N/A
Depreciation and amortization	189	194	(5)	-3%	575	585	(10)	-2%
Operating Loss	(1,840)	(3,335)	1,495	-45%	(5,246)	(11,775)	6,529	-55%
Other Income (Expense), net	1,427	(911)	2,338	-257%	3,111	(6,001)	9,112	-152%
Income tax expense	-	(6)	6		-	(28)	28
Net Loss	$(413)	$(4,252)	3,839	-90%	$(2,135)	$(17,804)	15,669	-88%

Revenues and Gross Margin

Revenues for the three month-period ended September 30, 2022, were $4.2 million compared to $3.7 million for the same period of 2021, an increase of $0.4 million. Revenues for the nine months ended September 30, 2022, were $11.2 million compared to $8.7 million for the same period in 2021, an increase of $2.5 million. The increase for both periods was driven by the continued increased sales of UltraMIST® devices and single-use accessories.

Gross margin as a percentage of revenue increased to 85.5% from 58.3% during the three-month period ended September 30, 2022, as compared with the same period of 2021, and to 77.0% from 58.2% during the nine-month period ended September 30, 2022, as compared with the same period of 2021. The increases in gross margin percentage for the three and nine-months ended September 30, 2022, were driven by higher sales of single-use accessories, which have a higher gross margin percentage, and by the discontinuation of Biologics sales in the first quarter of 2022, which had a lower gross margin percentage.

General and Administrative Expenses

General and administrative expenses increased $540 thousand or 19% for the three-month period ended September 30, 2022, compared with the same period of 2021. General and administrative expenses decreased $427 thousand or 5% for the nine-month period ended September 30, 2022, compared with the same period of 2021. The increase for the three-month were primarily due to increased accounting costs as we transition from contractors to permanent employees.  The decrease for the nine-month period ended September 30, 2022, were primarily due to a reduction in the registration penalties and legal and license fees that were incurred during the same period in 2021.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $500 thousand or 23% for the three-month period ended September 30, 2022, as compared with the same period of 2021. Selling and marketing expenses decreased by $1.4 million or 22% for the nine-month period ended September 30, 2022, as compared with the same period of 2021. The decrease was primarily due to a reduction in sales and marketing headcount during 2022 and increased cost management activities.

Research and Development Expenses

Research and development expenses decreased 47% to $157 thousand from $297 thousand during the three-month period ended September 30, 2022, as compared with the same period of 2021. Research and development expense as a percentage of revenue decreased from 8% during the three-month period ended September 30, 2021, to 4% for the same period in 2022.  Expense decreased 46% to $494 thousand, or 4% of revenue, from $923 thousand, or 11% of revenue, during the nine-month period ended September 30, 2022, as compared with the same period of 2021. These decreases were primarily due to improved cost management in 2022.

Liquidity and Capital Resources

We expect to devote substantial resources for the commercialization of the dermaPACE® System and intend continue to research and develop the next generation of our technology as well as the non-medical uses of the PACE technology, both of which will require additional capital resources. Our recurring losses from operations, the events of default on the Company’s notes payable and dependency upon future issuances of equity or other financing to fund ongoing operations create substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the financial issuance date. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The continuation of our business is dependent upon raising additional capital to fund operations; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

On August 5, 2022, we entered into the Purchase Agreement for our sale in the Private Placement of (i) Notes in an aggregate principal amount of $16.2 million, consisting of $12.4 million in newly raised capital and $3.8 million in rolled forward accrued expenses, bridge notes payable, convertible promissory notes, related parties, and fees; (ii) First Warrants to purchase an additional 404.8 million shares of common stock with an exercise price of $0.067 per share and (iii) Second Warrants to purchase an additional 404.8 million shares of common stock with an exercise price of $0.04 per share. The Notes will be convertible and the Warrants exercisable at such time as our authorized and unissued shares of common stock are at a number sufficient to permit the exercise or conversion of all outstanding securities exercisable for, or convertible into, common stock.

During the nine months ended September 30, 2022, cash used by operating activities totaled approximately $13.2 million, which was largely by the change in the fair value of the derivative liabilities.

Cash provided by investing activities during the first nine months of 2022 consisted primarily of the proceeds received from the sale of property and equipment of $1.0 million.

Cash provided by financing activities for the period consisted primarily of $12.4 million from the Notes issued in August 2022, of which $3.0 million was used to settle old convertible debt, $2.9 million received in connection with the Second Amendment to Note and Warrant Purchase and Security Agreement in February 2022 and proceeds from short-term notes of $0.6 million.

Segment and Geographic Information

We have determined that we have one operating segment. Our revenues are generated from sales primarily in the United States. International sales include sales in Europe, Canada, Middle East, Central America, South America, Asia, and Asia/Pacific. All significant expenses are generated in the United States and all significant assets are in the United States.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2022. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

As of September 30, 2022, the Company has still identified the following material weaknesses:

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

As a result, management concluded that its internal control over reporting was not effective as of September 30, 2022.

Remediation Plan

During 2022, we engaged external consultants with appropriate experience applying U.S. GAAP technical accounting guidance, and we have hired additional accounting personnel both internal and external. We engaged external consultants and have begun hiring internal employees to review revenue recognition for new products, lease agreements, internal controls and related procedures and review of documentation of internal controls in addition to new equity and debt financing arrangements. Accounting memos were produced for all technical issues and reviewed with management. The Company will continue to implement and review new controls to address these issues.

We have also implemented cybersecurity training for all employees and redesign of procedures that cyber security breaches may impact and worked with our third-party IT vendor to develop a training plan for all existing and new employees related to cyber and implemented related controls around information technology infrastructure. Additional resources will be evaluated to assist with the management of IT controls and to monitor our third-party IT vendor’s testing and monitoring efforts and where necessary implement new controls.

There is no assurance that the measures described above will be sufficient to remediate the previously identified material weaknesses.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.

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

There have been no material changes from our risk factors as previously reported in the section entitled “Risk Factors – Risks Related to Our Business” in our 2021 Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement; Item 2.03, Creation of a Direct Financial Obligation, or an Obligation under an Off-Balance Sheet Arrangement of a Registrant; and Item 3.02, Unregistered Sales of Equity Securities:

Securities Purchase Agreement and Common Stock Warrant

On November 14, 2022, SANUWAVE Health, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), with the purchasers identified on the signature pages thereto (the “Purchasers”) for the sale by the Company in a private placement (the “Private Placement”) of (i) the Company’s future advance convertible promissory notes in an aggregate principal amount of approximately $2 million (the “Notes”), and (ii) warrants to purchase an additional approximately 45 million shares of common stock of the Company with an exercise price of $0.067 per share (the “First Warrants”) and (iii) warrants to purchase an additional approximately 45 million shares of common stock of the Company with an exercise price of $0.04 per share (the “Second Warrants,” collectively with the First Warrants, the "Warrants"). The Notes will be convertible and the Warrants exercisable on the earlier to occur of (1) completion of a reverse stock split and (2) December 31, 2022. The exercise price of the Warrants is subject to adjustment, including if the Company issues or sells shares of common stock or Share Equivalents (as defined in the Warrants) for an effective consideration price less than the exercise price of the Warrants or if the Company lists its shares of common stock on the Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $0.04 per share; provided, however, that the exercise price of the Warrants shall never be less than $0.01 per share. The Warrants have a five-year term.

The foregoing descriptions of the Purchase Agreement and the Warrants do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement and the Warrants, which have materially consistent terms with Exhibit 4.1 and Exhibit 4.2, respectively, and are incorporated herein by reference.

Notes

As described above, on November 14, 2022, the Company issued Notes to the Purchasers in an aggregate principal amount of approximately $2 million. Pursuant to the Notes, the Company promised to pay each Purchaser, its designee or registered assigns (the “Holder”) in cash and/or in shares of common stock, at a conversion price of $0.04 (the "Conversion Price"), the principal amount (subject to reduction pursuant to the terms of the Note, the “Principal”) as may be advanced in disbursements (each, a “Disbursement” and together, the “Disbursements” with total principal of outstanding Disbursements equaling Principal), and to pay interest at a rate of fifteen percent (15%) per annum (“Interest”) on any outstanding Principal at the applicable Interest rate from the date of the Notes until the Notes are accelerated, converted, redeemed or otherwise. The Conversion Price of the Notes is subject to adjustment, including if the Company issues or sells shares of common stock for a price per share less than the Conversion Price of the Notes or if the Company lists its shares of common stock on the Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $0.04 per share; provided, however, that the Conversion Price shall never by less than $0.01.

The Notes contain customary events of default and covenants, including limitations on incurrences of indebtedness and liens. As well as the Company failing to reduce its outstanding shares via a reverse stock split to provide the number of authorized and unissued shares of common stock sufficient to permit the conversion of these notes on or before December 31, 2022.

In connection with the Private Placement, on November 14, 2022, the Company entered into a security agreement in favor of each Purchaser to secure the Company’s obligations under the Notes (the “Security Agreement”).

The rights of each Purchaser to receive payments under its Notes are subordinate to the rights of NH Expansion Credit Fund Holdings LP (“North Haven Expansion”) pursuant to a subordination agreement, which the Company and the Purchasers entered into with North Haven Expansion on November 14, 2022, in connection with the Private Placement (the “Subordination Agreement”).

The foregoing descriptions of the Notes, the Subordination Agreement and the Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Notes, the Subordination Agreement, and the Security Agreement, which have materially consistent terms as Exhibit 10.2, and is incorporated herein by reference.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company entered into a registration rights agreement with the Purchasers on November 14, 2022 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission no later than sixty (60) days following the Closing Date to register the resale of the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants issued pursuant to such Purchase Agreement (the “Registrable Securities”) and to cause the Registration Statement to become effective within one-hundred eighty (180) days following the Closing Date. The Company shall use its best efforts to keep the Registration Statement continuously effective under the Securities Act of 1933, as amended (the “Securities Act”), until all Registrable Securities have been sold, or may be sold without the requirement to be in compliance with Rule 144(c)(1) of the Securities Act and otherwise without restriction or limitation pursuant to Rule 144 of the Securities Act, as determined by the counsel to the Company.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Registration Rights Agreement, which have materially consistent terms as Exhibit 10.4, and is incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to Exhibit 3.02 to the Form 10-SB filed with the SEC on December 18, 2007).

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company dated March 14, 2014 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on March 18, 2014).

3.7
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company dated January 12, 2016 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 19, 2016).

3.8
Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of the Company dated January 31, 2020 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on February 6, 2020).

3.9	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 20, 2020).

3.10	Certificate of Amendment of the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 5, 2021).

4.1	Form of Future Advance Convertible Promissory Note issued to certain purchasers, dated August 5, 2022 (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 8, 2022).

4.2	Form of Common Stock Purchase Warrant issued to certain purchasers, dated August 5, 2022 (Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on August 8, 2022).

10.1
Form of Securities Purchase Agreement, dated August 5, 2022, by and among the Company and the purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 the Form 8-K filed with the SEC on August 8, 2022).

10.2
Form of Subordination Agreement, dated August 5, 2022, by and among the Company, NH Expansion Credit Fund Holdings LP and certain creditors (Incorporated by reference to Exhibit 10.2 the Form 8-K filed with the SEC on August 8, 2022).

10.3	Form of Security Agreement, dated August 5, 2022, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on August 8, 2022).

10.4
Form of Registration Rights Agreement, dated August 5, 2022, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on August 8, 2022).

10.5	Settlement Agreement, dated August 5, 2022, by and between the Company and Leviston Resources LLC (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on August 8, 2022).

10.6	Offer Letter, dated April 7, 2022, by and between the Company and Dr. Toni Rinow (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 19, 2022).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

104	Cover Page with Interactive Data File

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: November 14, 2022	By:	/s/ Kevin A. Richardson, II
Kevin A. Richardson, II
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Toni Rinow
Toni Rinow
Chief Financial Officer (Principal Financial and Accounting Officer)