Form 10-Q
period 2023-03-31
SANUWAVE Health, Inc.
filed 2023-05-11
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023 there were issued and outstanding 548,737,651 shares of the registrant’s common stock, $0.001 par value per share.

 SANUWAVE Health, Inc.

 Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: results of operations, liquidity, and operations, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST and PACE® systems; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or cost of our products; timing of clinical studies and any eventual U.S. Food and Drug Administration (“FDA”) approval of our products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections, and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023. Other risks and uncertainties are and will be disclosed in the Company’s subsequent SEC filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$106	$1,153
Accounts receivable, net of allowance of $1.2 and $1.0 million, respectively	2,969	4,029
Inventory	1,071	868
Prepaid expenses and other current assets	371	570
Total Current Assets	4,517	6,620
Property, Equipment and Other, net	758	856
Intangible Assets, net	4,962	5,137
Goodwill	7,260	7,260
Total Non-current Assets	12,980	13,253
Total Assets	$17,497	$19,873

LIABILITIES
Current Liabilities:
Senior secured debt, in default	$14,996	$14,416
Convertible promissory notes payable	16,953	16,713
Convertible promissory notes payable, related parties	7,614	7,409
Accounts payable	5,264	4,400
Accrued expenses	8,550	8,512
Due under factoring ageement	1,631	2,130
Warrant liability	9,264	1,416
Accrued interest	4,981	4,052
Accrued interest, related parties	1,081	788
Current portion of contract liabilities	62	60
Other	255	291
Total Current Liabilities	70,651	60,187
Non-current Liabilities
Lease liabilities	384	438
Contract liabilities	225	230
Deferred tax liability	28	28
Total Non-currrent Liabilities	637	696
Total Liabilities	$71,288	$60,883

Commitments and Contingencies (Footnote 11)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D no shares issued and outstanding at March 31, 2023 and December 31, 2022	$-	$-
Common Stock, par value $0.001, 2,500,000,000 shares authorized; 555,637,651 and 548,737,651 issued and outstanding at March 31, 2023 December 31, 2022, respectively	556	549
Additional Paid-in Capital	153,046	152,750
Accumulated Deficit	(207,322)	(194,242)
Accumulated Other Comprehensive Loss	(71)	(67)
Total Stockholders’ Deficit	(53,791)	(41,010)
Total Liabilities and Stockholders’ Deficit	$17,497	$19,873

The accompanying notes to condensed consolidated financial statement are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended March 31,
	2023	2022

Revenue	$3,775	$3,195
Cost of Revenues	1,262	889
Gross Margin	2,513	2,306

Operating Expenses:
General and administrative	2,759	2,205
Selling and marketing	1,412	1,715
Research and development	131	166
Depreciation and amortization	189	176
Total Operating Expenses	4,491	4,262

Operating Loss	(1,978)	(1,956)

Other Income (Expense):
Interest expense	(3,512)	(3,136)
Interest expense, related party	(766)	(56)
Change in fair value of derivative liabilities	(6,797)	3,482
Loss on issuance of debt	-	(3,434)
Other expense	(27)	-
Gain / (loss) on foreign currency exchange	-	(1)
Total Other Expense	(11,102)	(3,145)

Net Loss before Income Taxes	(13,080)	(5,101)

Provision for Income Taxes	-	-

Net Loss	(13,080)	(5,101)

Other Comprehensive Loss
Foreign currency translation adjustments	(4)	-
Total Comprehensive Loss	$(13,084)	$(5,101)

Loss per Share:
Basic and Diluted	$(0.02)	$(0.01)

Weighted average shares outstanding, basic and diluted	575,028,811	525,414,534

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Three Months Ended March 31, 2023
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2022	-	$-	548,737,651	$549	$152,750	$(194,242)	$(67)	$(41,010)
Shares issued for services	-	-	6,900,000	7	296	-		303
Net loss	-	-	-	-	-	(13,080)	-	(13,080)
Foreign currency translation adjustment	-	-	-	-	-	-	(4)	(4)

Balances as of March 31, 2023	-	$-	555,637,651	$556	$153,046	$(207,322)	$(71)	$(53,791)

Three Months Ended March 31, 2022
	Preferred Stock		Common Stock
	Number of		Number of				Accumulated
	Shares		Shares				Other
	Issued and		Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2021	-	$-	481,619,621	$482	$144,582	$(183,949)	$(73)	$(38,958)
Cashless warrant exercise	-	-	14,000,000	14	2,152	-	-	2,166
Warrant exercise	-	-	909,091	1	99	-	-	100
Shares issued in conjunction with Note Payable	-	-	20,666,993	20	3,700	-	-	3,720
Net loss	-	-	-	-	-	(5,101)	-	(5,101)
Foreign currency translation adjustment	-	-	-	-	-	-	6	6

Balances as of March 31, 2022	-	$-	517,195,705	$517	$150,533	$(189,050)	$(67)	$(38,067)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows - Operating Acivities:
Net loss	$(13,080)	$(5,101)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and Amortization	259	191
Bad debt expense	156	-
Change in fair value of derivative liabilities	6,797	(3,482)
Loss on issuance of debt	-	3,434
Amortization of debt issuance costs and original issue discount	1,931	889
Accrued interest	1,365	667
Changes in operating assets and liabilities
Accounts receivable - trade	906	804
Inventory	(203)	39
Prepaid expenses and other assets	195	4
Accounts payable	864	(866)
Accrued expenses	450	444
Contract liabilties	(11)	(155)
Net Cash Used in Operating Activities	(371)	(3,132)

Cash Flows - Investing Activities
Proceeds from sale of property and equipment	-	360
Purchase of property and equipment	(18)	-
Net Cash Flows Provided by (Used in) Investing Activities	(18)	360

Cash Flows - Financing Activities
Proceeds from senior promissory notes	-	2,940
Payments to factoring agent, net	(610)	(505)
Proceeds from warrant exercises	-	100
Payments of principal on finance leases	(44)	(65)
Net Cash Flows Provided by Financing Activities	(654)	2,470

Effect of Exchange Rates on Cash	(4)	(4)

Net Change in Cash During Period	(1,047)	(306)

Cash at Beginning of Period	1,153	619
Cash at End of Period	$106	$313

Supplemental Information:
Cash paid for interest	$908	$574

Non-cash Investing and Financing Activities:
Reclassification of warrant liability due to cashless warrant exercise	$-	$2,167
Warrants issued in conjunction with senior secured promissory note payable	-	2,654
Common shares issued in conjunction with senior secured promissory note payable	-	3,720
Common shares issued for advisory shares	302	-

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023

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

The financial information as of March 31, 2023, and for the three months ended March 31, 2023, and 2022 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023.

The condensed consolidated balance sheet on December 31, 2022, has been derived from the audited consolidated financial statements at that date but does not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. These financial statements should be read in conjunction with the Company’s December 31, 2022, Annual Report on Form 10-K filed with the SEC on March 31, 2023 (the “2022 Annual Report”).

Reclassifications - Certain accounts in the prior period condensed consolidated financial statements have been reclassified to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported operating results.

2.	Going Concern

The recurring losses from operations, the events of default on the Company’s notes payable, and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubt as to our ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q. The Company expects to devote substantial resources for the commercialization of UltraMIST and PACE systems which will require additional capital resources to remain a going concern.

Management’s plans are to obtain additional capital in 2023 through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders. In addition, there can be no assurances that the Company’s plans to obtain additional capital will be successful on the terms or timeline it expects, or at all. If these efforts are unsuccessful, the Company may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are summarized below and should be read in conjunction with those described in Note 4 of the consolidated financial statements in our 2022 Annual Report.

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

Recent Accounting Pronouncements – In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments, which was subsequently revised by ASU 2018-19. The ASU introduces a new model for assessing impairment of most financial assets. Entities are required to use a forward-looking expected loss model, which replaces the current incurred loss model, resulting in earlier recognition of allowance for losses. The Company adopted this ASU in January 2023, and there was no material impact on the consolidated financial statements.

4.	Loss per Share

The net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three months ended March 31, 2023, and 2022. In accordance with Accounting Standards codification (“ASC”) Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	Three Months Ended
(in Thousands)	March 31, 2023	March 31, 2022
Weighted average shares outstanding
Common shares	553,338	498,723
Common shares issuable assuming exercise of nominally priced warrants	21,691	26,691
Weighted average shares outstanding	575,029	525,415

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and diluted common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the three months ended March 31, 2023, and 2022, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consisted of the following for the three months ended March 31, 2023, and 2022, respectively:

	Three Months Ended
(in Thousands)	March 31, 2023	March 31, 2022
Common stock options	19,286	31,759
Common stock purchase warrants	1,186,522	183,435
Convertible notes payable	624,577	94,172
	1,830,385	309,366

5.	Accrued Expenses

Accrued expenses consist of the following:

(in Thousands)	March 31, 2023	December 31, 2022
Registration penalties	$1,583	$1,583
License fees	893	892
Director and professional fees	797	586
Employee compensation	4,223	4,585
Other	1,054	866
	$8,550	$8,512

6.	Senior Secured Debt, In Default

The following table summarizes outstanding senior secured debt, in default:

	March 31, 2023			December 31, 2022
(in thousands)	Principal	Debt Discount	Carrying Value	Principal	Debt Discount	Carrying Value
Senior secured debt	$19,355	$(4,359)	$14,996	$19,211	$(4,795)	$14,416

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

Interest is charged at the greater of the prime rate or 3% plus 9% and paid quarterly.  The cash interest rate for March 31,2023, was 17%. The principal increases at a rate of 3% of the outstanding principal balance (PIK interest) on each quarterly interest payment date. The original maturity date of the Senior Secured Note is September 20, 2025, and it can be prepaid.

As of March 31, 2023, the Company is in default of the minimum liquidity provisions in the Senior Secured Note and, as a result, it is classified in current liabilities in the accompanying consolidated balance sheets. The Company is accruing interest at the default interest rate of an incremental 5%.

The debt issuance costs, and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note. The amortization of the debt issuance costs and debt discount, included in interest expense, for the three months ended March 31, 2023, and 2022, totaled $0.4 million and $0.5 million, respectively. Accrued interest related to the Senior Secured Note was $2.1 million and $1.9 million on March 31, 2023, and December 31, 2022, respectively. Interest expense on the Senior Secured Note totaled $1.6 million and $0.8 million for the three months ended March 31, 2023, and 2022, respectively.

7.	Convertible Promissory Notes Payable

The following two tables summarize outstanding notes payable as of March 31, 2023, and December 31, 2022:

	As of March 31, 2023
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Acquisition convertible promissory note, in default	$0.10	4,000	-	-	4,000
Convertible promissory notes payable, related parties, in default	$0.10	1,373	-	-	1,373
2022 convertible notes payable	$0.04	13,615	(1,532)	870	12,953
2022 convertible notes payable, related parties	$0.04	6,560	(738)	419	6,241
Total Convertible Promissory Notes Payable		$25,548	$(2,270)	$1,289	$24,567

	As of December 31, 2022
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Acquisition convertible promissory note, in default	$0.10	4,000	-	-	4,000
Convertible promissory note, related party, in default	$0.10	1,373	-	-	1,373
2022 convertible notes payable	$0.04	13,660	(2,532)	1,585	12,713
2022 convertible notes payable, related parties	$0.04	6,515	(1,234)	755	6,036
Total Convertible Promissory Notes		$25,548	$(3,766)	$2,340	$24,122

2022 Convertible Notes Payable and 2022 Convertible Notes Payable, Related Parties - In August 2022 and November 2022, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $16.2 million in August and $4.0 million in November, (ii) Common Stock Purchase Warrants to purchase an additional 504.4 million shares of common stock with an exercise price of $0.067 per share and (iii) Common Stock Purchase Warrants to purchase an additional 504.4 million shares of common stock with an exercise price of $0.04 per share. The Company paid issuance costs totaling approximately $1.4 million.  Interest expense for the three months ended March 31, 2023, totaled $2.3 million, $0.8 million in contractual interest expense and $1.5 million in amortization of debt discount and issuance costs.

Pursuant to the Notes, the Company promised to pay in cash and/or in shares of common stock, at a conversion price of $0.04 (the “Conversion Price”), the principal amount and interest at a rate of 15% per annum on any outstanding principal. The Conversion Price of the Notes is subject to adjustment, including if the Company issues or sells shares of common stock for a price per share less than the Conversion Price of the Notes or if the Company lists its shares of common stock on The Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $0.04 per share; provided, however, that the Conversion Price shall never be less than $0.01. The Notes contain customary events of default and covenants, including limitations on incurrences of indebtedness and liens.  In addition, pursuant to the Notes, the Company agreed to reduce its outstanding shares via a reverse stock split to provide the number of authorized and unissued shares of common stock sufficient to permit the conversion of these Notes on or before December 31, 2022. However, the Company obtained a waiver of this requirement through December 31, 2023, from all holders of the Notes and amended its Articles of Incorporation to increase its number of authorized shares of common stock from 800,000,000 to 2,500,000,000.

8.	Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with a convertible debt on a recurring basis to determine the fair value of the liabilities.

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measured at March 31, 2023
		Quoted prices in	Significant other	Significant
	Fair value at	active markets	observable inputs	unobservable inputs
(in thousands)	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$9,264	$-	$-	$9,264
Embedded conversion option	1,289	-	-	1,289
Total fair value	$10,553	$-	$-	$10,553

	Fair value measured at December 31, 2022
		Quoted prices in	Significant other	Significant
	Fair value at	active markets	observable inputs	unobservable inputs
(in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,416	$-	$-	$1,416
Embedded conversion option	2,340	-	-	2,340
Total fair value	$3,756	$-	$-	$3,756

There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2023, and 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Warrant Liability

Significant inputs related to the Company’s liability classified warrants are listed below.

	March 31,	December 31,
	2023	2022
Weighted average remaining life in years	4.62	4.68
Weighted average volatility	92%	92%
Value of underlying shares	$0.017	$0.005
Weighted average risk free interest rate	3.6%	4.0%
Expected dividend yield	0.00%	0.00%

A summary of the warrant liability activity for the three months ended March 31, 2023, is as follows:

	Warrants	Fair Value	Fair Value
(in thousands, except per share data)	Outstanding	per Share	(in thousands)
Balance at December 31, 2022	1,066,857	$0.06	$1,416
Loss on remeasurement of warrant liability	-		7,848
Balance at March 31, 2023	1,066,857	$0.01	$9,264

Embedded Conversion Option Liability

Certain convertible notes include a conversion option that meets the definition of a derivative liability and, accordingly, is required to be bifurcated. The fair value for the conversion option liability was determined using the Black Scholes method.

The fair value of conversion option liability assumptions for the periods ended below:

	March 31, 2023	December 31, 2022

Conversion Price(1)	$0.04	$0.04
Value of underlying shares	$0.017	$0.005
Interest Rate (annual) (2)	4.77%	4.64%
Volatility (annual) (3)	162.30%	503.00%
Time to Maturity (Years)	0.35	0.60

(1)	Based on the terms provided in the convertible promissory note agreements to convert to common stock of the Company
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on a discounted historical daily volatility of the Company as of each presented period ending date.

A summary of the conversion option liability activity is as follows:

(in thousands)	Conversion Liability
Balance December 31, 2022	$2,340
Change in fair value	(1,051)
Balance March 31, 2023	$1,289

9.	Revenue

The disaggregation of revenue is based on type and geographical region. The following table presents revenue from contracts with customers:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	United States	International	Total	United States	International	Total
Accessory and parts revenue	$2,574	$32	$2,606	$2,132	$(4)	$2,128
System revenue	833	36	869	691	16	707
License fees and other	7	10	17	8	9	17
Product Revenue	$3,414	$78	$3,492	$2,831	$21	$2,852
Rental Income	283	-	283	343	-	343
Total Revenue	$3,697	$78	$3,775	$3,174	$21	$3,195

10.	Concentration of Credit Risk and Limited Suppliers

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three months ended March 31, 2023, and 2022 were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Purchases:
Vendor A	20%	19%

11.	Commitments and Contingencies

In the ordinary course of business, the Company from time to time becomes involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company’s expenses legal fees in the period in which they are incurred.

Acquisition dispute - In May 2021, the Company received notification alleging that it is not in compliance with the license agreement with Celularity entered into in connection with the acquisition of the UltraMIST assets. The Company has responded and asserted that the Company is not in breach and that the supplier has breached various agreements. It is too early to determine the outcome of this matter. Any potential impact on the Company cannot be fully determined at this time and there is no guarantee that the dispute will be resolved in a manner beneficial to the Company.

12.	Subsequent Events

On May 9, 2023, the Company issued (i) Notes in an aggregate principal amount of approximately $1.2 million, (ii) First Warrants to purchase approximately 30.7 million shares of common stock with an exercise price of $0.067 per share and (iii) Second Warrants to purchase approximately 30.7 million shares of common stock with an exercise price of $0.04 per share, in each case pursuant to the Purchase Agreement. The closing of the private placement occurred on May 9, 2023, and we received total proceeds of $1.2 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the SEC on March 31, 2023 (the “2022 Annual Report”).

Executive Summary

We realized significant revenue growth during the three months ended March 31, 2023.  Revenue totaled $3.8 million, an increase of 18%, as compared to $3.2 million for the same period of 2022.  Gross margins also decreased to 67% for the three months ended March 31, 2023, from 72% for the same period in 2022, due to third party manufacturer price increases as compared to the prior year.

Net loss for the three months ended March 31, 2023, was $13.1 million, or ($0.02) per basic and diluted share, compared to a net loss of $5.1 million, or ($0.01) per basic and diluted share, for the same period in 2022.  The increase in our net loss for the three months ended March 31, 2023, was due to the increased cost of financing to fund operations.

Results of Operations

	For the Three Months Ended
	March 31,		Change
	2023	2022	$	%
Revenues:
Total Revenue	$3,775	$3,195	$580	18%
Cost of Revenues	1,262	889	373	42%
Gross Margin	2,513	2,306	207	9%
Operating Expenses:
General and administrative	2,759	2,205	554	25%
Selling and marketing	1,412	1,715	(303)	-18%
Research and development	131	166	(35)	-21%
Depreciation and amortization	189	176	13	7%
Operating Loss	(1,978)	(1,956)	(22)	1%
Other Income (Expense), net	(11,102)	(3,145)	(7,957)	253%
Net Loss	$(13,080)	$(5,101)	(7,979)	156%

Revenues and Gross Margin

Revenues for the three month-period ended March 31, 2023, were $3.8 million compared to $3.2 million for the same period of 2022, an increase of $0.6 million. The increase was driven by the continued increased sales of UltraMIST® system.

Gross margin as a percentage of revenue decreased to 67% from 72% during the three-month period ended March 31, 2023. The decrease in gross margin percentage for the three months ended March 31, 2023, was driven by higher cost of production from our third-party manufacturers.

General and Administrative Expenses

General and administrative expenses increased $554 thousand or 25% for the three months ended March 31, 2023, compared with the same period of 2022. The increase for the three months ended March 31, 2023, was primarily due to increased professional fees, including legal expenses, audit fees, and other consulting fees.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $303 thousand or 18% for the three months ended March 31, 2023, as compared with the same period of 2022. The decrease was primarily due to a reduction in sales headcount during 2023 and additional cost management activities.

Research and Development Expenses

Research and development expenses decreased $35 thousand or 21% for the three-month period ended March 31, 2023, as compared with the same period of 2022. Research and development expense as a percentage of revenue decreased from 5% during the three-month period ended March 31, 2022, to 3% for the same period in 2023. The decrease is primarily due to improved cost management in 2023.

Other Income (Expense), net
	For the three months ended March 31,		Change
	2023	2022	$	%

Interest expense	$(4,278)	$(3,192)	$(1,086)	34%
Change in fair value of derivatives	(6,797)	3,482	(10,279)	-295%
Loss on issuance of debt	-	(3,434)	3,434	nm
Other expense	(27)	-	(27)	nm
Loss on foreign currency exchange	-	(1)	1	nm
Other expense, net	$(11,102)	$(3,145)	$(7,957)	253%
nm - not meaningful

Other expense, net increased by $7.9 million to $11.1 million for the three months ended March 31, 2023, as compared to the same period for 2022.  This increase was due to increased convertible promissory notes outstanding from the transactions executed during the second half of 2022 and an increased change in the fair value of warrants and their embedded conversion liabilities.

Liquidity and Capital Resources

Since inception, we have incurred losses from operations each year. As of March 31, 2023, we had an accumulated deficit of $207 million. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The recurring losses from operations, the events of default on our notes payable, and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubt as to our ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q. We expect to devote substantial resources for the commercialization of UltraMIST and PACE systems which will require additional capital resources to remain a going concern.

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

	For the three months ended March 31,
(in Thousands)	2023	2022
Cash flows used by operating activities	$(371)	$(3,132)
Cash flows (used by) provided by investing activities	$(18)	$360
Cash flows (used by) provided by financing activities	$(654)	$2,470

Cash used in operating activities during the three months ended March 31, 2023, totaled $0.4 million as compared to $3.1 million in the previous period. This improvement in cash used in operations aligns with our approach for profitable growth.

Cash used by financing activities of $0.8 million for the three months ended March 31, 2023, was primarily due to our factoring arrangement.  Cash provided by financing activities for the three months ended March 31, 2022, consisted primarily of $2.9 million received from our senior lender.

Critical Accounting Policies and Estimates

We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 4 to the consolidated financial statements in Part II Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

The preparation of the condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates reflect our best judgment about economic and market conditions and the potential effects on the valuation and/or carrying value of assets and liabilities based upon relevant information available. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The following accounting policies and estimates are deemed critical:

Litigation Contingencies
We may be involved in legal actions involving product liability, intellectual property and commercial disputes, tax disputes, and governmental proceedings and investigations. The outcomes of these legal actions are not completely within our control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimating probable losses from our litigation and governmental proceedings is inherently difficult, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. Our significant legal proceedings are discussed in Note 11 to the condensed consolidated financial statements.

Derivative Liabilities from Embedded Conversion Options and Warrants
The Company classified certain convertible instruments as having embedded conversion options which qualified as derivative financial instruments to be separately accounted for. The Company also determined that certain warrants also qualified as derivative financial instruments.  Various valuations models were used to estimate the fair value of these derivative financial instruments that are classified as derivative liabilities on the consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates and as such are subject to uncertainty. The material assumptions for the selected subjective inputs have not changed for the reporting period, except for the expected volatility, which is estimated based on the actual volatility during the most recent historical period equal to the remaining life of the instruments.

Valuation of Intangible Assets and Goodwill
When we acquire a business, the assets acquired, and liabilities assumed are recorded at their respective fair values on the acquisition date. Goodwill is the excess of the purchase price over the estimated fair value of net assets of acquired businesses. Intangible assets primarily include patents, trademarks, and customer relationships. Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates include the amount and timing of projected future cash flows of each project or technology, the discount rate used to discount those cash flows to present value, and the assessment of the asset’s life cycle. The estimates could be impacted by legal, technical, regulatory, economic, and competitive risks. The test for impairment of goodwill requires us to make several estimates to determine the fair value of the goodwill. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value. We assess the impairment of goodwill at the consolidated level annually. We also test definite-lived intangible assets for impairment when an event occurs, or circumstances change that would indicate the carrying amount of the assets or asset group may be impaired. Our assessment for goodwill and intangible assets impairment is based on future cash flows that require significant judgment with respect to future revenue and expense growth rates and other assumptions and estimates. We use estimates that are consistent with the highest and best use of the assets based on a market participant’s view of the assets being evaluated. Actual results may differ from our estimates due to several factors including, among others, changes in competitive conditions, regulatory changes, results of clinical trials, and changes in worldwide economic conditions.

Segment and Geographic Information

We have determined that we have one operating segment. Our revenues are generated from sales primarily in the United States. International sales include sales in Europe, Canada, the Middle East, Central America, South America, Asia, and Asia/Pacific. All significant expenses are generated in the United States and all significant assets are in the United States.

Contractual Obligations

Our major outstanding contractual obligations relate to our financing leases for rental equipment, operating leases for our facilities and office equipment, purchase and supplier obligations for product component materials and equipment, and our outstanding debt. Please see our 2022 Annual Report for additional discussions of these obligations.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2023. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

As of March 31, 2023, the Company has still identified the following material weaknesses:

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

As a result, management concluded that its internal control over reporting was not effective as of March 31, 2023.

Remediation Plan

We are working with an external vendor to properly document our current internal control policies and procedures to provide the framework for increased effectiveness to test internal controls going forward. We are also adding automated and manual controls into and over the Company’s ERP system to ensure that order to cash controls are implemented to mitigate the risk in customer creation, pricing, and accuracy of billing.  We will continue to work with our external vendor to remediate the weaknesses noted above.

We are also working with an outside vendor to improve our IT general controls over our ERP system and set up a proper framework for IT general controls to be executed with the objective to remediate the weaknesses regarding internal controls and provide the framework for testing going forward.

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

There is no assurance that the measures described above will be sufficient to remediate the previously identified material weaknesses and significant deficiencies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

From time to time, the Company is subject to various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to breach of contract and intellectual property matters resulting from our business activities. As with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company believes that all pending claims, if adversely decided, would not have a material adverse effect on our business, financial position or results of operations.

Item 1A.	RISK FACTORS.

There have been no material changes from our risk factors as previously reported in Part I, Item 1A “Risk Factors – Risks Related to Our Business” in our 2022 Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The information required by this item is disclosed in Part II, Item 5. “Other Information” of this Form 10-Q and is incorporated herein by reference.

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

Securities Purchase Agreement and Common Stock Warrant

On May 9, 2022, SANUWAVE Health, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”), with the purchasers identified on the signature pages thereto (the “Purchasers”) for the sale by the Company in a private placement (the “Private Placement”) of (i) the Company’s future advance convertible promissory notes in an aggregate principal amount of approximately $1.2 million (the “Notes”), and (ii) warrants to purchase an additional 30.7 million shares of common stock of the Company with an exercise price of $0.067 per share (the “First Warrants”) and (iii) warrants to purchase an additional 30.7 million shares of common stock of the Company with an exercise price of $0.04 per share (the “Second Warrants,” collectively with the First Warrants, the “Warrants”).  The exercise price of the Warrants is subject to adjustment, including if the Company issues or sells shares of common stock or Share Equivalents (as defined in the Warrants) for an effective consideration price less than the exercise price of the Warrants or if the Company lists its shares of common stock on the Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $0.04 per share; provided, however, that the exercise price of the Warrants shall never be less than $0.01 per share. The Warrants have a five-year term. The closing of the Private Placement occurred on May 9, 2023 (the “Closing Date”). At the Closing Date, the Company received total proceeds of $1.2 million.

The securities in the Private Placement were offered and sold in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof. Each Purchaser represented that it was an accredited investor.

Notes

As described above, on May 9, 2023, the Company issued Notes to the Purchasers in an aggregate principal amount of $1.2 million. Pursuant to the Notes, the Company promised to pay each Purchaser, its designee or registered assigns (the “Holder”) in cash and/or in shares of common stock, at a conversion price of $0.04 (the “Conversion Price”), the principal amount (subject to reduction pursuant to the terms of the Note, the “Principal”) as may be advanced in disbursements (each, a “Disbursement” and together, the “Disbursements” with total principal of outstanding Disbursements equaling Principal), and to pay interest at a rate of fifteen percent (15%) per annum (“Interest”) on any outstanding Principal at the applicable Interest rate from the date of the Notes until the Notes are accelerated, converted, redeemed or otherwise. The Conversion Price of the Notes is subject to adjustment, including if the Company issues or sells shares of common stock for a price per share less than the Conversion Price of the Notes or if the Company lists its shares of common stock on the Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $0.04 per share; provided, however, that the Conversion Price shall never by less than $0.01.

In connection with the Private Placement, on May 9, 2023, the Company entered into a security agreement in favor of each Purchaser to secure the Company’s obligations under the Notes (the “Security Agreement”).

The rights of each Purchaser to receive payments under its Notes are subordinate to the rights of NH Expansion Credit Fund Holdings LP (“North Haven Expansion”) pursuant to a subordination agreement, which the Company and the Purchasers entered into with North Haven Expansion on May 9, 2023, in connection with the Private Placement (the “Subordination Agreement”).

Registration Rights Agreement

In connection with the Purchase Agreement, the Company entered into a registration rights agreement with the Purchasers on May 9, 2023 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement (the “Registration Statement”) with the SEC no later than sixty (60) days following the Closing Date to register the resale of the number of shares of common stock issuable upon conversion of the Notes and exercise of the Warrants issued pursuant to such Purchase Agreement (the “Registrable Securities”) and to cause the Registration Statement to become effective within one-hundred eighty (180) days following the Closing Date. The Company shall use its best efforts to keep the Registration Statement continuously effective under Securities Act, until all Registrable Securities have been sold, or may be sold without the requirement to be in compliance with Rule 144(c)(1) of the Securities Act and otherwise without restriction or limitation pursuant to Rule 144 of the Securities Act, as determined by the counsel to the Company.

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

3.10	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 20, 2020).

3.11	Certificate of Amendment of the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 5, 2021).

3.12	Certificate of Amendment of the Articles of Incorporation, dated January 31, 2023 (Incorporated by reference to Exhibit 3.12 to the Form S-1/A filed with the SEC on January 31, 2023).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: May 11, 2023	By: /s/ Kevin A. Richardson, II
Kevin A. Richardson, II
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Dated: May 11, 2023	By: /s/ Toni Rinow
Toni Rinow
Chief Financial Officer
(Principal Financial and Accounting Officer)