Form 10-Q
period 2023-09-30
SANUWAVE Health, Inc.
filed 2023-11-09
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023 there were issued and outstanding 1,026,078,464 shares of the registrant’s common stock, $0.001 par value per share.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE,” the “Company,” “we,” “us,” and “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: our proposed business combination with SEP Acquisition, Corp., results of operations, liquidity, and operations, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST and PACE® systems; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or cost of our products; timing of clinical studies and any eventual U.S. Food and Drug Administration (“FDA”) approval of new products and new uses of our existing products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections, and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023. Other risks and uncertainties are and will be disclosed in the Company’s subsequent SEC filings, including this Quarterly Report on Form 10-Q. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$1,095	$1,153
Accounts receivable, net of allowance of $1,247 and $1,037, respectively	3,231	4,029
Inventory	1,713	868
Prepaid expenses and other current assets	1,355	570
Total Current Assets	7,394	6,620
Property, equipment and other, net	1,079	856
Intangible assets, net	4,609	5,137
Goodwill	7,260	7,260
Total Non-current Assets	12,948	13,253
Total Assets	$20,342	$19,873

LIABILITIES
Current Liabilities:
Senior secured debt, in default	$17,645	$14,416
Convertible promissory notes payable	7,553	16,713
Convertible promissory notes payable, related parties	2,495	7,409
Asset-backed secured promissory notes	6,576	-
Asset-backed secured promissory notes, related parties	3,094	-
Accounts payable	4,623	4,400
Accrued expenses	6,359	8,512
Factoring liabilities	1,814	2,130
Warrant liability	28,106	1,416
Accrued interest	5,369	4,052
Accrued interest, related parties	729	788
Current portion of contract liabilities	68	60
Other	1,003	291
Total Current Liabilities	85,434	60,187
Non-current Liabilities
Lease liabilities	550	438
Contract liabilities	284	230
Deferred tax liability	28	28
Total Non-currrent Liabilities	862	696
Total Liabilities	$86,296	$60,883

Commitments and Contingencies (Footnote 13)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D no shares issued and outstanding at September 30, 2023 and December 31, 2022	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 1,026,078,464 and 548,737,651 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,026	549
Additional paid-in capital	171,377	152,750
Accumulated deficit	(238,284)	(194,242)
Accumulated other comprehensive loss	(73)	(67)
Total Stockholders’ Deficit	(65,954)	(41,010)
Total Liabilities and Stockholders’ Deficit	$20,342	$19,873

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$4,953	$4,166	$13,404	$11,242
Cost of Revenues	1,412	1,157	3,876	3,141
Gross Margin	3,541	3,009	9,528	8,101

Operating Expenses:
General and administrative	2,681	3,498	6,678	9,484
Selling and marketing	1,039	1,650	3,430	5,037
Research and development	165	157	436	494
Depreciation and amortization	187	189	563	575
Total Operating Expenses	4,072	5,494	11,107	15,590

Operating Loss	(531)	(2,485)	(1,579)	(7,489)

Other (Expense)/Income:
Interest expense	(2,907)	(3,382)	(10,125)	(9,421)
Interest expense, related party	(938)	(439)	(2,379)	(551)
Change in fair value of derivative liabilities	(19,325)	5,252	(29,943)	16,597
Loss on issuance of debt	-	-	-	(3,434)
Loss on extinguishment of debt	-	(86)	-	(297)
Other (expense) income	1	1	(16)	(1)
Total Other (Expense)/Income	(23,169)	1,346	(42,463)	2,893

Net Loss before Income Taxes	(23,700)	(1,139)	(44,042)	(4,596)

Provision for Income Taxes	-	-	-	-

Net Loss	(23,700)	(1,139)	(44,042)	(4,596)

Other Comprehensive Loss
Foreign currency translation adjustments	7	-	(6)	6

Total Comprehensive Loss	$(23,693)	$(1,139)	$(44,048)	$(4,590)

Loss per Share:
Basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.01)
Weighted average shares outstanding
Basic and diluted	892,956,020	561,069,625	683,771,214	542,484,779

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Three Months Ended September 30, 2023
	Common Stock
	Number of				Accumulated
	Shares				Other
	Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of June 30, 2023	561,637,651	$562	$153,264	$(214,584)	$(80)	$(60,838)
Shares issued for settlement of debt	464,440,813	464	18,113	-	-	18,577
Net loss	-	-	-	(23,700)	-	(23,700)
Foreign currency translation adjustment	-	-	-	-	7	7

Balances as of September 30, 2023	1,026,078,464	$1,026	$171,377	$(238,284)	$(73)	$(65,954)

Three Months Ended September 30, 2022
	Common Stock
	Number of				Accumulated
	Shares				Other
	Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of June 30, 2022	529,293,205	$529	$151,409	$(187,406)	$(67)	$(35,535)
Shares issued for settlement of debt and warrants	19,444,446	20	1,341	-	-	1,361
Net loss	-	-	-	(1,139)	-	(1,139)

Balances as of September 30, 2022	548,737,651	$549	$152,750	$(188,545)	$(67)	$(35,313)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Nine Months Ended September 30, 2023
	Common Stock
	Number of				Accumulated
	Shares				Other
	Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2022	548,737,651	$549	$152,750	$(194,242)	$(67)	$(41,010)
Shares issued for services	12,900,000	13	514	-	-	527
Shares issued for settlement of debt	464,440,813	464	18,113	-	-	18,577
Net loss	-	-	-	(44,042)	-	(44,042)
Foreign currency translation adjustment	-	-	-	-	(6)	(6)

Balances as of September 30, 2023	1,026,078,464	$1,026	$171,377	$(238,284)	$(73)	$(65,954)

Nine Months Ended September 30, 2022
	Common Stock
	Number of				Accumulated
	Shares				Other
	Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2021	481,619,621	$482	$144,582	$(183,949)	$(73)	$(38,958)
Cashless warrant exercise	14,000,000	14	2,152	-	-	2,166
Warrant exercise	909,091	1	99	-	-	100
Shares issued in conjunction with Note Payable	20,666,993	20	3,700	-	-	3,720
Shares issued for settlement of debt and warrants	19,444,446	20	1,341	-	-	1,361
Shsares issued for services	12,097,500	12	876	-	-	888
Net loss	-	-	-	(4,596)	-	(4,596)
Foreign currency translation adjustment	-	-	-	-	6	6

Balances as of September 30, 2022	548,737,651	$549	$152,750	$(188,545)	$(67)	$(35,313)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows - Operating Activities:
Net loss	$(44,042)	$(4,596)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	780	681
Bad debt expense	547	62
Shares issued for services	224	888
Change in fair value of derivative liabilities	29,943	(16,597)
Loss on extinguishment of debt	-	297
Loss on issuance of debt	-	3,434
Amortization of debt issuance costs and original issue discount	5,656	2,998
Accrued interest	5,529	2,004
Gain on sale of property and equipment, net	-	51
Changes in operating assets and liabilities
Accounts receivable - trade	253	69
Inventory	(844)	178
Prepaid expenses and other assets	(487)	(656)
Accounts payable	464	(1,693)
Accrued expenses	(1,326)	(202)
Contract liabilities	50	(94)
Net Cash Used in Operating Activities	(3,253)	(13,176)

Cash Flows - Investing Activities
Proceeds from sale of property and equipment	13	1,022
Purchase of property and equipment	(169)	-
Net Cash Flows (Used in)/Provided by Investing Activities	(156)	1,022

Cash Flows - Financing Activities
Proceeds from senior promissory notes	-	2,940
Proceeds from convertible promissory notes payable	1,202	12,366
Proceeds from bridge notes payable	2,994	640
Payments to factoring agent, net	(710)	(227)
Proceeds from warrant exercises	-	100
Payments of principal on finance leases	(130)	(174)
Payments of principal on convertible promissory notes and SBA loans	-	(2,981)
Net Cash Flows Provided by Financing Activities	3,356	12,664

Effect of Exchange Rates on Cash	(5)	(17)

Net Change in Cash During Period	(58)	493

Cash at Beginning of Period	1,153	619
Cash at End of Period	$1,095	$1,112

Supplemental Information:
Cash paid for interest	$984	$3,345

Non-cash Investing and Financing Activities:
Warrants issued in conjunction with senior secured promissory note payable and convertible promissory notes payable	$570	$4,117
Conversion of convertible notes payable to common stock	18,577	-
Common shares issued for advisory shares	302	-
Embedded conversion feature on convertible promissory notes payable and bridge notes payable	(520)	2,309
Reclassification of warrant liability due to cashless warrant exercise	-	2,166
Working capital balances refinanced into convertible notes payable	-	2,273
Settlement of debt and warrants with stock	-	1,361
Common shares issued in conjunction with senior secured promissory note payable	-	3,720

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023

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

The financial information as of September 30, 2023, and for the three and nine months ended September 30, 2023, and 2022 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023.

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

Management’s plans are to obtain additional capital in 2023, or early 2024, primarily through closing the Merger, as defined in Note 4. For additional information regarding the Merger, please see Note 4. The Company could also obtain additional capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders. In addition, there can be no assurances that the Company’s plans to obtain additional capital will be successful on the terms or timeline it expects, or at all. If these efforts are unsuccessful, the Company may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

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

Deferred Offering Costs - Deferred stock offering costs represent amounts paid for legal, consulting, and other offering expenses directly attributable to the offering of securities in conjunction with the recapitalization under the Merger Agreement, as defined in Note 4 and further described in Note 4 and are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all the costs would be expensed. As of September 30, 2023, $732 thousand in Merger costs were deferred until the closing of the Merger.

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

4.	Merger Agreement

On August 23, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among SEP Acquisition Corp., a Delaware corporation (“SEPA”), SEP Acquisition Holdings Inc., a Nevada corporation and a wholly owned subsidiary of SEPA (“Merger Sub”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and SEPA (the “Merger”) will be affected. More specifically, and as described in greater detail below, at the effective time of the Merger (the “Effective Time”):

•	Merger Sub will merge with and into the Company, with the Company being the surviving company following the merger.
•
Each issued and outstanding share of the Company’s common stock, will automatically be converted into Class A common stock of SEPA, par value $0.0001 per share (the “Class A Common Stock”), at the Conversion Ratio (as defined in the Merger Agreement); and

•	Outstanding convertible securities of the Company will be assumed by SEPA and will be converted into the right to receive Class A Common Stock of SEPA.

If the Merger Agreement is consummated SEPA will acquire 100% of the Company’s issued and outstanding equity securities.  The proposed merger will be accounted for as a “reverse recapitalization” in accordance with US GAAP.  Under the reserve recapitalization model, the transaction will be treated as the Company issuing equity for the net assets of SEPA, with no goodwill or intangible assets recorded.  Under this method of accounting, SEPA will be treated as the acquired company for financial reporting purposes.  This determination is primarily based on the fact that following the merger, the Company’s stockholders are expected to have a majority voting power of the combined company, approximately 69 – 70%, the Company will comprise all of the ongoing operations of the combined company, Company representatives will comprise a majority of the governing body of the combined company, and the Company’s senior management will comprise all of the senior management of the combined company.  As a result of the merger, SEAQP will be renamed Sanuwave Health, Inc.

Merger Consideration - The consideration to be delivered to the Company’s securityholders by SEPA in connection with the consummation of the Merger (the “Closing”) will consist solely of 7,793,000 shares of Class A Common Stock and, in the case of certain Securityholders, of securities convertible into or exercisable for new shares of Class A Common Stock reserved for issuance from the merger consideration (the “Merger Consideration”). The Merger Consideration deliverable to the Company’s stockholders will be allocated pro rata based on their ownership after giving effect to the required conversion or exercise, as applicable, of all the outstanding convertible notes, in-the-money options, and in-the-money warrants immediately prior to the Closing.

Out-of-the-money options and out-of-the-money warrants will be assumed by SEPA and converted into options or warrants, respectively, exercisable for shares of Class A Common Stock based on the Conversion Ratio; however, such out-of-the-money options and warrants shall not be reserved for issuance from the Merger Consideration.

Conditions to Closing - The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the stockholders of the Company and SEPA; (ii) approvals of any required governmental authorities; (iii) no law or order preventing the Transactions; (iv) the filing of the Charter Amendments; (v) the appointment of SEPA’s post-closing board of directors; (vi) the Registration Statement having been declared effective by the SEC; (vii) approval of the Class A Common Stock of SEPA for listing on Nasdaq; (viii) holders of 80% or more of the Company’s convertible notes with a maturity date occurring after the date of the Closing (the “Closing Date”), measured by number of shares into which such convertible notes may be converted, agreeing to convert their convertible notes into shares common stock immediately prior to the Effective Time; and (ix) holders of 80% or more of the Company’s warrants that would be outstanding on the Closing Date, measured by number of shares subject to all such warrants in the aggregate, agreeing to convert their warrants into shares of common stock immediately prior to the Effective Time.

In addition, unless waived by the Company, the obligations of the Company to consummate the business combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by SEPA of customary certificates and other Closing deliverables: (ii) SEPA having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with by it on or prior to the Closing Date; (iii) SEPA having delivered a fairness opinion of the Purchaser Financial Advisor (as defined in the Merger Agreement), in form and substance reasonably satisfactory to the Company; (iv) SEPA having, at the Closing, at least $12,000,000 in cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions) and the proceeds of any PIPE Investment; and other customary conditions to Closing as defined in the Merger Agreement.

5.	Loss per Share

Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three and nine months ended September 30, 2023, and 2022. The weighted average number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	Three Months Ended		Nine Months Ended
(in Thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted average shares outstanding
Common shares	871,265	540,584	662,080	519,127
Common shares issuable assuming exercise of nominally priced warrants	21,691	20,486	21,691	23,358
Weighted average shares outstanding	892,956	561,070	683,771	542,485

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and diluted common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the three and nine months ended September 30, 2023, and nine months ended September 30, 2022, all potentially dilutive shares in such periods were anti-dilutive and therefore excluded from the computation of diluted net loss per share. As a result of the net loss for the three months ended September 30, 2022, all dilutive shares were included in the computation of diluted net income per share.Anti-dilutive equity securities consisted of the following for the nine months ended September 30, 2023, and 2022, respectively:

	Nine Months Ended
(in Thousands)	September 30, 2023	September 30, 2022
Common stock options	19,136	21,246
Common stock purchase warrants	1,106,819	984,799
Convertible notes payable	224,509	483,588
	1,350,464	1,489,633

6.	Accrued Expenses

Accrued expenses consist of the following:

(in Thousands)	September 30, 2023	December 31, 2022
Registration penalties	$1,583	$1,583
License fees	892	892
Director and professional fees	1,177	586
Employee compensation	2,665	4,585
Other	42	866
	$6,359	$8,512

7.	Senior Secured Debt, In Default

The following table summarizes outstanding senior secured debt, in default:

	September 30, 2023				December 31, 2022
(in thousands)	Principal	Debt Discount	Carrying Value	Accrued Interest	Principal	Debt Discount	Carrying Value	Accrued Interest
Senior secured debt	$21,399	$(3,754)	$17,645	$2,636	$19,211	$(4,795)	$14,416	$1,890

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

As of September 30, 2023, the Company is in default on the minimum liquidity provisions in the Senior Secured Note and, as a result, it is classified in current liabilities in the accompanying condensed consolidated balance sheets. The Company is accruing interest at the default interest rate of an incremental 5%.

In June 2023, the Company entered into a Fourth Amendment to the NWPSA, which provides the Company an extension of the holder forbearing from exercising the remedies arising from the existing defaults to the earlier of the occurrence of an event of default and December 31, 2023.  The amendment also added a consent fee of 2% of the original principal amount of the NWPSA, payable in cash at maturity, and defers interest that would otherwise have been due on June 30, 2023, and September 30, 2023.  The interest will instead be compounded and added to the principal amount of the notes and bear interest at a rate of 20.25% per annum.  The amendment also requires the Company to complete an equity financing that results in gross cash proceeds of at least $2.5 million by July 15, 2023.  This financing successfully closed on July 21, 2023, as further described in Note 9.

The debt issuance costs, and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note. Interest expense for the three and nine months ended September 30, 2023, totaled $1.8 and $5.1 million, respectively. Interest expense for the three and nine months ended September 30, 2022, totaled $1.4 and $3.7 million, respectively.

8.	Convertible Promissory Notes Payable

The following two tables summarize outstanding notes payable as of September 30, 2023, and December 31, 2022:

	As of September 30, 2023
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Acquisition convertible promissory note, in default	$0.10	4,000	-	-	4,000
Convertible promissory notes payable, related parties, in default	$0.10	1,373	-	-	1,373
2022 convertible notes payable	$0.04	3,940	(388)	1	3,553
2022 convertible notes payable, related parties	$0.04	1,270	(148)	-	1,122
Total Convertible Promissory Notes Payable		$10,583	$(536)	$1	$10,048

	As of December 31, 2022
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Acquisition convertible promissory note, in default	$0.10	4,000	-	-	4,000
Convertible promissory note, related party, in default	$0.10	1,373	-	-	1,373
2022 convertible notes payable	$0.04	13,660	(2,532)	1,585	12,713
2022 convertible notes payable, related parties	$0.04	6,515	(1,234)	755	6,036
Total Convertible Promissory Notes Payable		$25,548	$(3,766)	$2,340	$24,122

2022 Convertible Notes Payable and 2022 Convertible Notes Payable, Related Parties – In August 2022, November 2022, and May 2023, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of approximately $16.2 million in August approximately $4.0 million in November, and approximately $1.2 million in May (ii) Common Stock Purchase Warrants to purchase an additional 535.1 million shares of common stock with an exercise price of $0.067 per share and (iii) Common Stock Purchase Warrants to purchase an additional 535.1 million shares of common stock with an exercise price of $0.04 per share. Interest expense for the three and nine months ended September 30, 2023, totaled $1.3 million and $6.0 million, respectively.

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

In August 2023, the Company utilized its election to convert the August issued 2022 Convertible Notes Payable into shares of common stock upon the Notes’ maturity.  The $16.2 million in principal and $2.4 million in interest were converted to 464,440,813 shares of common stock.

9.	Asset-Backed Secured Promissory Notes

In July 2023, the Company issued Asset-Backed Secured Promissory Notes (the “ABS Promissory Notes”) in an aggregate principal amount of $4.6 million to certain accredited investors (the “Purchasers”) at an original issue discount of 33.33%. The ABS Promissory Notes bear an interest rate of 0% per annum and mature on January 21, 2024 (the “Maturity Date”).  The Company received total proceeds of approximately $3.0 million. The Company entered into a Security Agreement providing for a continuing and unconditional security interest in any and all property of the Company.  This security interest is subordinate to the Senior Secured Debt described in Note 7. Interest expense for the three and nine months ended September 30, 2023, totaled $0.4 million.

The Company and the Purchasers also entered into a side letter pursuant to which the parties agreed that upon the Maturity Date, or upon a fundamental transaction as defined by the ABS Promissory Notes, the Company will issue each Purchaser a Future Advance Convertible Promissory Note with the same principal amount as the principal amount of such Purchasers’ ABS Promissory Notes, plus any accrued and unpaid interest and two Common Stock Purchase Warrants, substantially in the forms of the Notes and Common Stock Purchase Warrants disclosed in Note 8.

In evaluating the accounting for the ABS Promissory Notes and Side Letter (the “Side Letter”), pursuant to relevant guidance, the Side Letter was determined to not represent a freestanding financial instrument as it is not legally detachable and separately exercisable.  The redemption features under the Side Letter are considered embedded derivatives, including a right for contingent redemption upon an event of default, automatic redemption upon maturity of the ABS Promissory Notes, and redemption is triggered upon a fundamental transaction. As a result, the Company determined these features met the criteria of an embedded derivative.

	September 30, 2023
(In thousands)	Principal	Debt Discount	Embedded Derivative	Carrying Value
ABS promissory notes	3,122	(379)	3,833	6,576
ABS promissory notes, related parties	1,462	(179)	1,811	3,094
Total ABS Promissory Notes	4,584	(558)	5,644	9,670

10.	Fair Value Measurements

The Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with a convertible debt on a recurring basis to determine the fair value of the liabilities.

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measured at September 30, 2023
	Fair value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$28,106	$-	$-	$28,106
Embedded conversion derivatives	5,645	-	-	5,645
Total fair value	$33,751	$-	$-	$33,751

	Fair value measured at December 31, 2022
	Fair value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,416	$-	$-	$1,416
Embedded conversion derivatives	2,340	-	-	2,340
Total fair value	$3,756	$-	$-	$3,756

There were no transfers among Levels 1, 2 or 3 during the three and nine months ended September 30, 2023, and 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Warrant Liability

The Company’s liability classified warrants as of September 30, 2023, were valued using a probability weighted expected value considering the Merger Agreement and the previous Black Scholes valuation model, with significant value stemming from the Merger Agreement. Significant inputs under the Merger Agreement valuation included the expected exchange ratio 0.0033, the value of SEPA’s Class A Common Stock, the expected timing of the closing of the Merger (estimated by December 31, 2023), and the probability of the Merger closing (85% probability).

Significant inputs related to the Company’s liability classified warrants using the Black Scholes model, are listed below.

	Initial Valuation	December 31,
	May 2023	2022
Weighted average remaining life in years	5.00	4.68
Weighted average volatility	84%	92%
Value of underlying shares	$0.019	$0.005
Weighted average risk free interest rate	3.5%	4.0%
Expected dividend yield	0.00%	0.00%

A summary of the warrant liability activity for the nine months ended September 30, 2023, is as follows:

	Warrants	Fair Value	Fair Value
(in thousands, except per share data)	Outstanding	per Share	(in thousands)
Balance at December 31, 2022	1,066,857	$0.06	$1,416
Issuance	61,389	0.01	570
Loss on remeasurement of warrant liability	-		26,120
Balance at September 30, 2023	1,128,246	$0.02	$28,106

Embedded Conversion Liability

Certain convertible notes include a conversion option that meets the definition of a derivative liability and, accordingly, is required to be bifurcated. The fair value for the embedded derivative liability at issuance for the ABS Promissory Notes was estimated as the difference in fair value of the ABS Promissory Notes, including the conversion obligation under the Side Letter and the value of the ABS Promissory Notes in the absence of the conversion obligation.  The value of the ABS Promissory Notes without the conversion obligation was estimated using a discounted cash flow analysis with an estimated market yield.

The Company’s embedded conversion liability as of September 30, 2023, was valued using a probability weighted expected value considering the Merger Agreement and the previous Black Scholes model, with significant value being assigned to the Merger Agreement assumptions. Significant inputs included the expected exchange ratio (0.0033), value of SEPA class A common stock, expected timing of the closing of the merger (estimated by December 31, 2023), and probability of the merger transaction closing (85% probability).

The fair value of conversion option liability assumptions under the Black Scholes model, are listed below.

	Initial Valuation
	May 2023	December 31, 2022
Conversion Price(1)	$0.04	$0.04
Value of underlying shares	$0.019	$0.005
Interest Rate (annual) (2)	4.70%	4.64%
Volatility (annual) (3)	114.1%	503.0%
Time to Maturity (Years)	1.00	0.60

(1)	Based on the terms provided in the convertible promissory note agreements to convert to common stock of the Company
(2)	Interest rate for U.S. Treasury Bonds, as of the presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on a discounted historical daily volatility of the Company as of the presented period ending date.

A summary of the conversion liability activity is as follows:

(in thousands)	Conversion Liability
Balance December 31, 2022	$2,340
Initial value of new issuance	(519)
Change in fair value	3,824
Balance September 30, 2023	$5,645

11.	Revenue

The disaggregation of revenue is based on type and geographical region. The following table presents revenue from contracts with customers:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$3,133	$25	$3,158	$2,978	$34	$3,012
System revenue	1,607	18	1,625	902	-	902
License fees and other	38	-	38	-	5	5
Product Revenue	$4,778	$43	$4,821	$3,880	$39	$3,919
Rental Income	132	-	132	247	-	247
Total Revenue	$4,910	$43	$4,953	$4,127	$39	$4,166

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$8,620	$76	$8,696	$7,836	$30	$7,866
System revenue	3,763	132	3,895	2,392	16	2,408
License fees and other	121	15	136	19	14	33
Product Revenue	$12,504	$223	$12,727	$10,247	$60	$10,307
Rental Income	677	-	677	935	-	935
Total Revenue	$13,181	$223	$13,404	$11,182	$60	$11,242

12.	Concentration of Credit Risk and Limited Suppliers

Major customers are defined as customers whose accounts receivable, or sales individually consist of more than 10% of total trade receivables or total sales, respectively.  The percentage of accounts receivable from major customers of the Company for the periods indicated were as follows:

Accounts receivable:	September 30, 2023	December 31, 2022
Customer A	10%	-

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in the Company’s production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three and nine months ended September 30, 2023, and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Purchases:
Vendor A	22%	18%	19%	18%
Vendor B	23%	n/a	16%	n/a
Vendor C	20%	n/a	10%	n/a

13.	Commitments and Contingencies

In the ordinary course of business, the Company from time to time becomes involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company expenses legal fees in the period in which they are incurred.

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

Executive Summary

We continued to realize significant revenue growth during the three and nine months ended September 30, 2023, as compared to the same periods in 2022.  Revenue for the three months ended September 30, 2023, totaled $5.0 million, an increase of 19%, as compared to $4.2 million for the same period of 2022.  Revenue for the nine months ended September 30, 2023, totaled $13.4 million, an increase of 19%, as compared to $11.2 million for the same period of 2022.

Net loss for the three months ended September 30, 2023, was $23.7 million, or $0.03 per basic and diluted share, compared to a net loss of $1.1 million, or $0.00 per basic and diluted share, for the same period in 2022.  The increase in our net loss for the three months ended September 30, 2023, was primarily due to continued losses on the fair value of our derivatives, which totaled $19.3 million of expense in the period.  For the three months ended September 30, 2023, our operating loss totaled $0.5 million, which is an improvement of $2.0 million compared to 2022.

Net loss for the nine months ended September 30, 2023, was $44.0 million, or $0.06 per basic and diluted share, compared to a net loss of $4.6 million, or $0.01 per basic and diluted share, for the same period in 2022.  The increase in our net loss for the nine months ended September 30, 2023, was primarily due to continued losses on the fair value of our derivatives, which totaled $29.9 million of expense in the period.  For the nine months ended September 30, 2023, our operating loss totaled $1.6 million, which is an improvement of $5.9 million compared to the same period in 2022, which aligns with our initiative to drive profitable growth and manage spend through 2023.

Merger Agreement with SEPA

On August 23, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among SEP Acquisition Corp., a Delaware corporation (“SEPA”), SEP Acquisition Holdings Inc., a Nevada corporation, and a wholly owned subsidiary of SEPA (“Merger Sub”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and SEPA (the “Merger”) will be affected. More specifically, and as described in greater detail below, at the effective time of the Merger (the “Effective Time”):

•	Merger Sub will merge with and into the Company, with the Company being the surviving company following the merger.
•
Each issued and outstanding share of the Company common stock will automatically be converted into Class A common stock of SEPA, par value $0.0001 per share, at the Conversion Ratio (as defined in the Merger Agreement); and

•	Outstanding Company convertible securities of the Company will be assumed by SEPA and will be converted into the right to receive Class A Common Stock of SEPA.

Pursuant to the terms of the Merger Agreement, the holders of (i) Company common stock, (ii) options to purchase Company common stock, (iii) warrants to purchase Company common stock, and (iv) convertible promissory notes, collectively will be entitled to receive 7,793,000 shares of Class A Common Stock of SEPA. Out-of-the-money options and out-of-the-money warrants will be assumed by SEPA and converted into options or warrants, respectively, exercisable for shares of Class A Common Stock based on the Conversion Ratio; however, such out-of-the-money options and out-of-the-money warrants shall not be reserved for issuance from the Merger Consideration.

The Merger Agreement contains certain conditions to Closing, including the following:

•
holders of 80% or more of the Company’s convertible notes with a maturity date occurring after the date of the Closing (the “Closing Date”), measured by number of shares of our common stock into which such convertible notes may be converted, agreeing to convert their convertible notes into shares of common stock immediately prior to the Effective Time.

•
holders of 80% or more of the Company’s warrants that would be outstanding on the Closing Date, measured by number of shares of our common stock subject to all such warrants in the aggregate, agreeing to convert their warrants into shares of common stock immediately prior to the Effective Time.

•
SEPA having, at the Closing, at least $12,000,000 in cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions) and the proceeds of any private placement in SEPA.

As of the date of this Quarterly Report on Form 10-Q, the holders of approximately 95% of our outstanding warrants covered by the preceding covenant and 100% of our outstanding convertible notes covered by the preceding covenant have committed to exchange such warrants and convertible notes for an aggregate of 1,122,677,498 shares and 280,812,105 shares, respectively, of our common stock immediately prior to the Closing.

Non-GAAP Financial Measures

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present certain financial measures that facilitate management's review of the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP). These financial measures are considered "non-GAAP financial measures" and are intended to supplement, and should not be considered as superior to, or a replacement for, financial measures presented in accordance with U.S. GAAP.

The Company uses Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA to assess its operating performance. Adjusted EBITDA is Earnings before Interest, Taxes, Depreciation and Amortization adjusted for the change in fair value of derivatives and any significant non-cash or non-recurring one-time charges.  EBITDA and Adjusted EBITDA should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP financial measures are presented in a consistent manner for each period, unless otherwise disclosed. The Company uses these measures for the purpose of evaluating its historical and prospective financial performance, as well as its performance relative to competitors. These measures also help the Company to make operational and strategic decisions. The Company believes that providing this information to investors, in addition to GAAP measures, allows them to see the Company’s results through the eyes of Management, and to better understand its historical and future financial performance. These non-GAAP financial measures are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

EBITDA and Adjusted EBITDA have their limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that EBITDA and Adjusted EBITDA:

•	Do not reflect every expenditure, future requirements for capital expenditures or contractual commitments.
•	Do not reflect all changes in our working capital needs.
•	Do not reflect interest expense, or the amount necessary to service our outstanding debt.

As presented in the GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measure excludes the impact of certain charges that contribute to our net loss (Non-GAAP Adjustments).

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Net (Loss)/Income	$(23,700)	$(1,139)	$(44,042)	$(4,596)
Non-GAAP Adjustments:
Interest expense	3,845	3,821	12,504	9,972
Depreciation and amortization	266	235	780	681
EBITDA	(19,589)	2,917	(30,758)	6,057
Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	19,325	(5,252)	29,943	(16,597)
Other non-cash or one-time charges:
Release of historical accrued employee compensation expenses	-	-	(1,250)	-
Shares for Services	-	-	224	888
Loss on issuance of debt	-	-	-	3,434
Loss on extinguishment of debt	-	86	-	297
Adjusted EBITDA	$(264)	$(2,249)	$(1,841)	$(5,921)

Results of Operations

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
(in Thousands)	2023	2022	$	%	2023	2022	$	%
Revenues:
Total Revenue	$4,953	$4,166	$787	19%	$13,404	$11,242	$2,162	19%
Cost of Revenues	1,412	1,157	255	22%	3,876	3,141	735	23%
Gross Margin	3,541	3,009	532	18%	9,528	8,101	1,427	18%
Gross Margin Percentage	71%	72%	-1%		71%	72%	-1%
Operating Expenses:
General and administrative	2,681	3,498	(817)	-23%	6,678	9,484	(2,806)	-30%
Selling and marketing	1,039	1,650	(611)	-37%	3,430	5,037	(1,607)	-32%
Research and development	165	157	8	5%	436	494	(58)	-12%
Depreciation and amortization	187	189	(2)	-1%	563	575	(12)	-2%
Operating Loss	(531)	(2,485)	1,954	-79%	(1,579)	(7,489)	5,910	-79%
Other Income (Expense), net	(23,169)	1,346	(24,515)	nm	(42,463)	2,893	(45,356)	nm
Net Loss	$(23,700)	$(1,139)	(22,561)	nm	$(44,042)	$(4,596)	(39,446)	nm
nm - Not Meaningful

Revenues and Gross Margin

Revenues for the three month-period ended September 30, 2023, were $5.0 million compared to $4.2 million for the same period of 2022, an increase of $0.8 million, or 19%. The increase was primarily driven by the continued increased sales of our UltraMIST® system.  The increase in revenues was due to an increase in the average selling price of our consumables and parts revenue of 9% year over year, and the remainder of the growth in the number of consumables and systems sold year over year.  Gross margin as a percentage of revenue decreased to 71% during the three months ended September 30, 2023, from 72% in the same period of 2022.

Revenues for the nine months ended September 30, 2023, were $13.4 million compared to $11.2 million for the same period of 2022, an increase of $2.2 million, or 19%. Gross margin as a percentage of revenue decreased to 71% for the nine months ended September 30, 2023, from 72% in the same period in 2022.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million or 23% for the three months ended September 30, 2023, compared with the same period of 2022. The decrease for the three months ended September 30, 2023, was primarily due to cost savings activities.  General and administrative expenses decreased $2.8 million or 30% for the nine months ended September 30, 2023, compared to the same period in 2022.  This decrease was primarily due to continued cost management activities and restructuring activities.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.6 million or 37% for the three months ended September 30, 2023, as compared with the same period of 2022. Selling and marketing expenses decreased by $1.6 million or 32% for the nine months ended September 30, 2023, as compared with the same period of 2022. The decreases were primarily due to a reduction in sales headcount during 2023 and other cost management activities.

Research and Development Expenses

Research and development expenses increased slightly or 5% for the three months ended September 30, 2023, as compared with the same period of 2022. Research and development expenses as a percentage of revenue decreased from 4% during the three months ended September 30, 2022, to 3% for the same period in 2023. The decrease was primarily due to improved cost management in 2023.

Research and development expenses decreased $58 thousand or 12% for the nine months ended September 30, 2023, as compared with the same period of 2022. Research and development expenses as a percentage of revenue decreased from 4% during the nine months ended September 30, 2022, to 3% for the same period in 2023. The decrease was primarily due to improved cost management in 2023.

Other (Expense)/Income, net

	For the three months ended September 30,		Change		For the nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%

Interest expense	$(3,845)	$(3,821)	$(24)	1%	$(12,504)	$(9,972)	$(2,532)	25%
Change in fair value of derivatives	(19,325)	5,252	(24,577)	-468%	(29,943)	16,597	(46,540)	-280%
Loss on issuance of debt	-	-	-	nm	-	(3,434)	3,434	nm
Loss on extinguishment of debt	-	(86)	86	nm	-	(297)	297	nm
Other expense	1	1	-	nm	(16)	(1)	(15)	nm
Other (expense)/income, net	$(23,169)	$1,346	$(24,515)	-1821%	$(42,463)	$2,893	$(45,356)	-1568%
nm - not meaningful

Other expense, net increased by $24.5 million to $23.2 million for the three months ended September 30, 2023, as compared to the same period for 2022. Other expense, net increased $45.4 million to $42.5 million for the nine months ended September 30, 2023, as compared to the same period for 2022. These increases were primarily due to increased convertible promissory notes and ABS Promissory Notes outstanding from the transactions executed during 2022 and 2023 and continued losses recognized for the change in fair value of warrants and their embedded conversion liabilities.

Liquidity and Capital Resources

Since inception, we have incurred losses from operations each year. As of September 30, 2023, we had an accumulated deficit of $238.3 million. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The recurring losses from operations, the events of default on our notes payable, and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubt as to our ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q. We expect to devote substantial resources for the commercialization of UltraMIST and PACE systems which will require additional capital resources to remain a going concern.

Management’s plans are to obtain additional capital in 2023 or early 2024 primarily through the closure of the Merger, which is expected to add approximately $12 million of additional capital and funding to the Company.  We could alternatively obtain capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

Statement of Cash Flows

	For the nine months ended September 30,
(in Thousands)	2023	2022
Cash flows used by operating activities	$(3,253)	$(13,176)
Cash flows (used by) provided by investing activities	$(156)	$1,022
Cash flows provided by financing activities	$3,356	$12,664

Cash used in operating activities during the nine months ended September 30, 2023, totaled $3.3 million as compared to $13.2 million in the previous period. This improvement in cash used in operations aligns with our approach to drive profitable growth and manage costs.

Cash provided by financing activities of $3.4 million for the nine months ended September 30, 2023, was primarily due to new bridge notes payable and convertible lending activities to fund operations.  Cash provided by financing activities for the nine months ended September 30, 2022, consisted primarily of $5.0 million received from our senior lender.

Critical Accounting Policies and Estimates

We have used various accounting policies to prepare the condensed consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 4 to the consolidated financial statements in Part II Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.

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

Effects of Inflation

Our assets are, to an extent, liquid in nature, they are not significantly affected by inflation. However, the rate of inflation, which has increased, affects expenses such as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2023. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

As of September 30, 2023, the Company has still identified the following material weaknesses:

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

As a result, management concluded that its internal control over reporting was not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings at September 30, 2023, see Note 13 to the condensed consolidated financial statements, which information is incorporated herein by reference.

Item 1A.	RISK FACTORS.

Except as set forth below, there have been no material changes from our risk factors as previously reported in Part I, Item 1A “Risk Factors” in our 2022 Annual Report. The following new risk factors are added:

Risks Related to the Business Combination

The Business Combination is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all.

Unless waived by the parties to the Merger Agreement, and subject to applicable law, the consummation of the Business Combination is subject to several conditions set forth in the Merger Agreement. For more information about conditions for the consummation of the Business Combination, see Item 2 – Management’s discussion and analysis and analysis of financial condition and results of operations.

The Merger Agreement includes a Minimum Cash Condition as a Condition to the consummation of the Merger, which may make it more difficult for SEP Acquisition Corp.(“SEPA”) and the Company to complete the Business Combination as contemplated.

The Merger Agreement provides that the Company’s obligation to consummate the Business Combination is conditioned on, among other things, that as of the Closing, SEPA has at least $12,000,000 (“Minimum Cash Condition Amount”) resulting from (i) proceeds that have not been redeemed in the Redemption and (ii) proceeds of the PIPE Investment (the “Minimum Cash Condition”).

Assuming SEPA Stockholders redeem the maximum amount (622,747 shares of Class A Common Stock), then SEPA will need to obtain at least $5,184,880 (or 518,488 shares of Class A Common Stock at a price of $10.00 per share) in the PIPE Investment in order to satisfy the Minimum Cash Condition. Assuming 50% redemptions of Class A Common Stock, then SEPA will need to receive at least $2,071,140 (or 207,114 shares of Class A Common Stock at a price of $10.00 per share) in the PIPE Investment in order to satisfy the Minimum Cash Condition. Assuming 25% redemptions of Class A Common Stock, then SEPA will need to receive at least $514,280 (or 51,428 shares of Class A Common Stock at a price of $10.00 per share) in the PIPE Investment in order to satisfy the Minimum Cash Condition. Assuming 10% redemptions of Class A Common Stock or no redemptions of Class A Common Stock, then SEPA will not need to raise any funds in the PIPE Investment in order to satisfy the Minimum Cash Condition.

SEPA expects to enter into subscription agreements in connection with the PIPE Investment in order to raise additional capital in an amount sufficient to ensure the Minimum Cash Condition is satisfied at Closing. However, as of the date of this filing, no commitments have been given for the proposed financing from the PIPE Investment, and there is no assurance that SEPA will enter into subscriptions for the PIPE Investment. The actual amount that SEPA raises in the PIPE Investment will depend on the number of redemptions of Class A Common Stock, market conditions, and other factors.

This condition is for the sole benefit of the Company. If such condition is not met, and such condition is not or cannot be waived under the terms of the Merger Agreement, then the Merger Agreement could terminate, and the proposed Business Combination may not be consummated.

If such condition is waived and the Business Combination is consummated with less than the Minimum Cash Condition Amount in the Trust Account, the cash held by the Combined Company (including the Company) in the aggregate, after the Closing may not be sufficient to allow the Combined Company to operate and pay Combined Company bills as they become due. Any such event in the future may negatively impact the analysis regarding the Combined Company’s ability to continue as a going concern at such time.

The ability of SEPA Stockholders to exercise Redemption Rights with respect to Class A Common Stock may prevent SEPA from completing the Business Combination or maximizing its capital structure.

SEPA does not know how many SEPA Stockholders will ultimately exercise their Redemption Rights in connection with the Business Combination. As such, the Business Combination is structured based on SEPA’s expectations (and those of other parties to the Merger Agreement) as to the amount of funds available in the Trust Account after giving effect to any Redemptions of Class A Common Stock.

It is a condition to the Company’s obligation to close the Business Combination, which may be waived by the Company, that, upon the Closing, SEPA have cash and cash equivalents, including funds remaining in the Trust Account (after giving effect to the completion and payment of the Redemption) and the proceeds of any PIPE Investment, after giving effect to the payment of SEPA’s unpaid transaction expenses and liabilities, of an amount equal to at least $12,000,000. If too many SEPA Stockholders elect to redeem their shares or the Company does not waive the condition described in the preceding sentence as a condition to the Closing and a sufficient number of PIPE Investors default upon obligations pursuant to PIPE Subscription Agreements, the proceeds from the PIPE Investment alone may be insufficient to complete the Business Combination and additional third-party financing may not be available to SEPA.

There can be no assurance that the shares of the Combined Company’s Class A Common Stock that will be issued in connection with the Business Combination will be approved for listing on the Nasdaq following the Closing, or that the Combined Company will be able to comply with the continued listing rules of Nasdaq.

In connection with the Business Combination and as a condition to the Company’s obligations to complete the Business Combination, the Combined Company will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which generally require, among other criteria, a per share price of at least $4.00 per share and a market value of at least $50,000,000. In addition to the listing requirements for the Combined Company’s Class A Common Stock, Nasdaq imposes listing standards on warrants. The Company cannot assure you that the Combined Company will be able to meet those initial listing requirements, in which case the Company will not be obligated to complete the Business Combination.

In order to continue the listing of its securities on the Nasdaq, SEPA prior to the Business Combination, and the Combined Company following the consummation of the Business Combination, must maintain certain financial, share price, and distribution levels. Generally, a listed company must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of its securities (currently 300 public shareholders). Even if the Combined Company’s Class A Common Stock is approved for listing on the Nasdaq, the Combined Company may not meet the Nasdaq continued listing requirements following the Business Combination.

The announcement of the proposed Business Combination could disrupt SANUWAVE’s relationships with its customers, suppliers, business partners and others, as well as its operating results and business generally.

Whether or not the Business Combination and related transactions are ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the Business Combination on the Company’s business include the following:
•	its employees may experience uncertainty about their future roles, which might adversely affect the Combined Company’s ability to retain and hire key personnel and other employees;
•
customers, suppliers, business partners and other parties with which the Company maintains business relationships may experience uncertainty about its future and seek alternative relationships with third parties, seek to alter their business relationships with the Company or fail to extend an existing relationship with the Company; and

•	the Company continues to expand and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Business Combination.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact the Company and, in the future, the Combined Company’s results of operations and cash available to fund its business.

The Company will be subject to contractual restrictions while the Business Combination is pending.

The Merger Agreement restricts the Company from making certain expenditures and taking other specified actions without the consent of SEPA until the Business Combination occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Business Combination.

SEPA and the Company will incur significant transaction and transition costs in connection with the Business Combination.

SEPA and the Company have both incurred and expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. SEPA and the Company may also incur additional costs to retain key employees. Certain transaction costs incurred in connection with the Merger Agreement (including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses, and costs, will be paid by the Combined Company following the Closing.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6.	EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of August 23, 2023, by and among SEP Acquisition Corp., SEP Acquisition Holdings Inc., and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 23, 2023).

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

3.10	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 20, 2020).

3.11	Certificate of Amendment of the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 5, 2021).

3.12	Certificate of Amendment of the Articles of Incorporation, dated January 31, 2023 (Incorporated by reference to Exhibit 3.12 to the Form S-1/A filed with the SEC on January 31, 2023).

4.1	Form of Asset-Backed Secured Promissory Note issued to certain purchasers, dated July 21, 2023 (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 26, 2023).

10.1	Security Agreement, dated July 21, 2023, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 26, 2023).

10.2
Subordination Agreement, dated July 21, 2023, by and among the Company, NH Expansion Credit Fund Holdings LP and certain creditors (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 26, 2023).

10.3	Side Letter, dated July 21, 2023, by and among the Company and certain purchasers (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on July 26, 2023).

10.4	Offer Letter, dated July 20, 2023, by and between the Company and Andrew Walko (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 31, 2023).

10.5
Non-Compete and Confidentiality Agreement, dated July 31, 2023, by and between the Company and Andrew Walko (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on July 31, 2023).

10.6
Form of Voting Agreement, dated as of August 23, 2023, by and among SEP Acquisition Corp., SANUWAVE Health, Inc., and the stockholder of SANUWAVE Health, Inc. party thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2023).

10.7
Sponsor Voting Agreement, dated as of August 23, 2023, by and among Mercury Sponsor Group I LLC, SEP Acquisition Corp., and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 23, 2023).

10.8	Form of Lock-Up Agreement, dated as of August 23, 2023, by and between SEP Acquisition Corp. and the stockholder of SANUWAVE Health, Inc. party thereto (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on August 23, 2023).

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: November 9, 2023	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: November 9, 2023	By:	/s/ Toni Rinow
Toni Rinow
Chief Financial Officer (Principal Financial and Accounting Officer)