Form 10-K
period 2023-12-31
SANUWAVE Health, Inc.
filed 2024-03-21
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

(952) 656-1029
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such file). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% stockholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $7.7 million.

As of March 20, 2024, there were issued and outstanding 1,140,559,527 shares of the registrant’s common stock.

SANUWAVE Health, Inc.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE” or the “Company”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: our proposed business combination with Sep Acquisition Corp., results of operations, liquidity, and operations, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST® and PACE®, success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or the cost of our products; timing of clinical studies and any eventual U.S. Food and Drug Administration (FDA) approval of new products and new uses of our current products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in the Company’s subsequent Securities and Exchange Commission (the “SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements.

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

The UltraMIST system provides, through a fluid mist, low-frequency, non-contact, and pain free ultrasound energy deep inside the wound bed that promotes healing from within. The ultrasound acoustic waves promote healing by reducing inflammation and bacteria in the wound bed, while also increasing the growth of new blood vessels to the area. The UltraMIST system treatment must be administered by a healthcare professional. This proprietary technology has been cleared by the FDA for the promotion of wound healing through wound cleansing and maintenance debridement combined with ultrasound energy deposited inside the wound that stimulated tissue regeneration. The UltraMIST System is cleared for marketing in the U.S. by the FDA (K140782) but is not approved/cleared/licensed in any other jurisdiction.

The PACE systems use acoustic pressure shockwaves generated by the Company’s Pulsed Acoustic Cellular Expression (PACE) technology to converge at precise selected targets to produce an extremely short duration compression burst. The precise targeting of tissue with PACE® technology provides healthcare professionals with a tool to positively influence cellular form and function, which can result in pain relief, improved circulation, and tissue regeneration. The PACE® system treatment must be administered by a healthcare professional. The PACE® line of products is marketed in various jurisdictions:

•
The dermaPACE® System was determined to be a Class II device by the FDA under the generic name extracorporeal shock wave device for treatment of chronic wounds per De Novo filing/order DEN160037. As a result of this order, we were immediately able to market dermaPACE as described in the De Novo request subject to the general control provisions of the Federal Food, Drug, and Cosmetic Act and the special controls identified in the order. Besides having permission to market in the U.S., dermaPACE is licensed for distribution and sale in the following jurisdictions: the European Union (CE Mark), Canada, Brazil, Egypt, Singapore and the United Arab Emirates.

•
Profile by SANUWAVE System is marketed only within the U.S. and is listed as a Class I device with the FDA (listing number D065463). Profile by SANUWAVE System is not approved/cleared/licensed in any other jurisdiction.

•	The orthoPACE® System is not marketed in the U.S. It is marketed in the European Union (CE Mark) and licensed for sale/distribution in South Korea and Taiwan.

Our portfolio of wound treatment solutions provides patients with noninvasive technology that boosts the body’s normal healing and tissue regeneration processes. The Company is marketing its UltraMIST and PACE systems for usage primarily in the United States.

Regarding the non-contact and non-thermal low frequency ultrasound UltraMIST system, the Company is focused on the following:

•	Growth and expansion of sales across the United States
•	Improvement of the functionality and ease-of-use for both medical personnel and patients
•
Identifying and qualifying antibacterial and anti-biofilm solutions to replace the saline solution used to produce the mist used by this system to conduct the ultrasound toward its target, which, the Company believes would make the system more effective in treating bacterial infections associated with skin conditions

•	The design of new applicators capable of treating large skin conditions, for improved efficiency in such cases.

The Company is focused on further developing our PACE proprietary technology to activate healing in:

•	Acute and chronic wound conditions, including diabetic foot ulcers, venous and arterial ulcers, pressure sores, burns and other skin eruption conditions;
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

Pursuant to the terms of the Merger Agreement, the holders of (i) Company common stock, (ii) in the money options to purchase Company common stock, (iii) in the money warrants to purchase Company common stock, and (iv) convertible promissory notes, collectively will be entitled to receive 7,793,000 shares of Class A Common Stock of SEPA. Out-of-the-money options and out-of-the-money warrants will be assumed by SEPA and converted into options or warrants, respectively, exercisable for shares of Class A Common Stock based on the Conversion Ratio; however, such out-of-the-money options and out-of-the-money warrants shall not be reserved for issuance from the Merger Consideration.

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

•
SEPA having at the Closing, at least $12,000,000 in cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions) and the proceeds of any private placement in SEPA.

As of the date of this Annual Report on Form 10-K, the holders of approximately 95% of our outstanding warrants covered by the preceding covenant and 100% of our outstanding convertible notes covered by the preceding covenant have committed to exchange such warrants and convertible notes for an aggregate of 1,217,222,186 shares and 219,841,980 shares, respectively, of our common stock immediately prior to the Closing.

On February 21, 2024, we held a special meeting of holders of the Company’s common stock where the Merger Agreement and the transactions contemplated thereby (the “Business Combination”) was approved by a majority vote.

In February 2024, the Company amended the Merger Agreement to extend the date after which the Company or SEPA, in its discretion, can elect to terminate the Merger Agreement if any of the conditions to closing of the other party have not been met or waived, from February 28, 2024 to April 30, 2024.

UltraMIST - Ultrasound Healing Therapy

UltraMIST is an FDA approved powerful, non-contact, non-thermal ultrasound therapy system used to promote healing in a wide range of wound types. The system never touches the wound surface making it pain free.  UltraMIST promotes wound healing below the skin surface by modulating cell membranes to drive increased blood flow and capillary formation. It also reduces and removes a wide range of bacteria, including biofilms, while preserving healthy structures. UltraMIST is FDA approved to treat malaises such as diabetic foot ulcers, pressure ulcers, venous leg ulcers, deep tissue pressure injuries, and surgical wounds.

PACE Technology for Regenerative Medicine

Our PACE system candidates, including our dermaPACE System, deliver high-energy acoustic pressure shockwaves to produce compressive and tensile stresses on cells and tissue structures. These mechanical stresses at the cellular level have been shown in pre-clinical work to promote angiogenic and positive modulated inflammatory responses, and quickly initiate the healing cascade. This has been shown in pre-clinical work to result in microcirculatory improvement, including increased perfusion and blood vessel widening, the production of angiogenic growth factors, enhanced new blood vessel formation (angiogenesis) and the subsequent regeneration of tissue such as skin, musculoskeletal and vascular structures. PACE procedures trigger the initiation of an accelerated and modulated inflammatory response that speeds wounds into proliferation phases of healing and subsequently returns a chronic condition to an acute condition to help reinitiate the body’s own healing response. The Company believes our PACE technology is well suited for various applications due to its activation of a broad spectrum of cellular events critical for the initiation and progression of healing.

dermaPACE

The Company is focused on the development of products that treat unmet medical needs in large market opportunities. Our FDA approval in the United States for our, dermaPACE system is the first step in providing an option to a currently unmet need in the treatment of diabetic foot ulcers. Diabetes is common, disabling, and deadly. In the United States, diabetes has reached epidemic proportions. Based on our research, foot ulcerations are one of the leading causes of hospitalization in diabetic patients and lead to billions of dollars in health care expenditures annually. dermaPACE is noninvasive and does not require anesthesia, making it a cost-effective, time-efficient, and painless approach to wound care. The dermaPACE’s noninvasive treatments are designed to produce the body’s own healing response and followed by simple standard of care dressing changes, are designed to allow for limited disruption to the patients’ normal lives and have no effect on mobility while their wounds heal.

The dermaPACE has received the European CE Mark approval to treat acute and chronic defects of the skin and subcutaneous soft tissue, such as in the treatment of pressure ulcers, diabetic foot ulcers, burns, and traumatic and surgical wounds. The dermaPACE is also licensed for sale in Canada, Australia, New Zealand and South Korea. Additionally, our joint venture partner in Brazil, Diversa SA, received approval from the Brazilian Agência Nacional de Vigilância Sanitária (“National Health Surveillance Agency” or “ANVISA”) to market dermaPACE to treat diabetic foot ulcers in Brazil.

Profile

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

Strategy

Our strategy is focused on the commercialization of our patented, non-invasive, and biological response-activating medical systems for the repair and regeneration of skin, musculoskeletal tissue, and vascular structures. Our wound care portfolio of regenerative medicine products help restore the body's normal healing processes, by activating biologic signaling and angiogenic responses.

The key elements of our strategy include the following:

•	Commercialize and support the domestic distribution of our UltraMIST and PACE systems to treat wounds;
•	Reduce and normalize operating costs to support growth;
•	Develop and commercialize our noninvasive biological response activating devices in the regenerative medicine area for the treatment of skin, musculoskeletal tissue, and vascular structures.

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

The Company is party to a manufacturing supply agreement with Dynamic Group in Ramsey, MN, covering the applicator component of our products. Our applicators are manufactured in accordance with applicable quality standards and applicable industry and regulatory standards. Dynamic Group produces the applicators and applicator kits for our products.

The Company is party to a manufacturing supply agreement with Swisstronics Contract Manufacturing AG in Switzerland, a division of Cicor Technologies Ltd., covering the generator box component of our products. Our generator boxes are manufactured in accordance with applicable quality standards and applicable industry and regulatory standards. Swisstronics produces the applicators and applicator kits for our products. In addition, the Company programs and loads software for both the generator boxes and applicators and performs the final product testing and certifications internally.

Our facility in Eden Prairie, MN consists of 8,199 square feet and provides office, product development, quality control, and warehouse space. It is an FDA registered facility and is International Organization for Standardization (ISO) 13485:2016 certified.

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our products,  technology, and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing upon our proprietary rights. The Company seeks to protect our proprietary position by, among other methods, filing United States and selected foreign patent applications and United States and selected foreign trademark applications related to our proprietary technology, inventions, products, and improvements that are important to the development of our business. Effective trademark, service mark, copyright, patent, and trade secret protection may not be available in every country in which our products are made available. The protection of our intellectual property may require the expenditure of significant financial and managerial resources.

Patents

The Company considers the protection afforded by patents important to our business. The Company intends to seek and maintain patent protection in the United States and select foreign countries, where deemed appropriate for products that the Company develops. In general, our patents are effective, ranging from 6 months to 16 years.  There are no assurances that any patents will result from our patent applications, or that any patents that may be issued will protect our intellectual property, or that any issued patents or pending applications will not be successfully challenged, including as to ownership and/or validity, by third parties. In addition, if the Company does not avoid infringement of the intellectual property rights of others, the Company may have to seek a license to sell our products, defend an infringement action or challenge the validity of intellectual property in court. Any current or future challenges to our patent rights, or challenges by us to the patent rights of others, could be expensive and time consuming.

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

In August 2005, we entered into a license agreement with HealthTronics Inc. (“HealthTronics”) in connection with our acquisition of certain assets and intellectual property relating to orthopedic, tendinopathy, skin wounds, cardiac, dental, neural medical conditions and to all conditions in animals (the “Ortho Field”) from HealthTronics. The majority of the intellectual property licensed from HealthTronics was associated with the construction of shockwave devices, indications for orthopedic treatments, and wound care. These patents and patent applications have either expired or were not pursued in our portfolio.

Under our license to HealthTronics, Inc., we reserved exclusive rights in our purchased portfolio as to the Ortho Field. HealthTronics received field-exclusive and sublicensable rights under the purchased portfolio as to (1) certain HealthTronics lithotripsy devices in all fields other than the Ortho Field, and (2) all products in the treatment of renal, ureteral, gall stones and other urological conditions (the “Litho Field”). HealthTronics also received non-exclusive and non-sublicensable rights in the purchased portfolio as to any products in all fields other than the Ortho Field and Litho Field.

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

In August 2020, we entered into an asset purchase agreement with Celularity Inc. (“Celularity”), pursuant to which we acquired all of Celularity’s assets related to the MIST Therapy System and UltraMIST System, including all intellectual property and trademarks related to MIST and UltraMIST. These assets are for use in low frequency and non-contact ultrasound to treat wounds.

In August 2020, we entered into a License and Marketing Agreement with Celularity, pursuant to which we were granted an exclusive, royalty-bearing license to commercialize Biovance, a minimally processed human amniotic membrane, and Interfyl, a human connective tissue matrix, for the care and treatment of acute and chronic wounds performed in an operating room setting for worldwide commercialization, excluding the Asia Pacific region.

Under the terms of the agreement, Celularity was to provide Biovance and Interfyl product to us for commercialization in exchange for a quarterly license fee payment. In May 2021, we received notification of non-compliance with the terms of the agreement due to alleged non-payment of the quarterly license fee. Pursuant to the notification, we ceased commercialization of the licensed products and have not resumed commercialization.

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

Our patents directed to our material technologies and products are detailed in the tables below:

Shockwave Patent Portfolio – Devices Section

Patent #/ Application #	Title	Expiration Date	Jurisdiction
US 7,867,178	Apparatus for generating shock waves with piezoelectric fibers integrated in a composite	Sep 29, 2027	USA
US 8,088,073	Device for the application of acoustic shock waves	Jun 23, 2025	USA
US 8,092,401	Method and apparatus for producing shock waves for medical applications	Feb 21, 2027	USA
US 8,556,813	Extracorporeal pressure shock wave device	Sept 12, 2031	USA
US 8,961,441	Medical treatment system including an ancillary medical treatment apparatus with an associated data storage medium	March 13, 2032	USA
US 9,161,768	Extracorporeal pressure shock wave devices with reversed applicators and methods for using these devices	Aug 16, 2030	USA

Patent #/ Application #	Title	Expiration Date	Jurisdiction
US 9,198,825	Increase electrode life in devices used for extracorporeal shockwave therapy (ESWT)	Aug 24, 2033	USA
US 9,522,011	Shock wave applicator with movable electrode	July 8, 2030	USA
US 9,566,209	Shock wave electrodes with fluid holes	June 21, 2033	USA
US 10,058,340	Extracorporeal pressure shock wave devices with multiple reflectors and methods for using these devices	Nov 9, 2033	USA

US 10,769,249	Distributor product programming system	Feb 24, 2038	USA
US 11,666,348	Intracorporeal expandable shock wave reflector	July 8, 2030	USA
US 11,925,366	Catheter with multiple shock wave generators	July 8, 2030	USA
EP 2451422	Usage of extracorporeal and intracorporeal pressure shock waves in medicine	July 8, 2030	Great Britain, France, Germany, Italy and Spain
KR 10-2255975	Distributor product programming system	May 25, 2038 (app.)	South Korea

Shockwave Patent Portfolio – Indications for Medical Section

Patent #/ Application #	Title	Expiration Date	Jurisdiction
US 8,343,420	Methods and devices for cleaning and sterilization with shock waves	July 2, 2031	USA
US 8,728,809	Use of pressure waves for stimulation, proliferation, differentiation and post-implantation viability of stem cells	August 25, 2031	USA
US 9,119,888	Methods for cleaning and sterilization of implant tissue ex vivo with shock waves	Sept 17, 2030	USA
US 10,238,405	Blood vessel treatment with intracorporeal pressure shock waves	Jan 19, 2032	USA
US 10,569,106	Tissue disinfection with acoustic pressure shock waves	Sep 28, 2038	USA
US 10,639,051	Occlusion and clot treatment with intracorporeal pressure shock waves	Sep 29, 2031	USA
US 10,888,715	Acoustic pressure shock waves used for personalized medical treatment of tissue conditions	May 12, 2039	USA
US 11,684,806	Infected Prosthesis and Implant Treatment with Acoustic Pressure Shock Waves	July 22, 2037	USA
US 11,771,781	Reprocessing of contaminated reusable devices with direct contact of pressure waves	May 6, 2041	USA
EP 3117784	Usage of intracorporeal pressure shock waves in medicine	July 8, 2030	Great Britain, France, Germany, Italy, Spain, Finland, Belgium, Denmark, Ireland, the Netherlands, Norway, and Sweden
AU 2016250668	Tissue disinfection with acoustic pressure shock waves	March 22, 2036	Australia
EP 3461438	Combined intracorporeal and extracorporeal shock wave treatment system	July 8, 2030	Great Britain, France, Germany, and the Netherlands

Patent #/ Application #	Title	Expiration Date	Jurisdiction
EP 3285661	Tissue disinfection with acoustic pressure shock waves	April 22, 2036	Great Britain, France, Germany, Ireland, and the Netherlands

AU 2017387130	Acoustic pressure shock waves used for personalized medical treatment of tissue conditions	Dec 29, 2037	Australia
IL 267661	Acoustic pressure shock waves used for personalized medical treatment of tissue conditions	Dec 29, 2037 (app.)	Israel
BR 112017022768	Tissue disinfection with acoustic pressure shock waves	April 22, 2036	Brazil

Ultrasound Patents – UltraMIST Patent Portfolio

Patent #/ Application #	Title	Expiration Date	Jurisdiction
US 7,713,218	Removable applicator nozzle for ultrasound wound therapy device	May 6, 2028	USA
US 7,785,277	Removable applicator nozzle for ultrasound wound therapy device	Jun 27, 2025	USA
US 7,914,470	Ultrasonic method and device for wound treatment	June 27, 2023	USA
US 8,491,521	Removable multi-channel applicator nozzle	May 3, 2028	USA
US 11,224,767	Systems and methods for producing and delivering ultrasonic therapies for wound treatment and healing	Nov 18, 2034	USA
US 11,331,520	Systems and methods for producing and delivering ultrasonic therapies for wound treatment and healing	Sept 7, 2035	USA
US D733,319	Ultrasonic treatment wand (Design patent)	June 30, 2029	USA
US D733,321	Ultrasonic treatment device (Design patent)	June 30, 2029	USA
IN 228689	Ultrasonic method and device for wound treatment	April 5, 2024	India
HK 1119926	Removable applicator nozzle for ultrasound wound therapy device	June 23, 2026	Hong Kong
CA 2,463,600	Device and method for ultrasound wound debridement	Aug 4, 2023	Canada
CA 2,521,117	Ultrasonic method and device for wound treatment	April 5, 2024	Canada
CA 2,931,612	Systems and methods for producing and delivering ultrasonic therapies for wound treatment and healing	Nov 18, 2034	Canada
EP 1893104	Removable applicator nozzle for ultrasound wound therapy device	July 8, 2026	Belgium, France, Germany, Ireland, and Great Britain
AU 2021201720	Systems and methods for producing and delivering ultrasonic therapies for wound treatment and healing	Nov 18, 2034	Australia

Trademarks

Since other products on the market compete with our products, the Company believes that our product brand names are an important factor in establishing and maintaining brand recognition.

The Company has the following trademark registrations: SANUWAVE® (United States, European Community, Canada, Japan, Switzerland, United Kingdom, Taiwan and under the Madrid Protocol), dermaPACE® (United States, European Community, Japan, South Korea, Switzerland, Taiwan, Canada, China, Brazil, Mexico, and under the Madrid Protocol), angioPACE® (European Community and United Kingdom), PACE® - Pulsed Acoustic Cellular Expression (United States, European Community, China, Hong Kong, Singapore, Switzerland, Taiwan, and Canada), orthoPACE® (United States, United Kingdom, and European Community), DAP® - Diffused Acoustic Pressure (United States and European Community), Profile® (United States, European Community, and United Kingdom) Energy First® (United States), Healing Today, Curing Tomorrow® (United States), and UltraMIST® (United States).

Through the acquisition of UltraMIST®/MIST assets from Celularity Inc., the Company is the owner of the Celleration® (United States, Australia, Europe Community, and Japan), Proven Healing® (Madrid Protocol, European Community, and United Kingdom), MIST Ultrasound Healing Therapy & Design® (United States), MIST® (United States), MIST Therapy® (United States), and MIST & Design® (United States) registered trademarks.

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

Regulatory Matters

FDA Regulation

Each of our products must be approved or cleared by the FDA before it is marketed in the United States. Before and after approval or clearance in the United States, our products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and pharmaceutical products.

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

The FDA has determined that our technology and products constitute “medical devices.” The FDA determines what center or centers within the FDA will review the product and its indication for use and determines under what legal authority the product will be reviewed. For the current indications, our products are being reviewed by the Center for Devices and Radiological Health. However, the Company cannot be sure that the FDA will not select a different center and/or legal authority for one or more of our other product candidates, in which case the governmental review requirements could vary in some respects.

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

Each of our products require FDA authorization prior to marketing, by means of either a 510(k) clearance or a PMA approval. To request marketing authorization by means of a 510(k) clearance, the Company must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to another legally marketed medical device, has the same intended use, and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than does a legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information, and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues a clearance letter finding substantial equivalence. After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, would require a PMA. If the FDA determines that the product does not qualify for 510(k) clearance, then a company must submit, and the FDA must approve, a PMA before marketing can begin.

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

The CPT code for UltraMIST is 97610. This Category 1 code describes a system used in wound care that uses low frequency ultrasonic energy to atomize a liquid and deliver continuous low frequency ultrasound to the wound bed. The CPT codes for the dermaPACE System using extracorporeal shock wave technology to treat diabetic foot ulcers are 0512T and 0513T. The codes 0512T and 0513T are for extracorporeal shock wave for integumentary wound healing, including topical application and dressing and high energy extracorporeal shockwave therapy for integumentary wound healing. While these are Category 3 codes because the dermaPACE System is considered experimental by the Centers for Medicare & Medicaid Services, this designation does not preclude billing and obtaining payment. Instead, claims are reviewed on an individual basis.

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

Employees

As of December 31, 2023, we had a total of 31 full time employees in the United States. Of these, five were engaged in research and development which includes clinical, regulatory, and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Corporate Information

We were formed as a Nevada corporation in 2004. Our corporate headquarters address 11495 Valleyview Road, Eden Prairie, MN 55344, and our main telephone number is (800) 545-8810 or (952) 656-1029.

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

Unless waived by the parties to the Merger Agreement, and subject to applicable law, the consummation of the Business Combination is subject to several conditions set forth in the Merger Agreement. For more information about conditions for the consummation of the Business Combination, see Part II Item 5 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Merger Agreement includes a Minimum Cash Condition as a condition to the consummation of the Merger, which may make it more difficult for SEP Acquisition Corp.(“SEPA”) and the Company to complete the Business Combination as contemplated.

The Merger Agreement provides that the Company’s obligation to consummate the Business Combination is conditioned on, among other things, that as of the Closing, SEPA has at least $12,000,000 (“Minimum Cash Condition Amount”) resulting from (i) proceeds that have not been redeemed in the Redemption and (ii) proceeds of the private placement in SEPA (the “PIPE Investment").

Because SEPA Stockholders elected to redeem  495,067 shares of Class A Common Stock, in connection with the Business Combination, then SEPA will need to obtain  PIPE Investment in order to satisfy the Minimum Cash Condition.

As of the date of this filing, no commitments have been given for the proposed financing from the PIPE Investment, and there is no assurance that SEPA will enter into subscriptions for the PIPE Investment. The actual amount that SEPA raises in the PIPE Investment, if any, will depend on market conditions and other factors.

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

There can be no assurance that the shares of the Combined Company’s Class A Common Stock that will be issued in connection with the Business Combination will be approved for listing on Nasdaq, or another U.S national exchange, following the Closing, or that the Combined Company will be able to comply with the continued listing rules of Nasdaq, or another U.S. national exchange.

In connection with the Business Combination and as a condition to the Company’s obligations to complete the Business Combination, the Combined Company will be required to demonstrate compliance with Nasdaq’s initial listing requirements. The Company and SEPA cannot assure you that the Combined Company will be able to meet those initial listing requirements or qualify to list on another national securities exchange. Even if the Combined Company’s Class A Common Stock is approved for listing on Nasdaq, the Combined Company may not meet the Nasdaq continued listing requirements following the Business Combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because SEPA’s Units, Class A Common Stock, and warrants are listed on Nasdaq, SEPA’s Units, Class A Common Stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of SEPA’s securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if SEPA was no longer listed on Nasdaq, SEPA’s securities would not qualify as covered securities under the statute and SEPA would be subject to regulation in each state in which SEPA offers its securities.

The announcement of the proposed Business Combination could disrupt the Company’s relationships with its customers, suppliers, business partners and others, as well as its operating results and business generally.

Whether or not the Business Combination and related transactions are ultimately consummated, as a result of uncertainty related to the proposed transactions, risks relating to the impact of the announcement of the Business Combination on the Company’s business include the following:

•	its employees may experience uncertainty about their future roles, which might adversely affect the Combined Company’s ability to retain and hire key personnel and other employees;
•
customers, suppliers, business partners and other parties with which we maintain business relationships may experience uncertainty about its future and seek alternative relationships with third parties, seek to alter their business relationships with us or fail to extend an existing relationship with the Company; and

•	The Company has expended and will continue to expend significant costs, fees and expenses for professional services and transaction costs in connection with the proposed Business Combination.

If any of the aforementioned risks were to materialize, they could lead to significant costs which may impact the Company and, in the future, the Combined Company’s results of operations and cash available to fund its business.

We will be subject to contractual restrictions while the Business Combination is pending.

The Merger Agreement restricts the Company from making certain expenditures and taking other specified actions without the consent of SEPA until the Business Combination occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Business Combination.

The Company and SEPA will incur significant transaction and transition costs in connection with the Business Combination.

The Company and SEPA have both incurred and expect to incur significant, non-recurring costs in connection with consummating the Business Combination and following the consummation of the Business Combination. The Company and SEPA may also incur additional costs to retain key employees. Certain transaction costs incurred in connection with the Merger Agreement (including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses, and costs, will be paid by the Combined Company following the Closing.

If the Business Combination does not meet the expectations of investors or securities analysts, the market price of SEPA’s securities (prior to the Closing), or the market price of the Combined Company’s Class A Common Stock after the Closing, may decline.

If the Business Combination does not meet the expectations of investors or securities analysts, the market price of SEPA’s securities prior to the Closing may decline. The market values of SEPA’s securities at the time of the Business Combination may vary significantly from their prices on the date the Merger Agreement was executed, or the date the Company’s Stockholders voted on the Business Combination. Because the number of shares to be issued pursuant to the Merger Agreement will not be adjusted to reflect any changes in the market price of SEPA’s Class A Common Stock, the market value of Class A Common Stock issued in connection with the Business Combination may be higher or lower than the values of these shares on earlier dates.

In addition, following the Business Combination, fluctuations in the price of securities of the Combined Company could contribute to the loss of all or part of your investment. The valuation ascribed to the Company in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for SEPA’s securities develops and continues, the trading price of the securities of the Combined Company following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Combined Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Combined Company’s securities and the Combined Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Combined Company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the securities of the Combined Company after the Closing may include:

•
the Combined Company may be required to raise additional funds to finance operations and the Combined Company may not be able to do so, and/or the terms of any financings may not be advantageous to the Combined Company;

•	The Company has a history of losses, and the Combined Company may continue to incur losses and may not achieve or maintain profitability;

•
the medical device/therapeutic product industries are highly competitive and subject to rapid technological change, so if the Combined Company’s competitors are better able to develop and market products that are safer and more effective than any products the Combined Company may develop, the Combined Company’s commercial opportunities will be reduced or eliminated;

•
if the Combined Company’s products and product candidates do not gain market acceptance among physicians, patients and the medical community, the Combined Company may be unable to generate significant revenues, if any;

•	any product candidates of the Combined Company may not be developed or commercialized successfully;

•
the Combined Company may not successfully establish and maintain licensing and/or partnership arrangements for technology for non-medical uses, which could adversely affect the Combined Company’s ability to develop and commercialize non-medical technology;

•
The Company’s product component materials are only produced by a single supplier for such product component. If the Combined Company is unable to obtain product component materials and other products from our suppliers that the Combined Company will depend on for operations, or find suitable replacement suppliers, the Combined Company’s ability to deliver products to market will likely be impeded, which could have a material adverse effect on the Combined Company;

•
we currently sell products through distributors and partners whose sales account for the majority of revenues and accounts receivable. The Combined Company’s business and results of operations could be adversely affected by any business disruptions or credit, or other financial difficulties experienced by such distributors or partners;

•	the Combined Company faces an inherent risk of liability if the use or misuse of product candidates results in personal injury or death;

•
actual or anticipated fluctuations in the Combined Company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the Combined Company may negatively impact the trading price of the Combined Company’s securities;

•	the Combined Company will be dependent on information technology and the Combined Company’s systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage;

•
the Combined Company will generate a portion of revenue internationally and the Combined Company will be subject to various risks relating to international activities which could adversely affect operating results;

•	results of Combined Company clinical trials may be insufficient to obtain regulatory approval for any new product candidates;

•	the Combined Company will be subject to extensive governmental regulation, including the requirement of FDA approval or clearance, before any new product candidates may be marketed;

•	regulatory approval of the Combined Company’s product candidates may be withdrawn at any time;

•	federal regulatory reforms may adversely affect the Combined Company’s ability to sell products profitably;

•	failure to obtain regulatory approval in foreign jurisdictions may prevent the Combined Company from marketing products abroad;

•
if the Combined Company fails to obtain an adequate level of reimbursement for approved products by third party payers, there may be no commercially viable markets for approved products, or the markets may be much smaller than expected;

•	uncertainty surrounding and future changes to healthcare law in the United States may have a material adverse effect on the Combined Company;

•
if the Combined Company fails to comply with the United States Federal Anti-Kickback Statute, False Claims Act and similar state laws, the Combined Company could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on the business and results of operations;

•
if the Combined Company fails to comply with the HIPAA Privacy, Security and Breach Notification Regulations, as such rules become applicable to the Combined Company’s business, it may increase operational costs;

•	the Combined Company will face periodic reviews and billing audits from governmental and private payors and these audits could have adverse results that may negatively impact the business;

•
product quality or performance issues may be discovered through ongoing regulation by the FDA and by comparable international agencies, as well as through the Combined Company’s internal standard quality process;

•	the use of hazardous materials in Combined Company operation may subject the Combined Company to environmental claims or liability;

•
the protection of the Combined Company’s intellectual property will be critical to the Combined Company’s success and any failure on the Combined Company’s part to adequately protect those rights could materially adversely affect the business;

•	patent applications owned by or licensed to the Combined Company may not result in issued patents, and competitors may commercialize discoveries the Combined Company attempts to patent;

•	the Combined Company’s patents may not be valid or enforceable and may be challenged by third parties;

•	issued patents and patent licenses may not provide the Combined Company with any competitive advantage or provide meaningful protection against competitors;

•	the ability to market the products the Combined Company develops is subject to the intellectual property rights of third parties;

•	changes in the market’s expectations about the Combined Company’s operating results;

•	success of competitors of the Combined Company;

•	the Combined Company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by any securities analysts that may cover the Combined Company or the industries in which the Combined Company operates in general;

•	operating and stock price performance of other companies that investors deem comparable to the Combined Company;

•	changes in laws and regulations affecting the Combined Company’s business;

•	commencement of, or involvement in, litigation involving the Combined Company;

•	changes in the Combined Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;

•	the volume of shares of Class A Common Stock available for public sale by the Combined Company;

•	any major change in the post-Closing board of directors or management of the Combined Company;

•	sales of substantial amounts of Common Stock by directors, executive officers or significant stockholders of the Combined Company, or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, pandemics, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of securities, irrespective of a company’s operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Combined Company’s securities, may not be predictable. A loss of investor confidence in the market for the stock of other companies that investors perceive to be similar to the Combined Company could depress the Combined Company’s stock price regardless of its business, prospects, financial conditions, or results of operations. A decline in the market price of the Combined Company’s securities also could adversely affect the Combined Company’s ability to issue additional securities and to obtain additional financing in the future.

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

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of UltraMIST and PACE which will require additional capital resources. We incurred a net loss of $25.8 million and $10.3 million for the years ended December 31, 2023, and 2022, respectively. The operating losses and the events of default on the Company’s notes payable indicate substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the filing of this Annual Report Form 10-K.

The Company is currently in default under the Senior Secured Note Payable issued to NH Expansion Credit Fund Holdings L.P. (“North Haven Expansion”) in August 2020 in the total principal amount of $15.0 million (the “Senior Secured Note”), the Convertible Promissory Note issued to Celularity Inc. (“Celularity”) in August 2020 in the total principal amount of $4.0 million (the “Celularity Note”), and the Convertible Promissory Note issued to HealthTronics, Inc. (“HealthTronics”) in August 2020 in the total principal amount of $1.4 million (the “HealthTronics Note”) and, as a result, is accruing interest at the default interest rate of an incremental 5% on the Senior Secured Note and the Celularity Note and an incremental 2% on the HealthTronics Note. The existing defaults under the Celularity Note and the HealthTronics Note relate to SANUWAVE’s failure to make required payments, and the existing defaults under the Senior Secured Note relate to (i) SANUWAVE’s failure to maintain minimum liquidity of $5.0 million and (ii) SANUWAVE’s defaults under the Celularity Note and HealthTronics Note.

While the Celularity Note and the HealthTronics Note have already matured, and thus all amounts thereunder are already due and payable, if the Company does not regain compliance with the terms of the Senior Secured Note by April 30, 2024, North Haven Expansion will have the right to declare all obligations under the Senior Secured Note to be immediately due and payable. We expect to regain compliance with the terms of the Senior Secured Note upon the Closing of the Merger.

On October 31, 2023, the Company entered into a letter agreement with HealthTronics, pursuant to which we agreed to pay HealthTronics the remaining unpaid principal amount of $1.4 million under the HealthTronics Note by the earlier of the Closing or March 31, 2024 in exchange for HealthTronics’ agreement to release all claims against the Company related to the HealthTronics Note.

Management’s plans are to obtain additional capital in early 2024, primarily through closing the Merger Agreement. The Company could also obtain additional capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. However, because of our private placements in May 2023, December 2023 and January 2024 of Future Advance Convertible Promissory Notes and Common Stock Purchase Warrants, we are currently prohibited from incurring or guaranteeing most kinds of debt issued by public or private investors. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders. In addition, there can be no assurances that the Company’s plans to obtain additional capital will be successful on the terms or timeline it expects, or at all. If these efforts are unsuccessful, the Company may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
•
The Company has failed to design and implement controls around all accounting and IT processes and procedures and, as such, we believe that all its accounting and IT processes need to be re-designed and tested for operating effectiveness.

We are taking certain measures to remediate these material weaknesses described above as described in Part II, Item 9A of this Annual Report on Form 10-K; however, such material weaknesses had not been remediated as of December 31, 2023. In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures were ineffective as of December 31, 2023. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds received from sales of our capital stock, the issuance of promissory notes and convertible promissory notes, the issuance of notes payable to related parties, and product sales. We will seek to obtain additional funds in the future either through equity or debt financings or through strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternative business opportunities that may be available to us. In addition, because of our private placements in May 2023, December 2023, and January 2024, we are currently prohibited from incurring or guaranteeing most kinds of debt issued by public or private investors, which further constrains our options to raise capital. If we can raise additional funds by issuing debt securities, these debt securities could impose significant additional restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material adverse effect on our business, financial condition, and results of operations, or threaten our ability to continue as a going concern.

A variety of factors could impact our need to raise additional capital, the timing of any required financing and the amount of such financings. Factors that may cause our future capital requirements to be greater than anticipated or could accelerate our need for funds include, without limitation:

•	unanticipated expenditures in research and development or manufacturing activities;
•	unanticipated expenditures in the acquisition and defense of intellectual property rights;
•	the failure to develop strategic alliances for the marketing of some of our products;
•	unforeseen changes in healthcare reimbursement for procedures using any of our approved products;
•	inability to train a sufficient number of physicians to create a demand for any of our approved products;
•	lack of financial resources to adequately support our operations;
•	difficulties in maintaining commercial scale manufacturing capacity and capability;
•	unforeseen problems with our third-party manufacturers, service providers or specialty suppliers of certain raw materials;
•	unanticipated difficulties in operating in international markets;
•	unanticipated financial resources needed to respond to technological changes and increased competition;
•	unforeseen problems in attracting and retaining qualified personnel;
•	the impact of changes in U.S. health care law and policy on our operations;
•	enactment of new legislation or administrative regulations;
•	the application to our business of new court decisions and regulatory interpretations;
•	claims that might be brought in excess of our insurance coverage;
•	delays in timing of receipt of required regulatory approvals;
•	the failure to comply with regulatory guidelines; and
•	the uncertainty in industry demand and patient wellness behavior.

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

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products. We face competition from established medical device, pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies, and private and public research institutions in the United States and abroad. Many of our principal competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements, or mergers with, or acquisitions by, large and established companies, or through the development of novel products and technologies. The industry in which we operate has undergone, and we expect it to continue to undergo rapid and significant technological change, and we expect competition to intensify as technological advances are made.

Many of our product component materials are only produced by a single supplier for such product component. If we are unable to obtain product component materials and other products from our suppliers that we depend on for our operations, or find suitable replacement suppliers, our ability to deliver our products to market will likely be impeded, which could have a material adverse effect on us.

We depend on suppliers for product component materials and other components that are subject to stringent regulatory requirements. Many of our product component materials are only produced by a single supplier for such product components. While we believe that alternative manufacturers and suppliers offering similar components are available on an as-needed basis and could be engaged in a reasonable period of time, there can be no assurance that the loss of these suppliers will not result in a disruption to our production. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors. In addition, some of our suppliers have been and will continue to be affected by supply chain problems resulting from the pandemic. Certain of our suppliers must be approved by regulatory authorities, which could delay our efforts to establish additional or replacement suppliers for these materials.

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

On February 13, 2018, we entered into an Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs with Premier Shockwave Wound Care, Inc. (“PSWC”) and Premier Shockwave, Inc., each of which is owned by a member of the Company’s board of directors and an existing stockholder of the Company. Among other terms, the agreement contains provisions whereby in the event of a change of control of the Company (as defined in the agreement), the stockholders of PSWC have the right and option to cause the Company to purchase all of the stock of PSWC, and whereby the Company has the right and option to purchase all issued and outstanding shares of PSWC, in each case based upon certain defined purchase price provisions and other terms. While the agreement was amended effective November 1, 2023, to specify that the Business Combination does not constitute a change of control, such provision may have the effect of delaying or deterring any other change in control of the Company, and as a result could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. In addition, in the event we do experience a change of control (other than the Business Combination), such provision may cause dilution of our existing stockholders if PSWC exercises its option to require the Company to purchase all issued and outstanding shares of PSWC and the Company finances some or all of such purchase price through equity issuances.

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

On an annual basis, less than five percent of our revenue comes from international sources. While we have no current plan to materially expand our international operations, there can be no assurance we will not pursue such an expansion in the future. Engaging in international business involves several difficulties and risks, including, but not limited to, the following:

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

With respect to our international operations, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Our expenses are generally denominated in the currencies in which our operations are located, which is in the United States. If the value of the U.S. dollar increases relative to foreign currencies in the future, in the absence of a corresponding change in local currency prices, our future revenue could be adversely affected as we convert future revenue from local currencies to U.S. dollars.

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

We and our products, our suppliers, and our contract manufacturers are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions:

•	warning letters
•	fines and other monetary penalties
•	unanticipated expenditures
•	product recall or seizure
•	interruption of manufacturing
•	operating restrictions
•	injunctions, and
•	criminal prosecutions.

In addition to the approval and clearance requirements, numerous other regulatory requirements apply to us and our products, our suppliers and contract manufacturers. These include requirements related to the following:

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

The FDA’s requirements and international regulatory body requirements may change, and additional regulations may be promulgated that could affect us, our products, and our suppliers and contract manufacturers. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business.

Regulatory approval of our products may be withdrawn at any time.

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

The manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA or other regulatory authorities, as applicable. The discovery of any new or previously unknown problems with the product or facility may result in restrictions on the product or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA or other regulatory authority requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our products, even those that the FDA or other regulatory authority, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

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

International sales of our products that we commercialize are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our products in markets outside the United States will be subject to regulatory approvals in those jurisdictions. The regulatory review process varies from country to country. Many countries impose product standards, packaging, and labeling requirements, and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties, and tax requirements. The approval by foreign government authorities is unpredictable and uncertain and can be expensive. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

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

The Health Information Technology for Economic and Clinical Health (“HITECH") Act and its implementing regulations also require healthcare providers to notify affected individuals, the Secretary of the U.S. Department of Health and Human Services, and in some cases, the media, when PHI has been breached as defined under and following the requirements of HIPAA. Many states have similar breach notification laws. In the event of a breach, to the extent such regulations are applicable to our business, we could incur operational and financial costs related to remediation as well as preparation and delivery of the notices, which costs could be substantial. Additionally, HIPAA, the HITECH Act, and their implementing regulations provide for significant civil fines, criminal penalties, and other sanctions for failure to comply with the privacy, security, and breach notification rules, including for wrongful or impermissible use or disclosure of PHI. Although the HIPAA statute and regulations do not expressly provide for a private right of action for damages, private parties may also seek damages under state laws for the wrongful or impermissible use or disclosure of confidential health information or other private personal information. Additionally, amendments to HIPAA provide that the state attorneys general may bring an action against a covered entity for a violation of HIPAA. As we expand our business such that Federal laws regarding PHI and privacy apply to our operations, any noncompliance with such regulations could have a material adverse effect on our business, results of operations and financial condition.

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

We also rely upon trade secrets and unpatented proprietary know-how and continuing technological innovation in developing our products, especially where we do not believe patent protection is appropriate or obtainable. We seek to protect this intellectual property, in part, by generally requiring our employees, consultants, and current and prospective business partners to enter into confidentiality agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants, researchers, and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property or which relate to our business. We may lack the financial or other resources to successfully monitor and detect, or to enforce our rights in respect of, infringement or breaches of these confidentiality agreements. In the case of any such undetected or unchallenged infringements or breaches, these confidentiality agreements may not provide us with meaningful protection of our trade secrets and unpatented proprietary know-how or adequate remedies. In addition, others may independently develop technology that is similar or equivalent to our trade secrets or know-how. If any of our trade secrets, unpatented know-how or other confidential or proprietary information is divulged to third parties, including our competitors, our competitive position in the marketplace could be harmed and our ability to sell our products successfully could be severely compromised. Enforcing a claim that a party illegally obtained and is using trade secrets that have been licensed to us or that we own is also difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could have a material adverse effect on our business. Moreover, some of our academic institution licensees, evaluators, collaborators, and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a material adverse effect on our business.

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

The patent applications that we own and that have been licensed to us, and any future patent applications that we may own or that may be licensed to us, may not result in the issuance of any patents. The standards that the United States Patent & Trademark Office and foreign patent agencies use to grant patents are not always applied predictably or uniformly and can change. Consequently, we cannot be certain as to the type and scope of patent claims to which we may in the future be entitled under our license agreements or that may be issued to us. These applications may not be sufficient to meet the statutory requirements for patentability and, therefore, may not result in enforceable patents covering the products we want to commercialize. Further, patent applications in the United States that are not filed in other countries may not be published or generally are not published until at least 18 months after they are first filed, and patent applications in certain foreign countries generally are not published until many months after they are filed. Scientific and patent publication often occurs long after the date of the scientific developments disclosed in those publications. As a result, we cannot be certain that we will be the first creator of inventions covered by our patents or applications, or the first to file such patent applications. As a result, our issued patents and our patent applications could become subject to challenge by third parties that created such inventions or filed patent applications before us or our licensors, resulting in, among other things, interference proceedings in the United States Patent & Trademark Office to determine priority of discovery or invention. Interference proceedings, if resolved adversely to us, could result in the loss of or significant limitations on patent protection for our products or technologies. Even in the absence of interference proceedings, patent applications now pending or in the future filed by third parties may prevail over the patent applications that may be owned by us or licensed to us or that we may file in the future, or may result in patents that issue alongside patents issued to us or our licensors or that may be issued or licensed to us in the future, leading to uncertainty over the scope of the patents owned by us or licensed to us or that may in the future be owned by us or impede our freedom to practice the claimed inventions.

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

The discoveries or technologies covered by issued patents we own or license may not have any value or provide us with a competitive advantage, and many of these discoveries or technologies may not be applicable to our products at all. We have devoted limited resources to identifying competing technologies that may have a competitive advantage relative to ours, especially those competing technologies that are not perceived as infringing on our intellectual property rights. In addition, the standards that courts use to interpret and enforce patent rights are not always applied predictably or uniformly and can change, particularly as new technologies develop. Consequently, we cannot be certain as to how much protection, if any, will be afforded by these patents with respect to our products if we, our licensees or our licensors attempt to enforce these patent rights and those rights are challenged in court.

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

In addition, issued patents may not provide commercially meaningful protection against competitors. Other parties may seek and/or be able to duplicate, design around or independently develop products having effects similar or identical to our patented products that are not within the scope of our patents.

Limitations on patent protection in some countries outside the United States, and the differences in what constitutes patentable subject matter in these countries, may limit the protection we have under patents issued outside of the United States. We do not have patent protection for our product candidates in several of our target markets. The failure to obtain adequate patent protection for our products in any country would impair our ability to be commercially competitive in that country.

The ability to market the products we develop is subject to the intellectual property rights of third parties.

The biotechnology, biopharmaceutical and medical device industries are characterized by many patents and patent filings and frequent litigation based on allegations of patent infringement. Competitors may have filed patent applications or have been issued patents and may obtain additional patents and proprietary rights related to products or processes that compete with or are similar to ours. We may not be aware of all the patents potentially adverse to our interests that may have been issued to others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or proprietary technologies may infringe. Third parties may claim that our products or related technologies infringe their patents or may claim that the products of our suppliers, manufacturers or contract service providers that produce our devices infringe on their intellectual property. Further, we, our licensees, or our licensors, may need to participate in interference, opposition, protest, reexamination or other potentially adverse proceedings in the United States Patent & Trademark Office or in similar agencies of foreign governments with regards to our patents, patent applications, and intellectual property rights. In addition, we, our licensees, or our licensors may need to initiate suits to protect our intellectual property rights.

Litigation or any other proceeding relating to intellectual property rights, even if resolved in our favor, may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, in certain cases, result in substantial additional expenses to license technologies from third parties. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in any patent infringement suit or other adverse intellectual property proceeding could require us to pay substantial damages, including possible treble damages and attorneys’ fees, cease using our technology or developing or marketing our products, or require us to seek licenses, if available, of the disputed rights from other parties and potentially make significant payments to those parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Even if we can obtain rights to a third party’s patented intellectual property, those rights may be nonexclusive and, therefore, our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our products or may have to cease some of our business operations because of patent infringement claims, which could materially harm our business. We cannot guarantee that our products or technologies will not conflict with the intellectual property rights of others.

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

Rule 15c2-11 under the Exchange Act (the “Rule”) governs the publication of quotations in over-the-counter (“OTC”) markets. On September 16, 2020, the SEC adopted amendments to the Rule which prohibits broker-dealers from publishing or submitting for publication a quote for an issuer’s securities unless they are based on current publicly available information about the issuer. The amended Rule also limits the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up to date in their Exchange Act reports.

The practical impact of these changes requires us to maintain a level of periodic disclosure. However, we did not timely file with the SEC our Annual Report on Form 10-K for the year ended December 31, 2020, or our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 or June 30, 2021. As a result, our stock was removed from the OTC Bulletin Board on September 28, 2021, which limited the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. Upon filing the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, we were allowed to return to the OTC Pink and subsequently uplisted to the OTCQB. While trading on the OTCQB, and especially if we are removed from the OTCQB in the future, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Item 1B.	UNRESOLVED STAFF COMMENTS

          None.

Item 1C.	CYBERSECURITY

Our management and Board of Directors (the “Board”) recognize the importance of maintaining the security and resiliency of our cybersecurity environment to deliver on the expectations of our customers, business partners, employees, and investors. The Board is involved in our risk management practices. Overall, the purpose of our information security program is to protect the confidentiality, integrity and availability of our systems and data, along with the safe operation of our systems.

Technical safeguards

We deploy technical safeguards that are designed to protect our systems from cybersecurity threats, including firewalls, anti-malware software, and authentication and authorization controls.

Security awareness and training

We provide ongoing security awareness and training to educate internal users on how to identify and report potential issues. Phishing emails are discussed on a regular basis with employees to ensure proper protocols are followed. We also provide periodic updates to employees on emerging cybersecurity trends and ways to protect themselves and our company.

Governance of Cybersecurity Risks

The Audit Committee of the Board has the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. The Company’s Chief Executive Officer, President, and Chief Financial Officer are responsible for assessing and managing cybersecurity risks. The Company’s management periodically reports on cybersecurity issues and presents information to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters.

Upon verifying that a cybersecurity incident has occurred or is occurring, the Chief Executive Officer, President and Chief Financial Officer will promptly conduct a preliminary assessment of the severity level of the cybersecurity incident. Following this assessment, the Chief Executive Officer will determine whether to report the cybersecurity incident to the Audit Committee, who will then report such cybersecurity incident to the Board as the chair deems appropriate.

Material Impact of Cybersecurity Risks

We have not experienced a material information security breach incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— Risks to our Business— We are dependent on information technology and our systems and infrastructure face certain risks, including from cybersecurity breaches and data leakage.”

Item 2.	PROPERTIES

Our primary corporate and operations office is a leased facility in Eden Prairie, Minnesota, consisting of 8,199 square feet of space under a lease which expires on August 31, 2025. Under the terms of the lease, we pay monthly rent, subject to a 2.5% adjustment on an annual basis.

We also have a research and development office in a leased facility in Alpharetta, Georgia, consisting of 4,332 square feet of space under a lease that expires in July 2027.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, the Company from time to time becomes involved in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Company expenses legal fees in the period in which they are incurred.

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

Holders of Common Stock

As of December 31, 2023, there were 1,140,559,527 shares of common stock outstanding and approximately 238 holders of record of the Company’s common stock.

Dividends

The Company did not pay a cash dividend in 2023 or 2022. The Company intends to retain future earnings, if any, to finance the expansion of its business. The Company does not anticipate paying any cash dividends in the foreseeable future.

Item 6.	[Reserved]

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. The discussion focuses on our financial results of operations for the years ended December 31, 2023, and 2022. You should read this discussion and analysis in conjunction with our consolidated financial statements and related notes thereto on December 31, 2023, and 2022, and for years 2023, and 2022, which are presented within Part II Item 8. “Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. Amounts reported in thousands within this annual report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in thousands due to rounding.

Executive Summary

We realized significant revenue growth during the year ended December 31, 2023, with a 22% growth in revenue to $20.4 million for the year ended December 31, 2023, as compared to $16.7 million in 2022.  Gross margins also decreased to 70% from 74% in 2022.  As the Company continues to focus on profitable growth, we have also reduced our operating loss by 94% to $0.5 million for the year ended December 31, 2023.

Net loss for the year ended December 31, 2023, was $25.8 million, or ($0.03) per basic and diluted share, compared to a net loss of $10.3 million, or ($0.02) per basic and diluted share, for the year ended December 31, 2022, a variance of $15.5 million, which was largely driven by a non-cash change in the fair value of derivatives. Operating loss for the year ended December 31, 2023, was $540 thousand, compared to $9.0 million for the year ended December 31, 2022. We continue to focus on profitable growth and reduction in operating expenses.  We believe these improvements sets the stage for additional growth as we head into 2024.

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

Pursuant to the terms of the Merger Agreement, the holders of (i) Company common stock, (ii) in the money options to purchase Company common stock, (iii) in the money warrants to purchase Company common stock, and (iv) convertible promissory notes, collectively will be entitled to receive 7,793,000 shares of Class A Common Stock of SEPA. Out-of-the-money options and out-of-the-money warrants will be assumed by SEPA and converted into options or warrants, respectively, exercisable for shares of Class A Common Stock based on the Conversion Ratio; however, such out-of-the-money options and out-of-the-money warrants shall not be reserved for issuance from the Merger Consideration.

Non-GAAP Financial Measures

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present certain financial measures that facilitate management’s review of the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S.) (U.S. GAAP). These financial measures are considered “non-GAAP financial measures” and are intended to supplement, and should not be considered as superior to, or a replacement for, financial measures presented in accordance with U.S. GAAP.

The Company uses Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA to assess its operating performance. Adjusted EBITDA is Earnings before Interest, Taxes, Depreciation and Amortization adjusted for the change in fair value of derivatives and any significant non-cash or non-recurring one-time charges.  EBITDA and Adjusted EBITDA should not be considered as alternatives to net loss as a measure of financial performance or any other performance measure derived in accordance with GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP financial measures are presented in a consistent manner for each period, unless otherwise disclosed. The Company uses these measures for the purpose of evaluating its historical and prospective financial performance, as well as its performance relative to competitors. These measures also help the Company to make operational and strategic decisions. The Company believes that providing this information to investors, in addition to GAAP measures, allows them to see the Company’s results through the eyes of Management, and to better understand its historical and future financial performance. These non-GAAP financial measures are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other GAAP measures.

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

(in thousands)	For the year ended
	2023	2022

Net loss	$(25,807)	$(10,293)
Non-GAAP Adjustments:
Interest expense	15,623	14,132
Depreciation and amortization	1,028	952
EBITDA	$(9,156)	$4,791
Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	9,621	(16,654)
Other non-cash or non-recurring charges:
Release of historical accrued expenses	(1,866)	-
Shares issued for services	224	888
Loss on issuance of debt	-	3,434
Loss on extinguishment of debt	-	418
Adjusted EBITDA	$(1,177)	$(7,123)

Results of Operations

The following table sets forth our consolidated statement of operations:

	For the Years Ended December 31,		Change
(in thousands)	2023	2022	$	%
Revenue	20,398	$16,742	$3,656	22%
Cost of revenue	6,035	4,331	1,704	39%
Gross margin	14,363	12,411	1,952	16%
Gross margin %	70%	74%
Operating expenses:
General and administrative	8,674	12,556	(3,882)	-31%
Selling and marketing	4,898	7,474	(2,576)	-34%
Research and development	579	567	12	2%
Depreciation and amortization	752	766	(14)	-2%
Operating loss	(540)	(8,952)	8,412	-94%
Other expense, net	(25,263)	(1,339)	(23,924)	nm
Income tax expense	4	2	2	100%
Net loss	$(25,807)	$(10,293)	$(15,514)	151%

Revenue

Revenues for the year ended December 31, 2023, were $20.4 million, compared to $16.7 million for the same period in 2022, an increase of $3.7 million or 22%. The increase in net sales was primarily driven by the growth in quantity of disposables sold, which increased by 9% in 2023 as compared to 2022.   Pricing of the UltraMIST® system and disposables also showed growth in 2023 as compared to 2022, disposables average selling price increased over 10% in 2023, and system revenue increased 28% in 2023.   Revenue from UltraMIST totaled 90% of total revenue in 2023 and 2022.

Cost of Revenue

Cost of revenues for the year ended December 31, 2023, was $6.0 million, compared to $4.3 million for the same period in 2022. Gross profit as a percentage of revenues was 70% for the year ended December 31, 2023, compared to 74% for the same period in 2022.  This decrease in gross margin was largely driven by increased one time inventory write offs and costs to support our growth and alleviate our inventory constraint in 2023.

General and Administrative

General and administrative expenses for the year ended December 31, 2023, were $8.7 million as compared to $12.6 million for the same period in 2022, a decrease of $3.9 million, or 31%. The decrease in 2023 as compared to 2022 was primarily due to the higher legal costs related to patent work and securities work incurred in 2022.

Selling and Marketing

Selling and marketing expenses for the year ended December 31, 2023, were $4.9 million as compared to $7.4 million for the same period in 2022, a decrease of $2.6 million, or 34%. The year-over-year decrease in sales and marketing expenses in 2023 was a result of cost saving initiatives taken by management.

Research and Development

Research and development expenses for the year ended December 31, 2023, were $0.6 million, compared to $0.6 million for the same period in 2022. The research and development costs in 2023 remained consistent with the costs in 2022.

Other Income (Expense), net

Other expense, net consists of the following:

	For the years ended December 31,		Change
	2023	2022	$	%

Interest expense	$(15,623)	$(14,132)	$(1,491)	11%
Change in fair value of derivatives	(9,621)	16,654	(26,275)	nm
Loss on issuance of debt	-	(3,434)	3,434	-100%
Gain/(loss) on extinguishment of debt	-	(418)	418	nm
Other expense	(19)	(9)	(10)	nm
Other expense, net	$(25,263)	$(1,339)	$(23,924)	nm
nm - not meaningful

Other expenses totaled $25.2 million for the year ended December 31, 2023, as compared $1.3 million for the same period in 2022, an increase of $23.9 million. The increase was primarily driven by an increased loss from the change in the fair value of derivative liability of $26.3 million, offset by a decrease in loss on issuance of debt along with the loss on extinguishment of debt. The increased interest expense of $1.5 million was the result of higher levels of debt outstanding during 2023, due to new issuances of convertible debt, compared with 2022.   The change in fair value of the derivative liability relates to warrants issued during 2023 and 2022 with the convertible debt.

Liquidity and Capital Resources

Since inception, we  have incurred losses from operations each year. As of December 31, 2023, we had an accumulated deficit of $220.0 million. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities.

In August 2022,November 2022, May 2023 and December 2023, we entered into a Securities Purchase Agreements (the “Purchase Agreements”), for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $16.2 million in August 2022,$4.0 million in November 2022, $1.2 million in May 2023, and $1.9 million in December 2023 (ii) Common Stock Purchase Warrants to purchase an additional 581.6 million shares of common stock with an exercise price of $0.067 per share and (iii) Common Stock Purchase Warrants to purchase an additional 581.6million shares of common stock with an exercise price of $0.04 per share.

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

In August 2023 and November 2023, the Company utilized its election to convert the August and November issued 2022 Convertible Notes Payable into shares of common stock upon the Notes’ maturity.  The August notes totaling $16.2 million in principal and $2.4 million in interest were converted to 464,440,813 shares of common stock. The November notes totaling $4.0 million in principal and $0.6 million in interest were converted to 114,481,063 shares of common stock.

In July 2023, we issued Asset-Backed Secured Promissory Notes in an aggregate principal amount of $4.6 million to certain accredited investors at an original issue discount of 33.33%. These notes bear an interest rate of 0% per annum and matured on January 21, 2024.  We received total proceeds of approximately $3.0 million. We also entered into a side letter, pursuant to which, we issued Future Advance Convertible Promissory Notes, on January 21, 2024, with the same principal amount as the principal amount of such Notes, plus any accrued and unpaid interest and two Common Stock Purchase Warrants, substantially in the forms of the Notes and Common Stock Purchase Warrants disclosed in the previous paragraphs.

In August 2020, the Company issued a Senior Secured Promissory Note Payable (the “Senior Secured Note”) to NH Expansion Credit Fund Holdings L.P. pursuant to which the Company had outstanding debt of $21.5 million as of December 31, 2023. Interest is charged at the greater of the prime rate or 3% plus 9%, paid quarterly.  As of December 31, 2023, the Company is in default of the minimum liquidity provisions on the Senior Secured Note and, as a result, is accruing interest at the default interest rate of an incremental 5%. Interest expense on the Senior Secured Note totaled $6.9 million and $5.9 million for the years ended December 31, 2023, and 2022, respectively.

See Notes 10, 11 and 12 to the consolidated financial statements in Part II Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information regarding additional debt commitments, the convertible notes and accompanying warrants issued in May and December 2023, $4.5 million in asset-backed secured promissory notes, and the Senior Secured Note.

The following table presents summarized cash flow information:

	For the period ended December 31,
(in thousands)	2023	2022
Cash flows used by operating activities	$(4,538)	$(17,169)
Cash flows provided by investing activities	$21	$332
Cash flows provided by financing activities	$5,211	$17,384

Cash Flows from Operating Activities

We have improved our cash flow from operations in 2023 as compared to 2022, which was driven by increased emphasis on improved cash management and operating expense management.  We also invested in our inventory in 2023, increasing our inventory levels by $2 million for the year ended December 31, 2023.  Additional volatility in adjustments of cash flows from operations is the change in fair value of derivative liabilities connected to our convertible debt and warrants issued with the August and November 2022, and May and December 2023 financings.  The Company recognized a loss on these liabilities of $9.6 million for the year ended December 31, 2023, as compared to a gain of $16.7 million for the year ended December 31, 2022.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities decreased primarily due to the improvement of operating cash flows which reduced our required cash to fund our growth and operations.   For the year ended December 31, 2023, we received proceeds of $6.0 million from the issuance of the convertible promissory notes and asset backed secured promissory notes discussed above in this section, Liquidity and Capital Resources, as compared to $16.2 million for the year ended December 31, 2022.

Going Concern

The continuation of our business is dependent upon raising additional capital to fund operations. This, as well as the events of default on various notes payable, raise substantial doubt about our ability to continue as a going concern for a period of at least twelve months.  Management plans to obtain additional capital in 2024 through the completion of the Merger Agreement.  We could also obtain additional capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders. Although no assurances can be given that our plans to obtain additional capital will be successful or on the terms or timeline we expect, or at all, management believes that potential additional issuances of equity or other potential financing transactions, as discussed above, should provide the necessary funding for us over the next 12 months. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms.

See Note 2 to the consolidated financial statements in Part II Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information on our ability to continue as a going concern.

Critical Accounting Policies and Estimates

We have used various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements in Part II Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

The following accounting estimates are deemed critical:

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

Derivative Liabilities from Embedded Conversion Options and Warrants
The Company classified certain convertible instruments as having embedded conversion options which qualified as derivative financial instruments to be separately accounted for. The Company also determined that certain warrants also qualified as derivative financial instruments.  Various valuation models were used to estimate the fair value of these derivative financial instruments that are classified as derivative liabilities on the consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates and as such are subject to uncertainty. Our significant input assumptions are discussed in Note 13 to the consolidated financial statements in Part II Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

Information regarding new accounting pronouncements is included in Note 3 to the consolidated financial statements in Part II Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required under this item.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
SANUWAVE Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SANUWAVE Health, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has  incurred recurring losses and needs to raise additional funds to meet its obligations, sustain its operations, and to resolve the events of default on the Company’s debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Valuation of Financial Instruments (Embedded Conversion Options and Warrant Liability)

Critical Audit Matter Description

As described in Notes 11, 12, and 13 to the consolidated financial statements, the Company has entered into Securities Purchase Agreements and Asset-Backed Secured Promissory Notes (the “Transactions”). The Company determined certain embedded conversion features associated with the Transactions were required to be bifurcated and recorded at fair value. The warrants issued in connection with the Transactions were also recorded at fair value. The fair value of the embedded conversion options and the warrant liability were valued using valuation techniques and key inputs as described in the footnotes.

The principal considerations for our determination that the valuation of the embedded conversion options and warrant liability is a critical audit matter were the significant judgments made by management in determining the fair value of the embedded conversion options and warrant liability. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions. The audit also involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the valuation of the financial instruments included the following, among others:

◾
We obtained an understanding of the design of the Company's controls over valuation of financial instruments, including controls over management's review of the valuation models, and the significant assumptions used in determining the fair value of the financial instruments.

◾
With assistance of our valuation specialists, we audited the fair value of the embedded conversion options and warrant liability, valuation methodology, and key assumptions used in determining the fair value of the embedded conversion options and warrant liability by:

a.	Evaluating the appropriateness of the valuation models and techniques used in determining the fair value;
b.
Assessing the reasonableness of the significant valuation inputs, including the probability weighted expected value considering the merger agreement with SEPA Acquisition Corp. (“SEPA”), the risk adjusted expected exchange ratio, the value of SEPA’s Class A common stock, the expected timing of the closing of the merger, and the probability of the merger closing;

c.
Assessing that the significant valuation assumption inputs, in the Black Scholes valuation model, of the discounted stock price and implied volatility are consistent with those that would be used by market participants through the testing of source information; and

d.
Checking the mathematical accuracy of the calculation, developing independent estimates and comparing to those selected by management, where applicable, and recalculating management’s fair value, verifying it was reasonable.

◾	We audited the completeness and accuracy of the underlying data supporting the significant valuation assumption inputs.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY
March 21, 2024

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022

(In thousands, except share data)	2023	2022
ASSETS
Current Assets:
Cash	$1,797	$1,153
Accounts receivable, net of allowance of $1,237 and $1,037, respectively	3,314	4,029
Inventory	2,951	868
Prepaid expenses and other current assets	1,722	570
Total Current Assets	9,784	6,620
Non-Current Assets:
Property, equipment and right of use assets, net	938	856
Intangible assets, net	4,434	5,137
Goodwill	7,260	7,260
Total Non-Current Assets	12,632	13,253

Total Assets	$22,416	$19,873

LIABILITIES
Current Liabilities:
Senior secured debt, in default	$18,278	$14,416
Convertible promissory notes payable	5,404	16,713
Convertible promissory notes payable, related parties	1,705	7,409
Asset-backed secured promissory notes payable	3,117	-
Asset-backed secured promissory notes payable, related parties	1,458	-
Accounts payable	5,705	4,400
Accrued expenses	5,999	8,512
Factoring liabilities	1,490	2,130
Warrant liability	14,447	1,416
Accrued interest	5,444	4,052
Accrued interest, related parties	669	788
Current portion of contract liabilities	92	60
Other	947	319
Total Current Liabilities	64,755	60,215
Non-Current Liabilities:
Lease liabilities	492	438
Contract liabilities	347	230
Total Non-Current Liabilities	839	668
Total Liabilities	$65,594	$60,883

Commitments and Contingencies (Footnote 21)

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.001, 5,000,000 shares authorized, 6,175 Series A, 293 Series B, 90 Series C, and 8 Series D designated shares, respectively; no shares issues and outstanding at 2023 and 2022	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized, 1,140,559,527 and 548,737,651 issued and outstanding at 2023 and 2022, respectively	1,140	549
Additional paid-in capital	175,842	152,750
Accumulated deficit	(220,049)	(194,242)
Accumulated other comprehensive loss	(111)	(67)
Total Stockholders’ Deficit	(43,178)	(41,010)
Total Liabilities and Stockholders’ Deficit	$22,416	$19,873

The accompanying notes to consolidated financial statements are an integral part of these statements.

SAUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years ended December 31, 2023 and 2022

(In thousands, except share and per share data)	2023	2022
Revenue	$20,398	$16,742
Cost of revenues	6,035	4,331
Gross Margin	14,363	12,411

Operating Expenses:
General and administrative	8,674	12,556
Selling and marketing	4,898	7,474
Research and development	579	567
Depreciation and amortization	752	766
Total Operating Expenses	14,903	21,363

Operating Loss	(540)	(8,952)

Other Income (Expense)
Interest expense	(12,946)	(12,771)
Interest expense, related party	(2,677)	(1,361)
Change in fair value of derivative liabilities	(9,621)	16,654
Loss on issuance of debt	-	(3,434)
Loss on extinguishment of debt	-	(418)
Other expense	(19)	(9)
Total Other Expense	(25,263)	(1,339)

Net Loss Before Income Taxes	(25,803)	(10,291)

Income tax expense	4	2

Net Loss	$(25,807)	$(10,293)

Other Comprehensive Loss
Foreign currency translation adjustments	(44)	6
Total Comprehensive Loss	$(25,851)	$(10,287)

Loss per Share:
Net loss per share, basic and diluted	$(0.03)	$(0.02)
Weighted average shares outstanding, basic and diluted	793,850,994	549,470,787

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)
	Common Stock
	Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2021	481,619,621	$482	$144,582	$(183,949)	$(73)	$(38,958)
Cashless warrant exercise	14,000,000	14	2,152	-	-	2,166
Warrant exercise	909,091	1	99	-	-	100
Shares issued in conjunction with senior note	20,666,993	20	3,700	-	-	3,720
Shares issued for settlement of debt and warrants	19,444,446	20	1,341	-	-	1,361
Shares issued for services	12,097,500	12	876	-	-	888
Net loss	-	-	-	(10,293)	-	(10,293)
Foreign currency translation adjustment	-	-	-	-	6	6
Balances as of December 31, 2022	548,737,651	$549	$152,750	$(194,242)	$(67)	$(41,010)
Shares issued for services	12,900,000	$13	$514	$-	$-	$527
Shares issued for settlement of August 2022 debt	464,440,813	464	18,113	-	-	18,577
Shares issued for settlement of November 2022 debt	114,481,063	114	4,465	-	-	4,579
Net loss	-	-	-	(25,807)	-	(25,807)
Foreign currency translation adjustment	-	-	-	-	(44)	(44)
Balance as of December 31, 2023	1,140,559,527	$1,140	$175,842	$(220,049)	$(111)	$(43,178)

The accompanying notes to the consolidated financial statements are an integral part of these financial statements

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2023 and 2022

(In thousands)	2023	2022
Cash Flows - Operating Activities:
Net loss	$(25,807)	$(10,293)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,028	952
Bad debt expense	781	253
Shares issued for services	224	888
Gain/loss on extinguishment of debt	-	418
Income tax expense	4	2
Change in fair value of derivative liabilities	9,621	(16,654)
Loss on issuance of debt	-	3,434
Amortization of debt issuance and debt discounts	6,911	4,950
Changes in operating assets and liabilities
Accounts receivable	(53)	(1,748)
Inventory, prepaid expenses and other assets	(3,006)	(72)
Accounts payable	1,546	(2,550)
Accrued interest and accrued interest, related parties	6,306	3,182
Accrued expenses and contract liabilities	(2,093)	69
Net Cash Used by Operating Activities	(4,538)	(17,169)

Cash Flows - Investing Activities
Proceeds from sale of property and equipment	21	332
Net Cash Flows Provided by Investing Activities	21	332

Cash Flows - Financing Activities
Proceeds from convertible promissory notes	3,026	16,227
Proceeds from asset-backed secured promissory notes payable	2,994	-
Proceeds from senior secured promissory note	-	2,940
(Payments)/Proceeds from factoring	(639)	695
Proceeds from warrant exercises	-	100
Proceeds from short term borrowings	-	640
Repayments of debt principal	-	(2,981)
Principal payments on finance leases	(170)	(237)
Net Cash Flows Provided by Financing Activities	5,211	17,384

Effect of Exchange Rates on Cash	(50)	(13)

Net Change in Cash During Period	644	534

Cash at Beginning of Period	1,153	619
Cash at End of Period	$1,797	$1,153

Supplemental Information:
Cash paid for interest	$1,958	$3,712
Non-Cash Investing and Financing Activities:
Warrants issued in conjunction with senior secured promissory note payable and convertible promissory notes payable	$1,682	$4,177
Conversion of convertible notes payable and accrued interest to common stock	23,156	-
Embedded conversion feature on convertible debt	835	2,760
Common shares issued for advisory shares	302	-
Settlement of debt and warrants with stock	-	1,361
Common shares issued in conjunction with senior secured debt	-	3,720
Warrant issuance in conjunction with convertible notes	-	1,708
Reclassification of warrant liabilities to equity due to cashless warrant exercise	-	2,166
Working capital balances refinanced into convertible notes payable	-	2,363

The accompanying notes to consolidated financial statements are an integral part of these statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023 and 2022

1.	Nature of the Business and Basis of Presentation

SANUWAVE Health, Inc. and Subsidiaries (“SANUWAVE” or the “Company”) is focused on the commercialization of its patented noninvasive and biological response activating medical systems for the repair and regeneration of skin, musculoskeletal tissue, and vascular structures.

Basis of Presentation - The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to for 10-K and Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Our recurring losses from operations, the events of default on the Company’s notes payable, and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubt as to our ability to continue as a going concern for a period of 12 months from the filing of the Form 10-K. We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so, and/or the terms of any financings may not be advantageous to us.

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

Management’s plans are to obtain additional capital in 2024 primarily through the closure of the Merger Agreement, as described in Note 4. The Company could also obtain funding through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders. Although no assurances can be given, management believes that potential additional issuances of equity or other potential financing transactions if obtained as discussed above should provide the necessary funding for us. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or obtain funds through financing transactions with unfavorable terms.

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

Significant estimates include the recording of allowances for credit losses, the net realizable value of inventory, fair value of goodwill and intangible assets, the determination of the valuation allowances for deferred taxes, litigation contingencies, estimated fair value of stock-based compensation, and the estimated fair value of embedded financial instruments, including warrants and embedded conversion options.

Accounts receivable — Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be fully collected. The allowance is based on the assessment of the following factors: customer creditworthiness; historical payment experience; age of outstanding receivables. Management routinely assesses the financial strength of its customers and, consequently, believes accounts receivable are stated at the net realizable value and credit risk exposure is limited.

Inventory - Inventory consists of purchased medical equipment and parts and is stated at the lower of average cost, which is valued using the first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and writes down inventory that has, or is expected to, become obsolete.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under Accounting Standards Codification (ASC) Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less accumulated impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. The Company performed a qualitative evaluation at the reporting unit level and determined there was no goodwill impairment as of December 31, 2023, and 2022.

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

System Sales, Consumables and Part Sales - System sales, accessory and part sales include devices and applicators (new and refurbished). Performance obligations are satisfied at the point in time when the customer obtains control of the goods, which is generally at the point in time that the product is shipped.

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

Shipping and handling costs - Shipping charges billed to customers are included in revenues. Shipping and handling costs incurred have been recorded in cost of goods sold totaling $484 thousand and $324 thousand for the years ended December 31, 2023, and 2022, respectively.

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

The expected life of options granted represents the period of time that options granted are expected to be outstanding and are derived from the contractual terms of the options granted calculated under the simplified method. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve in effect at the time of the grant. The expected volatility is based on the average volatility of the Company’s common stock. The expected dividend yield is based on our historical dividend experience, however, since our inception, we have not declared dividends.  Forfeitures are recognized as they occur.

Comprehensive income (loss) – Comprehensive income (loss) results from the translation of the Company’s foreign entity’s financial statements from their functional currency to U.S. dollars for consolidation in the accompanying consolidated financial statements.

New accounting pronouncements - In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024. We expect to adopt Update No. 2023-09 prospectively. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

If the Merger Agreement is consummated SEPA will acquire 100% of the Company’s issued and outstanding equity securities.  The proposed merger will be accounted for as a “reverse recapitalization” in accordance with US GAAP.  Under the reverse recapitalization model, the transaction will be treated as the Company issuing equity for the net assets of SEPA, with no goodwill or intangible assets recorded.  Under this method of accounting, SEPA will be treated as the acquired company for financial reporting purposes.  This determination is primarily based on the fact that following the merger, the Company’s stockholders are expected to have a majority voting power of the combined company, approximately 69 – 70%, the Company will comprise all of the ongoing operations of the combined company, Company representatives will comprise a majority of the governing body of the combined company, and the Company’s senior management will comprise all of the senior management of the combined company.  As a result of the merger, SEPA will be renamed Sanuwave Health, Inc.

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

In February 2024, the Company amended the Merger Agreement to extend the date after which the Company or SEPA, in its discretion, can elect to terminate the Merger Agreement if any of the conditions to closing of the other party have not been met or waived, from February 28, 2024 to April 30, 2024.

5.	Loss per Share

The net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the years ended December 31, 2023, and 2022. In accordance with ASC Topic 260-10-45-13, Earnings Per Share, the weighted average of number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

(in thousands)	December 31, 2023	December 31, 2022
Common shares	772,160	526,530
Common shares issuable assuming exercise of nominally priced warrants	21,691	22,941
Weighted Average Shares Outstanding	793,851	549,471

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the years ended December 31, 2023, and 2022, all potentially dilutive shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Common stock options	16,287	21,246
Common stock purchase warrants	1,199,882	1,186,522
Convertible notes payable, including interest	161,773	603,425
	1,377,942	1,811,193

6.	Inventory

Inventory consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Finished goods	$416	$570
Parts and accessories	2,882	641
Reserve for slow moving inventory	(347)	(343)
Total Inventory	$2,951	$868

7.	Intangible Assets

Carrying value of intangible assets consisted of the following:

	December 31, 2023		December 31, 2022		Weighted- Average Useful Life (in years)
(in thousands)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived Intangibles
Customer relationships	$3,820	$(1,854)	$3,820	$(1,308)	2.9
Patent	2,312	(413)	2,312	(292)	6.4
Tradenames	693	(124)	693	(88)	1.9
Intangible Assets	$6,825	$(2,391)	$6,825	$(1,688)	3.8

Amortization expense for each of the years ended December 31, 2023, and 2022 totaled $704 thousand.  Future amortization expense is expected to be the following (dollars in thousands):

Year ended December 31,	Amortization
2024	704
2025	704
2026	704
2027	487
2028	158
Thereafter	1,677

8.	Accrued Expenses

Accrued expenses consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Registration penalties	$1,583	$1,583
License fees	892	892
Board of directors fees	942	415
Employee compensation	2,298	4,585
Other	284	1,037
Total Accrued Expenses	$5,999	$8,512

9.	Factoring Liabilities

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

(In thousands)	December 31, 2023	December 31, 2022
Receivables transferred	$1,794	$2,564
Reserve amount held	(304)	(434)
Factoring liability	$1,490	$2,130

10.	Senior Secured Debt, in Default

The following table summarizes outstanding senior secured debt:

	December 31, 2023			December 31, 2022
(In thousands)	Principal	Debt Discount	Carrying Value	Principal	Debt Discount	Carrying Value
Senior secured debt	$21,562	$(3,284)	$18,278	$19,211	$(4,795)	$14,416

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

In June 2023, the Company entered into a Fourth Amendment to the NWPSA, which provides the Company an extension of the holder forbearing from exercising the remedies arising from the existing defaults to the earlier of the occurrence of an event of default and December 31, 2023. The amendment also added a consent fee of 2% of the original principal amount of the NWPSA, payable in cash at maturity, accounted for as additional debt issuance costs. The amendment also defers interest that would otherwise have been due on June 30, 2023, and September 30, 2023. The interest will instead be compounded and added to the principal amount of the notes and bear interest at a rate of 20.25% per annum. The amendment also requires the Company to complete an equity financing that results in gross cash proceeds of at least $2.5 million by July 15, 2023. This financing successfully closed on July 21, 2023.

In March 2024, the Company entered into a Consent, Limited Waiver and Fifth Amendment to Note and Warrant Purchase Agreement (the “Fifth Amendment”). The Fifth Amendment provides (i) consent to enter into a License and Option Agreement and consummation of the License and Option Transaction (as disclosed in Note 22) (ii) a waiver of any event of default that may occur under the NWPSA, because of the License and Option Agreement or License and Option Transaction and (iii) amended the NWPSA to release certain patents from the collateral. The Fifth Amendment also provides for a forbearance of exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of another event of default under the NWPSA and (y) April 30, 2024. During the forbearance period, the outstanding obligations under the NWPSA continue to accrue interest at the default rate.

As of December 31, 2023, the Company is in default on the minimum liquidity provisions in the Senior Secured Note and, as a result, it is classified in current liabilities in the accompanying consolidated balance sheets. The Company is accruing interest at the default interest rate of an incremental 5%.

The debt issuance costs, and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note. Accrued interest related to the Senior Secured Note was $3.2 million and $1.9 million on December 31, 2023, and December 31, 2022, respectively. Interest expense on the Senior Secured Note totaled $6.9 million and $5.9 million for the years ended December 31, 2023, and 2022, respectively.

11.	Convertible Promissory Notes and Convertible Promissory Notes, Related Parties

	December 31, 2023
(In thousands, except conversion price)	Conversion Price	Principal	Debt Discount	Conversion Option	Carrying Value
Acquisition convertible promissory note, in default	$0.10	$4,000	$-	$-	$4,000
Convertible promissory note, related party, in default	$0.10	1,373	-	-	1,373
2022 Convertible notes payable	$0.04	2,639	(1,235)	-	1,404
2022 Convertible notes payable, related parties	$0.04	450	(118)	-	332
Total Convertible promissory notes		$8,462	$(1,353)	$-	$7,109

	December 31, 2022
(In thousands, except conversion price)	Conversion Price	Principal	Debt Discount	Conversion Option	Carrying Value
Acquistion convertible promissory note, in default	$0.10	$4,000	-	-	$4,000
Convertible promissory note payable, related parties, in default	$0.10	1,373	-	-	1,373
2022 Convertible notes payable	$0.04	13,660	(2,532)	1,585	12,713
2022 Convertible notes payable, related parties	$0.04	6,515	(1,234)	755	6,036
Total Convertible Promissory Notes		$25,548	$(3,766)	$2,340	$24,122

2022 Convertible Notes Payable and 2022 Convertible Notes Payable, Related Parties - In August 2022, November 2022, May 2023 and December 2023, the Company entered into a Securities Purchase Agreements (the “Purchase Agreements”), for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $16.2 million in August 2022,$4.0 million in November 2022, $1.2 million in May 2023, and $1.9 million in December 2023 (ii) Common Stock Purchase Warrants to purchase an additional 581.6 million shares of common stock with an exercise price of $0.067 per share and (iii) Common Stock Purchase Warrants to purchase an additional 581.6 million shares of common stock with an exercise price of $0.04 per share. Interest expense for the years ended December 31, 2023 and 2022, totaled $6.4 million and $4.4 million, respectively.

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

In August 2023 and November 2023, the Company utilized its election to convert the August and November issued 2022 Convertible Notes Payable into shares of common stock upon the Notes’ maturity.  The August notes totaling $16.2 million in principal and $2.4 million in interest were converted to 464,440,813 shares of common stock. The November notes totaling $4.0 million in principal and $0.6 million in interest were converted to 114,481,063 shares of common stock.

Acquisition Convertible promissory notes payable - In August 2020, the Company entered into an asset purchase agreement with Celularity to acquire Celularity’s UltraMIST assets. A portion of the aggregate consideration of $24 million paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4 million (the “Seller Note”). The Seller Note matured on August 6, 2021, and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Seller Note and, accordingly, it began accruing additional interest of 5.0% in addition to the 12.0% initial rate, as of the date of the default. As of December 31, 2023, and 2022, the Seller Notes had outstanding accrued interest of $2.2 million and $1.5 million, respectively.

The Company evaluated embedded conversion features within the convertible promissory note and determined that the conversion feature does not require to be bifurcated. Upon adoption of ASC 2020-06 effective January 1, 2021, the convertible promissory note is accounted for as a single liability due to the elimination of the beneficial conversion feature accounting model.

Convertible promissory notes payable, related party - In August 2020, the Company issued a convertible promissory note payable in the amount of $1.4 million. The note matured on August 6, 2021, and was not repaid and is currently in default. As of December 31, 2023, and 2022, the note had outstanding accrued interest of $636 thousand and $444 thousand, respectively.

In October 2023, the Company signed a settlement letter agreement for the payment of $1.4 million principal to settle this convertible note.  Payment is due on the earlier of March 31, 2024, or the closing of the Merger described in Note 4.  If the Company fails to make payment, the lender retains all rights with respect to the convertible promissory note.

12.	Asset-Backed Secured Promissory Notes

In July 2023, the Company issued Asset-Backed Secured Promissory Notes (the “ABS Promissory Notes”) in an aggregate principal amount of $4.6 million to certain accredited investors (the “Purchasers”) at an original issue discount of 33.33%. The ABS Promissory Notes bear an interest rate of 0% per annum and mature on January 21, 2024 (the “Maturity Date”).  The Company received total proceeds of approximately $3.0 million. The Company entered into a Security Agreement providing for a continuing and unconditional security interest in any and all property of the Company.  This security interest is subordinate to the Senior Secured Debt described in Note 10. Interest expense for the year ended December 31, 2023, totaled $812 thousand.

The Company and the Purchasers also entered into a side letter pursuant to which the parties agreed that upon the Maturity Date, or upon a fundamental transaction as defined by the ABS Promissory Notes, the Company will issue each Purchaser a Future Advance Convertible Promissory Note with the same principal amount as the principal amount of such Purchasers’ ABS Promissory Notes, plus any accrued and unpaid interest and two Common Stock Purchase Warrants, substantially in the forms of the Notes and Common Stock Purchase Warrants disclosed in Note 11.

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

	December 31, 2023
(In thousands)	Principal	Debt Discount	Embedded Derivative	Carrying Value
ABS promissory notes	$3,122	$(53)	$48	$3,117
ABS promissory notes, related parties	1,462	(49)	45	1,458
Total ABS Promissory Notes	$4,584	$(102)	$93	$4,575

13.	Fair Value Measurements

The Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with convertible debt on a recurring basis to determine the fair value of the liabilities. The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measurement at December 31, 2023
(in thousands)	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$14,447	-	-	$14,447
Conversion option	93	-	-	93
Total Fair Value	$14,540	$-	$-	$14,540

	Fair value measurement at December 31, 2022
(in thousands)	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$1,416	-	-	$1,416
Conversion option	2,340	-	-	2,340
Total Fair Value	$3,756	$-	$-	$3,756

There were no transfers between Level 1, 2, or 3, during the years ended December 31, 2023, and 2022. Both observable and unobservable inputs were used to determine fair value of the positions that the Company classified within the Level 3 category.  Unrealized gains and losses associated with the liabilities within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.

Warrant Liability

The Company’s liability classified warrants as of December 31, 2023, and initial valuation of December 2023 warrants, were valued using a probability weighted expected value considering the Merger Agreement and the previous Black Scholes valuation model, with significant value stemming from the Merger Agreement.  Significant inputs under the Merger Agreement valuation included the risk adjusted expected exchange ratio (0.003), the value of SEPA’s Class A Common Stock, the expected timing of the closing of the Merger (estimated by February 29, 2024), and the probability of the Merger closing (90% probability).

Significant Black Scholes valuation model inputs related to the Company’s warrants are listed below:

	Initial Valuation May 2023 Issuance	December 31, 2022
Weighted average expected life in years	5.00	4.68
Weighted average volatility	84%	92%
Value of underlying shares	$0.019	$0.005
Weighted average risk free interest rate	3.50%	4.00%
Expected dividend yield	-	-

A summary of the Level 3 warrant activity is as follows:

(in thousands, except per share data)	Warrants Outstanding	Fair Value per Share	Warrant Liability Fair Value
Balance December 31, 2021	62,617	$0.15	$9,614
Cashless exercise	(27,037)	0.09	(3,130)
Issuance of warrants classified as liablities	1,031,276	0.06	4,873
Change in fair value	-	-	(9,941)
Balance December 31, 2022	1,066,856	$0.06	$1,416
Warrants exercised	-	-	-
Issuance of warrants classified as liablities	154,452	0.01	1,655
Change in fair value	-	-	11,376
Balance December 31, 2023	1,221,308	$0.01	$14,447

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

The Company’s embedded conversion liability  for the initial valuation of the December 2023 financing, and as of December 31, 2023, was valued using a probability weighted expected value considering the Merger Agreement and the previous Black Scholes model, with significant value being assigned to the Merger Agreement assumptions. Significant inputs included the risk adjusted expected exchange ratio (0.003), value of SEPA class A common stock, expected timing of the closing of the merger (estimated by February 29, 2024), and probability of the merger transaction closing (90% probability).

The fair value of conversion option liability assumptions for initial valuation of May 2023, and December 31, 2022, under the Black Scholes model are listed below:

	Initial Valuation May 2023 Issuance	December 31, 2022
Conversion price (1)	$0.04	$0.04
Value of underlying shares	$0.019	$0.005
Interest Rate (annual) (2)	4.70%	4.64%
Volatility (annual) (3)	114%	503%
Time to maturity	1.00	0.60

(1)	Based on the terms provided in the convertible promissory note agreements to convert to common stock of the Company
(2)	Interest rate for U.S. Treasury Bonds, as of each presented period ending date, as published by the U.S. Federal Reserve.
(3)	Based on the historical daily volatility of the Company as of each presented period ending date. As of December 31, 2022, the Company applied a discount rate to the historical volatility.

A summary of the conversion option liability activity is as follows:

(in thousands)	Conversion Liability
Balance December 31, 2021	$6,255
Issuance of Convertible Notes	2,760
Settlement of convertible notes	(218)
Change in fair value	(6,457)
Balance December 31, 2022	$2,340
Issuance of Convertible Notes	(519)
Change in fair value	(1,728)
Balance December 31, 2023	$93

14.	Contract Liabilities

The Company has contract liabilities from contracts with customers as follows:

During the years ended December 31, 2023, and 2022, the Company recognized revenue related to these contract liabilities of $60 thousand and $253 thousand, respectively, that were included in the beginning contract liability balances for each of those periods.

The following table summarizes the changes in contract liabilities:

	Year Ended December 31,
(in thousands)	2023	2022
Beginning balance	$290	$341
New service agreements	209	202
Revenue recognized	(60)	(253)
Total Contract Liabilities	$439	$290

15.	Common Stock Purchase Warrants

A summary of the warrant activity is as follows:

(in thousands, except per share data)	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants at December 31, 2021	204,883	$0.20	2.54
Issuances	1,031,276	0.06
Exercised	(27,943)	0.09
Forfeited or expired	-	-
Outstanding at December 31, 2022	1,208,216	$0.07	3.55
Issuances	154,451	0.06
Exercised	-	-
Forfeited or expired	(141,095)	-
Outstanding at December 31, 2023	1,221,572	$0.06	4.01

16.	Common Stock

In December 2022, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 800,000,000 to 2,500,000,000.  In January 2023, the Company filed the amendment to the Articles of Incorporation with the state of Nevada to affect the increase in authorized shares.

17.	Concentration of Credit Risk and Limited Suppliers

Major customers are defined as customers whose accounts receivable, or sales individually consist of more than ten percent of total trade receivable or total sales, respectively. There were no accounts receivable concentrations on December 31, 2023, or 2022.

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in our production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases were as follows:

	Year ended December 31,
	2023	2022
Purchases:
Vendor A	19%	19%
Vendor B	19%	0%

18.	Revenue

The disaggregation of revenue is based on type and geographical region. The following table presents revenue from contracts with customers:

	Year ended December 31, 2023			Year ended December 31, 2022
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$13,143	$79	$13,222	$9,790	$72	$9,862
System revenue	5,841	116	5,957	5,179	149	5,328
License fees and other	41	35	76	283	38	321
Product Revenue	$19,025	$230	$19,255	$15,252	$259	$15,511
Rental Income	1,143	-	1,143	1,231	-	1,231
Total Revenue	$20,168	$230	$20,398	$16,483	$259	$16,742

19.	Stock-Based Compensation

On November 1, 2010, the Company approved the Amended and Restated 2006 Stock Incentive Plan of SANUWAVE Health, Inc. effective as of January 1, 2010 (the “Stock Incentive Plan”). The Stock Incentive Plan permits grants of awards to selected employees, directors, and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the form and conditions of each option. The stock options granted under the Stock Incentive Plan are generally non-statutory options which generally vest over a period of up to three years and have a ten-year term. The options are granted at an exercise price determined by the board of directors of the Company to be the fair market value of the common stock on the date of the grant. As of December 31, 2023, and 2022, the Stock Incentive Plan reserved a total of 35,000,000 shares of common stock for grant. On December 31, 2023, there were 5,598,216 shares of common stock available for grant under the Stock Incentive Plan.

20.	Income Taxes

The Company files income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions. The Company is subject to United States Federal and state income tax examinations by tax authorities for any years that have net operating losses open until the net operating losses are used.

The components of the net loss before income taxes are as follows:

	Year ended December 31,
(In thousands)	2023	2022
Domestic	$(25,783)	$(10,279)
Foreign	(20)	(12)
Net loss before income taxes	$(25,803)	$(10,291)

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

The income tax provision (benefit) from continuing operations consists of the following:

(In thousands)	December 31, 2023	December 31, 2022
Current:
Federal	$-	$-
State	4	2
Foreign	-	-
Current Tax Provision	$4	$2
Deferred:
Federal	$(3,564)	$(5,657)
State	(459)	753
Foreign	(3)	(1)
Change in valuation allowance	4,026	4,905
Deferred Tax Provision	$-	$-

As of December 31, 2023, and 2022, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.

The income tax provision (benefit) amounts differ from the amounts computed by applying the United States Federal statutory income tax rate of 21% for the years ended December 31, 2023, and 2022. Adjustments to determine income tax expense are as follow:

(In thousands)	Years ended December 31,
	2023	2022
Tax benefit at statutory rate	$(5,485)	$(2,161)
Increase (reduction) in income taxes resulting from:
State income tax benefits, net of federal benefit	(307)	(473)
Non-deductible gain on warrant adjustment valuation	2,102	(3,270)
Change in valuation allowance	4,026	4,905
Registration penalties	-	67
Other	(332)	934
Income Tax Expense	$4	$2

The tax effects of temporary differences that give rise to the deferred tax assets are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Deferred Tax Assets
Net operating loss carryforwards	$42,484	$38,323
Net operating loss carryforwards - foreign	27	24
Excess of tax basis over book value of property and equipment	70	9
Excess of tax basis over book value of intangible assets	1,162	1,325
Lease liability	192	150
Stock-based compensation	1,495	1,487
Accrued employee compensation	338	750
Capitalized equity costs	235	-
Capitalized research and development	1,273	116
Net change in reserve accounts	-	1,031
Gross deferred tax asset	47,276	43,215
Valuation Allowance	(47,096)	(43,070)
Net Deferred Tax Asset	180	145
Deferred Tax Liabilities
Right-of-use asset	(180)	(145)
Gross deferred tax liability	(180)	(145)
TOTAL	$-	$-

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

The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and development (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during 2022 and resulted in capitalized R&D costs of $1.3 million as of December 31, 2023. The Company will amortize these costs for tax purposes over five years for R&D performed in the U.S. and over 15 years for R&D performed outside the U.S. In 2023, all R&D was performed in the U.S.

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

ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2023, and 2022.

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

The Federal net operating loss carryforwards of approximately $77.9 million from years ending December 31, 2005, through December 31, 2017, will begin to expire in 2025. The Federal net operating loss carryforward for the years ended December 31, 2018, through 2023 of approximately $99.9 million will not expire. The state net operating loss carryforwards of approximately $75.1 million from years ending December 31, 2005, through December 31, 2023, will expire at various dates through 2043. The foreign net operating loss carryforward on December 31, 2023, of $0.1 million will begin to expire in 2024.

A provision of ASC 740 specifies that companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken while preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2023, and 2022. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

The Company will recognize in income tax expense, interest and penalties related to income tax matters. For the years ended December 31, 2023, and 2022, the Company did not have any amounts recorded for interest and penalties.

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

In February 2024, the Company entered into a termination agreement with an advisor to agree on termination fees owed with respect to a previous engagement agreement. The company agreed to a contingent payment of $670 thousand upon the closure of the Merger disclosed in note 4.

Acquisition Dispute

In May 2022, the Company received notification alleging that it is not in compliance with the license agreement with Celularity entered in connection with the acquisition of the UltraMIST assets. The Company has responded and asserted that the Company is not in breach and that the supplier has breached various agreements. It is too early to determine the outcome of this matter. Any potential impact to the Company cannot be fully determined at this time.

Lease Commitments

As of December 31, 2023, the maturities of the Company’s operating and financing leases, which have initial or remaining lease terms more than one year, consist of the following:

(In thousands)	Operating Leases	Finance Leases
Year ended December 31,
2024	$141	$189
2025	122	216
2026	67	44
2027	59	-
2028	-	-
Total Lease Payments	389	449

22.	Subsequent Event

In March 2024, the Company entered into an exclusive license and option agreement (the “License and Option Agreement”) with a third party licensee (the “Licensee”) in connection with a portfolio of Sanuwave, Inc. patents related to the field of intravascular shockwave applications (the “Patents”).  In exchange for a one-time payment of $2.5 million, Sanuwave, Inc. granted the Licensee an exclusive license to the Patents and an option to acquire the Patents for an additional one-time payment in the single-digit millions of dollars.  If the Licensee does not exercise its option to acquire the Patents during a specified option period, the license terminates and all rights revert back to Sanuwave, Inc.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2023.

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

Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).

As of December 31, 2023, the Company identified the following material weaknesses:

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

As a result, management concluded that its internal control over financial reporting was not effective as of December 31, 2023.

Remediation Plan

We are working with an external vendor to properly document our current internal control policies and procedures to provide the framework for increased effectiveness to test internal controls going forward. We are also adding automated and manual controls into and over the Company’s enterprise resource planning (“ERP”) system to ensure that controls are implemented to mitigate the risk in customer creation, pricing, and accuracy of billing.  We will continue to work with our external vendor to remediate the weaknesses noted above.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed above.

Item 9B.	OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K)

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

MANAGEMENT

Below are the names and certain information regarding the Company’s executive officers and directors:

Name	Age	Position Held
Morgan Frank	52	Chief Executive Officer, Chairman of the Board
Toni Rinow	59	Chief Financial Officer
Peter Stegagno	64	Chief Operating Officer
Iulian Cioanta, PhD	61	Chief Science and Technology Officer
Andrew Walko	39	President
Tim Hendricks	49	Executive Vice President of Sales
A. Michael Stolarski	53	Director
Jeff Blizard	55	Director
Ian Miller	48	Director
James Tyler	66	Director
Kevin A. Richardson, II	55	Director, Chief Strategy Officer

Morgan Frank joined the board as Chairman in August 2022 and was appointed Chief Executive Officer in May 2023.  Mr. Frank is a founder and principal at Manchester Explorer Fund (18 years) and at Manchester Explorer Ltd (Cayman), two life science focused public equity hedge funds specializing in hands-on microcap growth and development companies.  He has 30 years of experience in investing, capital markets, corporate strategy, corporate finance, corporate restarts, and intellectual property.  Formerly a principal at First Principles Group, a firm focused on corporate restarts and a portfolio manager for technology and venture capital at Hollis capital, a San Francisco Hedge Fund.  He also sits on the board of Modular medical (MODD) a development stage company focused on next generation insulin delivery.  Mr. Frank has degrees in economics and political science from Brown University.

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

Iulian Cioanta, PhD joined the Company in June 2007 as Vice President of Research and Development and was named Chief Science and Technology Officer in 2018. Dr. Cioanta most recently served as Business Unit Manager with Cordis Endovascular, a Johnson & Johnson company. Prior to that, Dr. Cioanta worked as Director of Development Engineering with Kensey Nash Corporation, Research Manager at ArgoMed Inc. and Project Manager and Scientist with the Institute for the Design of Research Apparatus. Dr. Cioanta also worked in academia at Polytechnic University of Bucharest in Romania, Leicester University in the United Kingdom and Duke University in the United States. Dr. Cioanta received a Master of Science degree in Mechanical Engineering and Technology form the Polytechnic University of Bucharest and he earned his PhD degree in Biomedical Engineering from Duke University in the field of extracorporeal shock wave lithotripsy.

Andrew Walko joined the company as of July 2023 as the Company’s President. Mr. Walko brings deep experience in contract manufacturing, supply chain management, medical device production, and logistics from his previous roles as President at Biomerics, LLC (medical device contract manufacturing) from August 2021 to April 2023; at Minnetronix, Inc. (medical device design and manufacturing), including as Director of Manufacturing (Operations) from March 2020 to July 2021 and Senior Manager, Manufacturing (Operations) from June 2018 to February 2020; and at Integer Holdings Corporation.  Prior to this, he served as Operations and Logistics Manager for the U.S. Army both at home and overseas.  He earned his MBA from the University of Minnesota and Bachelor of science from West Virginia University.

Tim Hendricks joined Sanuwave in February of 2023 as the Executive V.P. of Sales for the U.S. Wound business. Across his 20 years of industry experience, Hendricks has taken on progressive roles in sales leadership, training & development, and professional education with responsibilities both internationally and in the U.S. Tim has led sales and sales leadership teams in medical devices, biologics, specialty pharmaceuticals, and durable medical equipment. His passion for collaboration and growth has allowed him to thrive at start-ups and Fortune 500 companies such as Boston Scientific (formerly Advanced Bionics), Smith & Nephew (formerly Osiris Therapeutics), and most recently Byram Healthcare as the Vice President of Sales. He earned his Bachelor of the Arts in Advertising from Southern Methodist University.

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

James Tyler joined the Board as a Director in April 2021.  Mr. Tyler is an advisory partner to Morgan Stanley Expansion Capital. Mr. Tyler has over 40 years of operations and financial leadership in various healthcare delivery models. Mr. Tyler built a successful track record for operational excellence, specifically in the wound care industry, as COO with National Healing which later became Healogics, the nation’s leading provider of advanced wound care.

Kevin A. Richardson, II joined the Company as chairman of the board of directors in October of 2009 and joined SANUWAVE, Inc. as chairman of the board of directors in August of 2005. In November 2012, upon the resignation of the Company’s former President and Chief Executive Officer, Christopher M. Cashman, Mr. Richardson assumed the role of Acting Chief Executive Officer, in addition to remaining Chairman of the Board, through the hiring of Mr. Chiarelli in February 2013. In April 2014, Mr. Richardson assumed the role of Co-Chief Executive Officer. When Mr. Chiarelli departed the Company in 2014, Mr. Richardson again assumed the role as Acting Chief Executive Officer. In November 2018, Mr. Richardson was appointed as Chief Executive Officer. Mr. Richardson stepped down as Chief Executive Officer in May 2023 to serve as the Company’s Chief Strategy Officer, the position he currently holds. Mr. Richardson brings to our board of directors a broad array of financial knowledge for healthcare and other industries. Since 2004, Mr. Richardson served as managing partner of Prides Capital LLC, an investment management firm, until its liquidation in September 2015

CORPORATE GOVERNANCE AND BOARD MATTERS

The Board of Directors

The Company’s current board of directors consists of six members, four of whom have been determined by the board to be “independent” as defined under the rules of the OTC stock market. The board of directors has determined that Messrs. Frank and Richardson are not independent under the applicable marketplace rules of the OTC stock market. During 2023, the Board held seven meetings. Each incumbent director attended at least 75% of the aggregate of the total number of meetings of the Board held during the period for which he has been a director and the total number of meetings held by all committees of the Board on which he served during the periods that he or she served.

Board’s Leadership Structure

The Company’s board of directors elects the Company’s chief executive officer and its chairman, and each of these positions may be held by the same person or may be held by two persons. The chairman’s primary responsibilities are to manage the board and serve as the primary liaison between the board of directors and the chief executive officer, while the primary responsibility of the chief executive officer is to manage the day-to-day affairs of the Company, considering the policies and directions of the board of directors. Such an arrangement promotes more open and robust communication among the board and provides an efficient decision-making process with proper independent oversight. The Company’s board of directors, as of May 2023, with the appointment of Morgan Frank as Chief Executive Officer,, determined that it is currently in the best interest of the Company and its shareholders to combine the roles of chairman of the board and chief executive officer.

The Company believes, however, that there is no single leadership structure that is always the best and most effective in all circumstances. Accordingly, the board of directors retains the authority to later separate these roles if doing so would be in the best interests of the Company and its shareholders.

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

The Company has made the code of business conduct and ethics available on its website at www.sanuwave.com. If any substantive amendments to the code of business conduct and ethics are made or any waivers are granted, including any implicit waiver, the Company will disclose the nature of such amendment or waiver on its website or in a Current Report on Form 8-K.

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

Except as set forth herein, based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for our fiscal year ended December 31, 2023, we have determined that our directors, officers and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Item 11.	EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program offered to our executives, and in particular to our named executive officers for 2023, who were:

•	Morgan Frank, Chief Executive Officer
•	Toni Rinow, Chief Financial Officer
•	Tim Hendricks, Executive Vice President of Sales
•	Kevin A. Richardson, II, Chief Strategy Officer and former Chief Executive Officer

Summary Compensation Table

The following table provides certain information concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal years ended December 31, 2023, and 2022.

Name and Position	Year	Salary	Bonus (2)	All other compensation (1)	Total
Morgan Frank, Chief Executive Officer	2023	1	-	100,000	100,001
Toni Rinow, Chief Financial Officer	2023	335,000	-	-	335,000
Tim Hendricks, Executive Vice President of Sales	2023	244,391	30,000	49,067	323,458
Kevin Richardson II, Former Chief Executive Officer	2023	350,000	-	60,000	410,000
	2022	430,583	-	175,000	605,583

(1)	Includes board fees, health, dental, life and disability insurance premiums and 401(k) matching contributions.
(2)	The bonus paid to Mr. Hendricks in 2023 was a signing bonus.

2023 Named Executive Officer Compensation Plan

Base salary

Our salaries reflect the responsibilities of each Named Executive Officer (NEO) and the competitive market for comparable professionals in our industry.  Base salaries and benefits packages are fixed components of our NEO’s compensation and do not vary with Company performance.

Short term Cash Incentives

The performance-based compensation plan reflects our pay-for-performance philosophy and directly ties short-term incentives to short-term business performance.  These awards are linked to specific annual financial goals and key business initiatives for the overall Company. Annual employee bonus incentives are paid to reward the achievement of critical short-term operating, financial, and strategic goals.  The annual employee bonus is calculated based on a percentage of the each NEO’s salary, 50% is paid on individual performance goals, as assigned by leadership and the Board of Directors, and the remainder is paid based on Company performance measures.

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

No equity awards were issued during the years ended December 31, 2023, and 2022.

Transition and Separation Agreement with Mr. Richardson

On May 23, 2023, SANUWAVE and Mr. Richardson entered into a Transition and Separation Agreement (the “Transition Agreement”), pursuant to which Mr. Richardson agreed to serve as SANUWAVE’s Chief Strategy Officer for an anticipated period of 12 months or alternatively a consulting agreement for a period of two years. Mr. Richardson will continue to receive his current salary or an equivalent consulting fee, remain eligible for SANUWAVE’s group health benefit plans and programs, unless he earlier becomes eligible for health insurance benefits through a subsequent employer or exceeds the legal eligibility period for continued coverage, and will remain eligible to receive a pro-rated annual bonus, one-third of which will be based upon SANUWAVE achieving each of the following metrics during calendar year 2023: (i) sales of $30 million, (ii) adjusted EBITDA of $3 million and (iii) listing on The Nasdaq Stock Market or the New York Stock Exchange. Mr. Richardson also is entitled to receive options exercisable for 25 million shares of SANUWAVE Common Stock, one-half of which will vest immediately and one-half of which will vest on April 15, 2024. During any period of continued service with SANUWAVE, Mr. Richardson’s options will continue to vest. If no mutually agreed upon employment agreement or consulting agreement is entered into, or if Mr. Richardson is terminated without cause prior to the end of the anticipated transition period, Mr. Richardson will receive a severance payment equal to 20 weeks of his most recent base salary, subject to Mr. Richardson executing a release of claims in favor of SANUWAVE and his continued compliance with the Transition Agreement and any post-employment obligations under any employee agreements between SANUWAVE and Mr. Richardson. The Transition Agreement also included a release of claims in favor of SANUWAVE and customary confidentiality and non-disparagement provisions.

Employment Agreement with Mr. Frank

Effective May 23, 2023, the SANUWAVE board appointed Morgan Frank, as SANUWAVE’s interim Chief Executive Officer. In connection with this appointment, SANUWAVE and Mr. Frank entered into an Executive Employment Agreement, effective May 23, 2023 (the “Frank Employment Agreement”). Pursuant to the Frank Employment Agreement, Mr. Frank is paid a de minimis base salary of $1.00 per year, may be eligible to receive an incentive bonus opportunity in accordance with any criteria determined by the SANUWAVE board, and will be entitled to participate in SANUWAVE’s employee benefit plans and programs. Mr. Frank’s employment will be terminated upon (i) written notice of termination or resignation by either SANUWAVE or Mr. Frank, respectively, for any reason, provided that Mr. Frank must provide at least 60 days’ prior notice of his resignation, or (ii) Mr. Frank’s death or disability. Moreover, during the term of his employment and for a period of one year thereafter, Mr. Frank agreed (i) not to perform services for or have any interest in any competitive business and (ii) not to solicit (a) SANUWAVE’s current or former employees or independent contractors or (b) actual or prospective customers, clients, vendors, service providers, suppliers or contractors. Finally, the Frank Employment Agreement also includes customary confidentiality and non-disparagement provisions.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table provides certain information concerning the outstanding equity awards for each named executive officer as of December 31, 2023:

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying options unexercisable	Equity incentive plan awards number of securities underlying unexercised unearned options	Exercise price ($)	Expiration Date
Kevin A. Richardson, Former Chief Executive Officer	452,381	-	-	$0.11	10/1/2025
	297,619	-	-	$0.06	10/1/2025
	700,000	-	-	$0.04	6/16/2026
	594,300	-	-	$0.18	11/9/2026
	900,000	-	-	$0.11	6/14/2027
	1,100,000	-	-	$0.21	9/20/2028
	50,000	-	-	$0.15	8/26/2029

Director Compensation Table for Fiscal Year 2023

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

Director	Fee Earned or paid in cash (in thousands)
Morgan Frank	$100
A. Michael Stolarski	$97
Jeff Blizzard	$90
Ian Miller	$90
James Tyler	$90
Kevin Richardson	$60

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 15, 2024, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five percent, (ii) each of the Company’s named executive officers and directors, and (iii) the Company’s directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Share Beneficially Owned	Percent of Shares Outstanding (2)
Morgan Frank (4)	347,483,770	25.6%
Toni Rinow	-	*
Timothy Hendricks	-	*
Kevin A. Richardson, II (3)	35,459,229	3.1%
A. Michael Stolarski	132,990,790	10.9%
James Tyler	3,262,500	*
Ian Miller	17,364,814	1.5%
Jeff Blizard	-	*
All Directors and Executives as a group (11 persons)	543,085,371	37.2%
Greater than 5% Holders:
Opaleye LP	207,514,881	19.8%
Manchester Management PR, LLC
Manchester Management Company, LLC
Manchester Explorer, L.P.
James E. Besser	362,858,770	26.7%

* Denotes less than 1% beneficial ownership

(1) Unless otherwise noted, each beneficial owner has the same address as the Company.  Jeff Blizzard does not hold any stock in the Company.

(2) Applicable percentage ownership is based on 1,140,559,227 shares of common stock outstanding as of March 15, 2024.  “Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and includes options, warrants and convertible promissory notes, that are exercisable within 60 days of March 15, 2024. Unless otherwise indicated, all the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

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

(4) Manchester Management PR, LLC (“Manchester”) and Manchester Management Company, LLC (“GP”) may be deemed to be the owner of 108,460,646 shares of Common Stock. Manchester and GP have the sole power to vote or direct the vote of 0 shares of Common Stock, have the shared power to vote or direct the vote of 108,460,646 shares of Common Stock

Manchester Explorer, L.P. (“Explorer”) may be deemed to be the beneficial owner of 362,858,770 shares of Common Stock. Explorer has the sole power to vote or direct the vote of 0 shares of Common Stock, has the shared power to vote or direct the vote of 309,636,770 shares of Common Stock

Mr. Besser has the sole power to vote or direct the vote of 2,250,000 shares of Common Stock, has the shared power to vote or direct the vote of 131,268,146 shares of Common Stock and 216,215624 shares for warrants and convertible debt.

Mr. Frank has the sole power to vote or direct the vote for 8,807,500 shares of Common Stock and 10,937,500 Common Stock warrants.  Mr. Frank has the shared power to vote or direct the vote of 131,268,146 shares of Common Stock and 216,215,624 shares for warrants and convertible debt.

Mr. Besser is the managing member of Manchester and GP and Mr. Frank serves as a portfolio manager and as a consultant for Explorer. Manchester is the investment manager of Explorer and GP is the general partner of Explorer. The principal business address for each of Manchester, GP, Explorer and Messrs. Besser and Frank is 2 Calle Candina, #1701, San Juan, Puerto Rico, 00907.

(5) Opaleye Management Inc. (the “Opaleye”) serves as investment manager to Opaleye, L.P. and as a portfolio manager for a separate managed account (the “Managed Account”) and may be deemed to indirectly beneficially own securities owned by the Managed Account. Opaleye disclaims beneficial ownership of the shares held by the Managed Account. Mr. James Silverman is the President of Opaleye. The address of Opaleye is One Boston Place, 26th Floor, Boston, MA 02108

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	16,286,650	0.28	5,598,216
Total	16,286,650	$0.28	5,598,216

Stock Incentive Plans

On November 1, 2010, the Company approved the Stock Incentive Plan. The Stock Incentive Plan permits grants of awards to selected employees, directors, and advisors of the Company in the form of restricted stock or options to purchase shares of common stock. Options granted may include non-statutory options as well as qualified incentive stock options. The Stock Incentive Plan is currently administered by the board of directors of the Company. The Stock Incentive Plan gives broad powers to the board of directors of the Company to administer and interpret the form and conditions of each option. The stock options granted under the Stock Incentive Plan are generally non-statutory options which vest over a period of up to three years and have a ten-year term. The options are granted at an exercise price equal to the fair market value of the common stock on the date of the grant which is approved by the board of directors of the Company.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors has determined that Jeff Blizard, Ian Miller, Jim Tyler and A. Michael Stolarski qualify as independent directors based on the OTC stock market definition of “independent director.”  Our board of directors has determined that our other directors, Morgan Frank and Kevin A. Richardson II, does not qualify as an independent director based on the OTC stock market definition of “independent director.”  There are no family relationships among any of the directors or executive officers of the Company.

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

In August 2022 and November 2022, the Company entered into Purchase Agreements for the sale of Notes and Common Stock Purchase Warrants in an aggregate principal amount of $16.2 million in August and $4.0 million in November.  In these transactions, James Besser, Morgan C. Frank, Chief Executive Officer and Chairman of the Board; Kevin A. Richardson, II, former Chairman of the Board and former Chief Executive Officer of the Company; A. Michael Stolarski; Manchester Explorer, L.P., and Opaleye, L.P., beneficial owners of more than five percent of the Company’s common stock, purchased Notes, which were accompanied by Common Stock Purchase Warrants, with an aggregate principal amount of $400,000, $250,000, $261,780, $1,434,966, $2,500,000 and $2,900,000, respectively. Messrs. Besser and Frank share voting and dispositive power with respect to the securities acquired by Manchester Explorer, L.P.  The Notes issued to each of Messrs. Richardson and Stolarski included $90,000 in principal amount for which the consideration was accrued and unpaid director fees.  Certain other directors received Notes with an aggregate principal amount of $527,000 for which the consideration was accrued and unpaid director fees.  These notes along with interest were converted into common stock shares during 2023. Additional information regarding the Notes and accompanying Common Stock Purchase Warrants issued in August 2022 and November 2022 is disclosed in Note 11 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

In May 2023 and December 2023, the Company entered into Purchase Agreements for the sale of Notes and Common Stock Purchase Warrants in an aggregate principal amount of $1.2 million and $1.8 million, respectively.  In these transactions, Manchester Explorer, L.P. purchased Notes, which were accompanied by Common Stock Purchase Warrants, with an aggregate principal amount of $300,000 in May 2023 and $100,000 in December 2023. Additional information regarding the Notes and accompanying Common Stock Purchase Warrants issued in May 2023 and December 2023 is disclosed in Note 11 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

In July 2023, the Company issued Asset-Backed Secured Promissory Notes (ABS Promissory Notes) in the aggregate principal amount of $4.6 million at an original issue discount of 33.33%.  The Company and the parties to the ABS Promissory Notes entered into a side letter pursuant to which the parties agreed that upon the maturity date, the company will issue each lender a convertible promissory note and warrants consistent with the form of the above-described Purchase Agreements for the sale of Notes and Common Stock Purchase Warrants. A. Michael Stolarski, Manchester Explorer and Opaleye, L.P purchased ABS Promissory Notes in an aggregate principal amount of $149,993, $862,457, and $299,985. In January 2024, these ABS Promissory Notes were converted to convertible notes consistent with the Notes described above. Additional information regarding the ABS Promissory Notes is disclosed in Note 12 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Letter Agreements

Pursuant to the Letter Agreements, the related parties disclosed above have committed to exchange the outstanding warrants and convertible notes described above for shares of common stock immediately prior to the closing of the Business Combination. Pursuant to the Letter Agreements, the holders of convertible notes will receive, in the form of common stock at an exchange ratio of $0.04 per share, the full amount of principal and interest that would be due and payable on such notes as of the applicable maturity date. The holders of warrants with an exercise price of $0.04 per share will receive 0.9 shares of common stock per share that are subject to such warrants, and the holders of warrants with an exercise price of $0.067 per share will receive 0.85 shares of common stock per share. The holders of these warrants and these convertible notes will pay no new consideration in connection with these exchanges.

Voting Agreements

In connection with the Business Combination, the Company and SEPA have entered into voting agreements with certain stockholders, including James Besser; Iulian Cioanta, Chief Science and Technology Officer; Morgan C. Frank; Ian Miller; Kevin A. Richardson, II; Peter Stegagno, Chief Operating Officer; A. Michael Stolarski; James Tyler, a director; and Manchester Explorer, L.P.

Lock-Up Agreements

In connection with the Business Combination, SEPA has entered into Lock-Up Agreements with certain stockholders, including James Besser, Iulian Cioanta, Morgan C. Frank, Ian Miller, Kevin A. Richardson, II, Peter Stegagno, A. Michael Stolarski, James Tyler, and Manchester Explorer, L.P.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees that we have paid or accrued for audit and other services provided by our prior principal independent registered public accounting firm, Marcum LLP:

(In thousands)	For the Year Ended December 31,
Fee Category	2023	2022

Audit fees	$545	$504
Tax fees	-	-
Audit related fees	-	-
All other fees	-	-
Total Fees	$545	$504

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

2.2
Amendment Number one to Agreement and Plan of Merger, dated February 27, 2024, by and between SEP Acquisition Corp. and Sanuwave Health, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on February 27, 2024)

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

3.10	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 20, 2020).

3.11	Certificate of Amendment of the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 5, 2021).

3.12	Certificate of Amendment of the Articles of Incorporation, dated January 31, 2023 (Incorporated by reference to Exhibit 3.12 to the Form S-1/A filed with the SEC on January 31, 2023).

4.1	Description of Registrant’s Common Stock (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2021).

4.2	Form of Secured Promissory Note issued to NH Expansion Credit Fund Holdings LP, dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.3	Warrant issued to NH Expansion Credit Fund Holdings LP, dated August 6, 2020 (Incorporated by reference to the Form 8-K filed with the SEC on August 12, 2020).

4.4
Second Amendment to the Note and Warrant Purchase and Security Agreement by and between the Company and NH Expansion Credit Fund Holdings L.P., dated February 25, 2022 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 2, 2022).

4.5
Third Amendment to the Note and Warrant Purchase and Security Agreement by and between the Company and NH Expansion Credit Fund Holdings L.P., dated June 30, 2022 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 7, 2022).

4.6
Fourth Amendment to the Note and Warrant Purchase and Security Agreement by and between the Company and NH Expansion Credit Fund Holdings L.P., dated June 23, 2023 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 29, 203).

4.7
Fifth Amendment to the Note and Warrant Purchase and Security Agreement by and between the Company and NH Expansion Credit Fund Holdings L.P., dated March 6, 2024 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 6, 2024).

4.8	Convertible Promissory Note issued to HealthTronics, Inc., dated August 6, 2020 (Incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the SEC on August 12, 2020).

4.9
Amendment to certain Promissory Notes that were dated August 1, 2005, by and among the Company, SANUWAVE, Inc. and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 18, 2015.)

4.10
Second Amendment to Certain Promissory Notes entered into as of June 28, 2016, by and among the Company, SANUWAVE, Inc. and HealthTronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 15, 2016).

4.11
Third Amendment to promissory notes entered into as of August 3, 2017, by and among the Company, SANUWAVE, Inc. and HealthTronics, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 4, 2017).

4.12
Securities Purchase Agreement by and between the Company and HealthTronics, Inc., dated August 6, 2020 (Incorporated by reference to Exhibit 10.8 to the Form 8-K filed with the SEC on August 12, 2020).

4.13	Convertible Promissory Note issued to Celularity Inc., dated August 6, 2020 (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on August 12, 2020).

4.14	Common Stock Purchase Warrant, dated as of June 5, 2020, issued by the Company to LGH Investments, LLC (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on June 11, 2020).

4.15	Form of Warrant Issued September 27, 2021, and December 22, 2021 (Incorporated by reference to Exhibit 10.7 filed with the Form 10-Q for the quarter ended September 30, 2021).

4.16	Form of Common Stock Purchase Warrant issued to certain purchasers, dated August 5, 2022 (Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on August 8, 2022).

4.17	Form of Common Stock Purchase Warrant issued to certain purchasers, dated November 14, 2022 (Incorporated by reference to Exhibit 4.4 to the Form S-1/A filed with the SEC on January 31, 2023).

4.18
Form of Future Advance convertible Promissory note issued to certain purchasers, date December 30, 2023 (Incorporated by reference to Exhibit 4.1 the Company’s Form 8-K filed with the SEC on January 3, 2024).

4.19	Forms of Common Stock purchase Warrants issued to certain purchasers, dated December 30, 2023 (Incorporated by reference to Exhibit 4.2 the Company’s Form 8-K filed with the SEC on January 3, 2024)

4.20	Form of Asset-Backed Secured Promissory Notes issued to certain purchasers, dated July 21, 2023 (Incorporated by reference to Exhibit 4.1 the Company’s Form 8-K filed with the SEC on July 21, 2023)

4.21
Form of Future Advance Convertible Promissory Note issued to certain purchasers, dated January 21, 2024 (Incorporated by reference to Exhibit 4.1 the Company’s Form 8-K filed with the SEC on January 21, 2024)

4.22	Form of Common Stock Purchase Warrants issued to certain purchasers, dated January 21, 2024 (Incorporated by reference to Exhibit 4.2 the Company’s Form 8-K filed with the SEC on January 21, 2024)

10.1∞	Amended and Restated 2006 Stock Option Incentive Plan of SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 3, 2010).

10.2	Security Agreement, by and between the Company and HealthTronics, Inc., dated June 15, 2015 (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 18, 2015).

10.3	Letter Agreement by and between the Company and HealthTronics, Inc., dated August 6, 2020 (Incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on August 12, 2020).

10.4#
Amendment to Agreement for Purchase and Sale, Limited Exclusive Distribution and Royalties, and Servicing and Repairs of dermaPACE®System and Equipment, effective as of November 1, 2023, by and between SANUWAVE and Premier Shockwave Wound Care, Inc.

10.5
Joint Venture Agreement, dated September 21, 2018, by and among the Company, Johnfk Medical Inc. and Holistic Health Institute Pte. Ltd. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 27, 2018).

10.6β
Joint Venture Agreement, dated December 13, 2019, by and among the Company, Universus Global Advisors LLC, Versani Health Consulting Consultoria Em Gestao De Negocios Eireli, and the IDIC Group as set forth therein (Incorporated by reference to the Form 8-K filed with the SEC on January 28, 2020).

10.7
Master Equipment and Contracts Purchase Agreement by and between the Company and ABF SANUWAVE, LLC dated February 17, 2022 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 24, 2022).

10.8	Master Equipment Lease, dated January 26, 2018, by and among the Company and NFS Leasing, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 15, 2018).

10.9	Asset Purchase Agreement by and between the Company and Celularity Inc., dated August 6, 2020 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 12, 2020).

10.10	License and Marketing Agreement by and between the Company and Celularity Inc., dated August 6, 2020 (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 12, 2020).

10.11∞	Executive Employment Agreement, effective May 23, 2023, by and between SANUWAVE and Morgan Frank (Incorporated by reference to Exhibit 10.1 to SANUWAVE’s Form 8-K filed with the SEC on May 30, 2023).

10.12∞
Transition and Separation Agreement, dated May 23, 2023, by and between SANUWAVE and Kevin A. Richardson, II (Incorporated by reference to Exhibit 10.2 to SANUWAVE’s Form 8-K filed with the SEC on May 30, 2023).

10.13∞	Offer Letter, dated April 7, 2022, by and between the Company and Dr. Toni Rinow (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 19, 2022).

10.14∞	Offer Letter, dated July 20, 2023, by and between the Company and Andrew Walko (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 31, 2023).

10.15
Note and Warrant Purchase and Security Agreement by and among the Company, the noteholder party thereto and NH Expansion Credit Fund Holdings LP, as agent, dated August 6, 2020 (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on August 12, 2020).

10.16	Security Agreement, dated May 9, 2023, by and among SANUWAVE and certain lenders (Incorporated by regarding to Exhibit 10.74 to SANUWAVE’s Form S-1 filed with the SEC on June 30, 2023)

10.17
Form of Securities Purchase Agreement, dated August 5, 2022, by and among the Company and the purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 the Form 8-K filed with the SEC on August 8, 2022).

10.18
Form of Registration Rights Agreement, dated August 5, 2022, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on August 8, 2022).

10.19
Securities Purchase Agreement, dated November 14, 2022, by and among the Company and the purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.67 to the Form S-1/A filed with the SEC on January 31, 2023).

10.20
Registration Rights Agreement, dated November 14, 2022, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.70 to the Form S-1/A filed with the SEC on January 31, 2023).

10.21	Security Agreement dated July 21, 2023, by and among the Company and certain lenders. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 21, 2023).

10.22
Subordination Agreement dated July 21, 2023, by and among the Company, NH Expansion Credit Fund Holdings LP and certain creditors. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 21, 2023).

10.23	Side Letter dated July 21, 2023, by and among the Company and certain purchasers. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 21, 2023).

10.24
Securities Purchase Agreement, dated January 21, 2024, by and among the Company and the purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 21, 2024).

10.25	Security Agreement dated January 21, 2024, by and among the Company and certain lenders. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on January 21, 2024).

10.26
Subordination Agreement dated January 21, 2024, by and among the Company, NH Expansion Credit Fund Holdings LP and certain creditors. (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on January 21, 2024).

10.27
Form of Registration Rights Agreement, dated January 21, 2024, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on January 21, 2024).

10.28	Form of Waiver Letter, dated January 21, 2024, by and among the Company and certain purchasers (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on January 21, 2024).

10.29	Form of Letter Agreement, dated January 21, 2024, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on January 21, 2024).

10.30
Securities Purchase Agreement, dated December 30, 2023, by and among the Company and the purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 3, 2024)

10.31	Security Agreement, dated December 30, 2023, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on January 3, 2024)

10.32
Subordination Agreement, dated December 30, 2023, by and among the Company, NH Expansion Credit Fund Holdings LP and certain creditors (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on January 3, 2024)

10.33	Registration Rights Agreement, dated December 30, 2023, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on January 3, 2024)

10.34	Form of waiver letter with purchasers in December 2023 offering (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on January 3, 2024)

10.35	Form of letter agreement with purchasers in December 2023 offering (Incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on January 3, 2024)

10.36
Form of Voting Agreement, dated as of August 23, 2023, by and among SEP Acquisition Corp., SANUWAVE Health, Inc., and the stockholder of SANUWAVE Health, Inc. party thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2023).

10.37
Sponsor Voting Agreement, dated as of August 23, 2023, by and among Mercury Sponsor Group I LLC, SEP Acquisition Corp., and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 23, 2023).

10.38
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

SANUWAVE HEALTH, INC.

Dated: March 21, 2024	By:	/s/ Morgan Frank
Name: Morgan Frank
Title: Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Morgan Frank and Toni Rinow, and each of them, as such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their or such person’s substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Morgan Frank Name: Morgan Frank	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 21, 2024

By: /s/ Toni Rinow Name: Toni Rinow	Chief Financial Officer (principal financial and accounting officer)	March 21, 2024

By: /s/ Kevin Richardson, II Name: Kevin Richardson, II	Director	March 21, 2024

By: /s/ A. Michael Stolarski Name: A. Michael Stolarski	Director	March 21, 2024

By: /s/ Jeff Blizard Name: Jeff Blizard	Director	March 21, 2024

By: /s/ Ian Miller Name: Ian Miller	Director	March 21, 2024

By: /s/ Jim Tyler Name: Jim Tyler	Director	March 21, 2024