Form 10-Q
period 2024-03-31
SANUWAVE Health, Inc.
filed 2024-05-09
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024 there were issued and outstanding 1,145,974,342 shares of the registrant’s common stock, $0.001 par value per share.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE,” the “Company,” “we,” “us,” and “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: our proposed business combination with SEP Acquisition, Corp., results of operations, liquidity, and operations, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST and PACE®; success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or the cost of our products; timing of clinical studies and any eventual U.S. Food and Drug Administration (“FDA”) approval of new products and new uses of our current products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections, and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 21, 2024. Other risks and uncertainties are and will be disclosed in the Company’s subsequent SEC filings, including this Quarterly Report on Form 10-Q. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 21, 2024.

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalent	$2,936	$1,797
Accounts receivable, net of allowance of $1,237, respectively	3,008	3,314
Inventory	2,461	2,951
Prepaid expenses and other current assets	2,426	1,722
Total Current Assets	10,831	9,784
Property, equipment and other, net	975	938
Intangible assets, net	4,258	4,434
Goodwill	7,260	7,260
Total Non-current Assets	12,493	12,632
Total Assets	$23,324	$22,416

LIABILITIES
Current Liabilities:
Senior secured debt, in default	$18,910	$18,278
Convertible promissory notes payable	7,477	5,404
Convertible promissory notes payable, related parties	2,527	1,705
Asset-backed secured promissory notes	-	3,117
Asset-backed secured promissory notes, related parties	-	1,458
Accounts payable	5,062	5,705
Accrued expenses	6,849	5,999
Factoring liabilities	1,561	1,490
Warrant liability	19,818	14,447
Accrued interest	6,118	5,444
Accrued interest, related parties	786	669
Current portion of contract liabilities	107	92
Other	969	947
Total Current Liabilities	70,184	64,755
Non-current Liabilities
Lease liabilities	395	492
Contract liabilities	340	347
Total Non-current Liabilities	735	839
Total Liabilities	$70,919	$65,594

Commitments and Contingencies (Footnote 13)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D no shares issued and outstanding at March 31, 2024 and December 31, 2022	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 1,140,559,527 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,140	1,140
Additional paid-in capital	175,842	175,842
Accumulated deficit	(224,577)	(220,049)
Accumulated other comprehensive loss	-	(111)
Total Stockholders’ Deficit	(47,595)	(43,178)
Total Liabilities and Stockholders’ Deficit	$23,324	$22,416

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended March 31,
	2024	2023

Revenue	$5,786	$3,775
Cost of Revenues	1,584	1,262
Gross Margin	4,202	2,513

Operating Expenses:
General and administrative	3,675	2,759
Selling and marketing	1,232	1,412
Research and development	163	131
Depreciation and amortization	182	189
Total Operating Expenses	5,252	4,491

Operating Loss	(1,050)	(1,978)

Other (Expense)/Income:
Interest expense	(3,237)	(3,512)
Interest expense, related party	(323)	(766)
Loss on extinguishment of debt	(105)	-
Change in fair value of derivative liabilities	(2,501)	(6,797)
Other expense	(102)	(27)
Other income	2,790	-
Total Other Expense	(3,478)	(11,102)

Net Loss	(4,528)	(13,080)

Other Comprehensive Loss
Foreign currency translation adjustments	111	(4)
Total Comprehensive Loss	$(4,417)	$(13,084)

Loss per Share:
Basic and diluted	$(0.00)	$(0.02)
Weighted average shares outstanding
Basic and diluted	1,162,250,687	575,028,811

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Three Months Ended March 31, 2024
	Common Stock
	Number of				Accumulated
	Shares				Other
	Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2023	1,140,559,527	$1,140	$175,842	$(220,049)	$(111)	$(43,178)
Foreign currency translation adjustment	-	-	-	-	111	111
Net loss	-	-	-	(4,528)	-	(4,528)

Balances as of March 31, 2024	1,140,559,527	$1,140	$175,842	$(224,577)	$-	$(47,595)

Three Months Ended March 31, 2023
	Common Stock
	Number of				Accumulated
	Shares				Other
	Issued and		Additional Paid-	Accumulated	Comprehensive
	Outstanding	Par Value	in Capital	Deficit	Loss	Total

Balances as of December 31, 2022	548,737,651	$549	$152,750	$(194,242)	$(67)	$(41,010)
Shares issued for settlement of debt and warrants	6,900,000	7	296	-	-	303
Foreign currency translation adjustment	-	-	-	-	(4)	(4)
Net loss	-	-	-	(13,080)	-	(13,080)

Balances as of March 31, 2023	555,637,651	$556	$153,046	$(207,322)	$(71)	$(53,791)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows - Operating Activities:
Net loss	$(4,528)	$(13,080)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	218	259
Bad debt expense	147	156
Loss on extinguishment of debt	105	-
Change in fair value of derivative liabilities	2,501	6,797
Amortization of debt issuance costs and original issue discount	1,553	1,931
Accrued interest	955	1,365
Changes in operating assets and liabilities
Accounts receivable	152	906
Inventory	490	(203)
Prepaid expenses and other assets	192	195
Accounts payable	(643)	864
Accrued expenses	(20)	450
Contract liabilities	(22)	(11)
Net Cash Provided by/(Used) in Operating Activities	1,100	(371)

Cash Flows - Investing Activities
Purchase of property and equipment	(114)	(18)
Net Cash Flows Used in Investing Activities	(114)	(18)

Cash Flows - Financing Activities
Proceeds/(Payments) from factoring, net	71	(610)
Payments of principal on finance leases	(29)	(44)
Net Cash Flows Provided by/ (Used in) Financing Activities	42	(654)

Effect of Exchange Rates on Cash	111	(4)

Net Change in Cash During Period	1,139	(1,047)

Cash at Beginning of Period	1,797	1,153
Cash at End of Period	$2,936	$106

Supplemental Information:
Cash paid for interest	$971	$908

Non-cash Investing and Financing Activities:
Warrants issued in conjunction with convertible promissory notes	2,784	-
Conversion of asset-backed secured promissory notes to convertible promissory notes	4,584	-
Common shares issued for advisory shares	-	302

 The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024

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

The financial information as of March 31, 2024, and for the three months ended March 31, 2024, and 2023 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.

The condensed consolidated balance sheet on December 31, 2023, has been derived from the audited consolidated financial statements at that date but does not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. These financial statements should be read in conjunction with the Company’s December 31, 2023, Annual Report on Form 10-K filed with the SEC on March 21, 2024 (the “2023 Annual Report”).

2.	Going Concern

Our recurring losses from operations, the events of default on the Company’s notes payable, and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubt as to our ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q. We will be required to raise additional fund to finance our operations and remain a going concern; we may not be able to do so, and/or the terms of any financing may not be advantageous to us.

The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of UltraMIST and PACE systems which will require additional capital resources to remain a going concern.

Management’s plans are to obtain additional capital in 2024, primarily through closing the Merger, as described in Note 4. The Company could also obtain additional capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders. In addition, there can be no assurances that the Company’s plans to obtain additional capital will be successful on the terms or timeline it expects, or at all. If these efforts are unsuccessful, the Company may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

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

3.	Summary of Significant Accounting Policies

Significant accounting policies followed by the Company are summarized below and should be read in conjunction with those described in Note 3 of the consolidated financial statements in our 2023 Annual Report.

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

Significant estimates include the recording of allowances for credit losses, the net realizable value of inventory, fair value of goodwill and other intangible assets, the determination of the valuation allowances for deferred taxes, litigation contingencies, and the estimated fair value of financial instruments, including warrants and embedded conversion options.

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

System Sales, Consumables and Part Sales - System sales, consumables and part sales include devices and applicators (new and refurbished). Performance obligations are satisfied at the point in time when the customer obtains control of the goods, which is generally at the point in time that the product is shipped.

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

Deferred Offering Costs - Deferred stock offering costs represent amounts paid for legal, consulting, and other offering expenses directly attributable to the offering of securities in conjunction with the recapitalization under the Merger Agreement, as defined in Note 4 and further described in Note 4 and are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all the costs would be expensed. As of March 31, 2024, $1.6 million in Merger costs were deferred until the closing of the Merger.

Recent Accounting Pronouncements - In December 2023, the Financial Accounting Standards Board issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). Update 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024. We expect to adopt Update No. 2023-09 prospectively. We are currently evaluating the potential impact of adopting this new guidance on our condensed consolidated financial statements and related disclosures.

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

Conditions to Closing - The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the stockholders of the Company and SEPA; (ii) approvals of any required governmental authorities; (iii) no law or order preventing the transactions; (iv) the filing of the Charter Amendments (as defined in the Merger Agreement);  (v) the appointment of SEPA’s post-closing board of directors; (vi) the Registration Statement having been declared effective by the SEC; (vii) approval of the Class A Common Stock of SEPA for listing on Nasdaq; (viii) holders of 80% or more of the Company’s convertible notes with a maturity date occurring after the date of the Closing (the “Closing Date”), measured by number of shares into which such convertible notes may be converted, agreeing to convert their convertible notes into shares of common stock immediately prior to the Effective Time; and (ix) holders of 80% or more of the Company’s warrants that would be outstanding on the Closing Date, measured by number of shares subject to all such warrants in the aggregate, agreeing to convert their warrants into shares of common stock immediately prior to the Effective Time.

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

In February 2024, the Company amended the Merger Agreement to extend the date after which the Company or SEPA, in its discretion, can elect to terminate the Merger Agreement if any of the conditions to closing of the other party have not been met or waived, from February 28, 2024, to April 30, 2024 (the “Outside Date”).  In April 2024, the Company amended the Merger Agreement to further extend the Outside Date to May 31, 2024.

5.	Loss per Share

Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three months ended March 31, 2024, and 2023. The weighted average number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	Three Months Ended
(in Thousands)	March 31, 2024	March 31, 2023
Weighted average shares outstanding
Common shares	1,140,560	553,338
Common shares issuable assuming exercise of nominally priced warrants	21,691	21,691
Weighted average shares outstanding	1,162,251	575,029

Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for each the three months ended March 31, 2024, and March 31, 2023, all potentially dilutive shares in such periods were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Common stock options	16,287	19,286
Common stock purchase warrants	1,427,764	1,186,522
Convertible notes payable, including interest	284,123	624,577
	1,728,174	1,830,385

6.	Accrued Expenses

Accrued expenses consist of the following:

(in Thousands)	March 31, 2024	December 31, 2023
Registration penalties	$1,583	$1,583
License fees	892	892
Board of directors fees	1,072	942
Employee compensation	2,449	2,298
Other	853	284
	$6,849	$5,999

7.	Senior Secured Debt, In Default

The following table summarizes outstanding senior secured debt, in default:

	March 31, 2024				December 31, 2023
(in thousands)	Principal	Debt Discount	Carrying Value	Accrued Interest	Principal	Debt Discount	Carrying Value	Accrued Interest
Senior secured debt	$21,726	$(2,816)	$18,910	$3,479	$21,562	$(3,284)	$18,278	$3,206

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

In March 2024, the Company entered into a Consent, Limited Waiver and Fifth Amendment to Note and Warrant Purchase Agreement (the “Fifth Amendment”). The Fifth Amendment provides (i) consent to enter into a License and Option Agreement and consummation of a License and Option Transaction a waiver of any event of default that may occur under the NWPSA, because of the License and Option Agreement or License and Option Transaction and (iii) amended the NWPSA to release certain patents from the collateral. The Fifth Amendment also provides for a forbearance of exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of another event of default under the NWPSA and (y) April 30, 2024. During the forbearance period, the outstanding obligations under the NWPSA continue to accrue interest at the default rate.

As of March 31, 2024, the Company is in default on the minimum liquidity provisions in the Senior Secured Note and, as a result, it is classified in current liabilities in the accompanying condensed consolidated balance sheets. The Company is accruing interest at the default interest rate of an incremental 5%.

The debt issuance costs, and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note. The amortization of the debt issuance costs and debt discount, included in interest expense, for the three months ended March 31, 2024, and 2023, totaled $0.5 million and $0.4 million, respectively. Interest expense on the Senior Secured Note totaled $1.9 million and $1.6 million for the three months ended March 31, 2024, and 2023, respectively.

8.	Convertible Promissory Notes Payable

The following two tables summarize outstanding notes payable as of March 31, 2024, and December 31, 2023:

	As of March 31, 2024
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Carrying Value
Acquisition convertible promissory note, in default	$0.10	4,000	-	4,000
Historical convertible promissory notes payable, related parties, in default	$0.10	1,373	-	1,373
Convertible notes payable	$0.04	5,761	(2,284)	3,477
Convertible notes payable, related parties	$0.04	1,912	(758)	1,154
Total Convertible Promissory Notes Payable		$13,046	$(3,042)	$10,004

	As of December 31, 2023
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Acquisition convertible promissory note, in default	$0.10	4,000	-	-	4,000
Historical convertible promissory note, related party, in default	$0.10	1,373	-	-	1,373
Convertible notes payable	$0.04	2,639	(1,235)	-	1,404
Convertible notes payable, related parties	$0.04	450	(118)	-	332
Total Convertible Promissory Notes Payable		$8,462	$(1,353)	$-	$7,109

Convertible Notes Payable and Convertible Notes Payable, Related Parties – In August 2022, November 2022, May 2023, December 2023, and January 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of approximately $16.2 million in August approximately $4.0 million in November, $1.2 million in May, $1.9 million in December 2023, and $4.6 million in January 2024 related to the conversion of the Asset-Backed Secured Promissory Notes (described in Note 9)  (ii) Common Stock Purchase Warrants to purchase an additional 695.6 million shares of common stock with an exercise price of $0.067 per share and (iii) Common Stock Purchase Warrants to purchase an additional 695.6 million shares of common stock with an exercise price of $0.04 per share. Interest expense for the three months ended March 31, 2024, and 2023 totaled $1.6 million and $2.3 million respectively.

The Notes have a term of 12 months from the date of issue. Pursuant to the Notes, the Company promised to pay in cash and/or in shares of common stock, at a conversion price of $0.04 (the “Conversion Price”), the principal amount and interest at a rate of 15% per annum on any outstanding principal. The Conversion Price of the Notes is subject to adjustment, including if the Company issues or sells shares of common stock for a price per share less than the Conversion Price of the Notes or if the Company lists its shares of common stock on The Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $0.04 per share; provided, however, that the Conversion Price shall never be less than $0.01. The Notes contain customary events of default and covenants, including limitations on incurrences of indebtedness and liens.

9.	Asset-Backed Secured Promissory Notes

In July 2023, the Company issued Asset-Backed Secured Promissory Notes (the “ABS Promissory Notes”) in an aggregate principal amount of $4.6 million to certain accredited investors (the “Purchasers”) at an original issue discount of 33.33%. The ABS Promissory Notes bear an interest rate of 0% per annum and mature on January 21, 2024 (the “Maturity Date”).  The Company received total proceeds of approximately $3.0 million. The Company entered into a Security Agreement providing for a continuing and unconditional security interest in any and all property of the Company.  This security interest is subordinate to the Senior Secured Debt described in Note 7. Interest expense for the three March 31, 2024, totaled $0.1 million prior to conversion at the Maturity Date.

On January 21, 2024, pursuant to the side letter, which the parties agreed that upon the Maturity Date, the Company will issue each Purchaser a Convertible Note Payable with the same principal amount as the principal amount of such Purchasers’ ABS Promissory Notes. Pursuance to this side letter the ABS Promissory Notes converted to convertible promissory notes, as described in Note 8. The Company recorded a net loss on extinguishment of debt totaling $0.1 million for the three months ended March 31, 2024.

10.	Fair Value Measurements

The Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with a convertible debt on a recurring basis to determine the fair value of the liabilities.

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measured at March 31, 2024
	Fair value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$19,818	$-	$-	$19,818

	Fair value measured at December 31, 2023
	Fair value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
(in thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$14,447	$-	$-	$14,447
Embedded conversion option	93	-	-	93
Total fair value	$14,540	$-	$-	$14,540

There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2024, and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Warrant Liability

The Company’s liability classified warrants as of March 31, 2024 and the value of initial warrant liability from the conversion of the ABS Promissory Notes, were valued using a probability weighted expected value considering the Merger Agreement and the previous Black Scholes valuation model, with significant value stemming from the Merger Agreement. Significant inputs under the Merger Agreement valuation included the expected exchange ratio 0.003, the value of SEPA’s Class A Common Stock, the expected timing of the closing of the Merger (estimated by May 31, 2024), and the probability of the Merger closing (90% probability).

A summary of the warrant liability activity for the three months ended March 31, 2024, is as follows:

	Warrants	Fair Value	Fair Value
(in thousands, except per share data)	Outstanding	per Share	(in thousands)
Balance at December 31, 2023	1,221,308	$0.01	$14,447
Issuance	227,882	0.01	2,784
Loss on remeasurement of warrant liability	-		2,587
Balance at March 31, 2024	1,449,190	$0.01	$19,818

11.	Revenue

The disaggregation of revenue is based on type and geographical region. The following table presents revenue from contracts with customers:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$4,241	$66	$4,307	$2,574	$32	$2,606
System revenue	1,301	71	1,372	833	36	869
License fees and other	-	5	5	7	10	17
Product Revenue	$5,542	$142	$5,684	$3,414	$78	$3,492
Rental Income	102	-	102	283	-	283
Total Revenue	$5,644	$142	$5,786	$3,697	$78	$3,775

12.	Concentration of Credit Risk and Limited Suppliers

The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in the Company’s production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three months ended March 31, 2024, and 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Purchases:
Vendor A	-%	20%

13.	License and Option Agreement

In March 2024, the Company entered into an exclusive license and option agreement with a third-party licensee in connection with a portfolio of Sanuwave, Inc. patents related to the field of intravascular shockwave applications. The Company received a one-time payment of $2.5 million related to this patent license, which was recorded in other income during the three months ended March 31, 2024. Sanuwave, Inc. granted the Licensee an exclusive license to the Patents and an option to acquire the Patents for an additional one-time payment in the single-digit millions of dollars.  If the Licensee does not exercise its option to acquire the Patents during a specified option period, the license terminates and all rights revert back to Sanuwave, Inc.

14.	Commitments and Contingencies

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

Termination Agreement – In February 2024, the Company entered into a termination agreement with an advisor to agree on termination fees owed with respect to a previous engagement agreement. The company agreed to a contingent payment of $670 thousand upon the closure of the Merger disclosed in note 4.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the SEC on March 21, 2024 (the “2023 Annual Report”).

Executive Summary

We continued to realize significant revenue growth during the three months ended March 31, 2024, as compared to the same periods in 2023.  Revenue for the three months ended March 31, 2024, totaled $5.8 million, an increase of 53%, as compared to $3.8 million for the same period of 2023.

Net loss for the three months ended March 31, 2024, was $4.5 million, or $0.00 per basic and diluted share, compared to a net loss of $13.1 million, or $0.02 per basic and diluted share, for the same period in 2023.  The decrease in our net loss for the three months ended March 31, 2024, was primarily related to a decrease in change of fair value of derivative liabilities.  For the three months ended March 31, 2024, our operating loss totaled $1.1 million, which is an improvement of $0.9 million compared to 2023.

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

Pursuant to the terms of the Merger Agreement, the holders of (i) Company common stock, (ii) in-the-money options to purchase Company common stock, (iii) in-the-money warrants to purchase Company common stock, and (iv) convertible promissory notes, collectively will be entitled to receive 7,793,000 shares of Class A Common Stock of SEPA. Out-of-the-money options and out-of-the-money warrants will be assumed by SEPA and converted into options or warrants, respectively, exercisable for shares of Class A Common Stock based on the Conversion Ratio; however, such out-of-the-money options and out-of-the-money warrants shall not be reserved for issuance from the Merger Consideration.

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

The Company uses Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA to assess its operating performance. Adjusted EBITDA is Earnings before Interest, Taxes, Depreciation and Amortization adjusted for the change in fair value of derivatives and any significant non-cash or non-recurring one-time charges.  EBITDA and Adjusted EBITDA should not be considered as alternatives to net income as a measure of financial performance or any other performance measure derived in accordance with U.S. GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. These non-GAAP financial measures are presented in a consistent manner for each period, unless otherwise disclosed. The Company uses these measures for the purpose of evaluating its historical and prospective financial performance, as well as its performance relative to competitors. These measures also help the Company to make operational and strategic decisions. The Company believes that providing this information to investors, in addition to GAAP measures, allows them to see the Company’s results through the eyes of Management, and to better understand its historical and future financial performance. These non-GAAP financial measures are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other U.S. GAAP measures.

EBITDA and Adjusted EBITDA have their limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are that EBITDA and Adjusted EBITDA:

•	Do not reflect every expenditure, future requirements for capital expenditures or contractual commitments.
•	Do not reflect all changes in our working capital needs.
•	Do not reflect interest expense, or the amount necessary to service our outstanding debt.

As presented in the U.S. GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measure excludes the impact of certain charges that contribute to our net loss (Non-GAAP Adjustments).

	Three months ended March 31,
(in thousands)	2024	2023

Net (Loss)/Income	$(4,528)	$(13,084)
Non-GAAP Adjustments:
Interest expense	3,560	4,278
Depreciation and amortization	218	259
EBITDA	(750)	(8,547)
Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	2,501	6,797
Other non-cash or non-recurring charges:
Loss on extinguishment of debt	105	-
Severance agreement and legal settlement	585	-
License and option agreement	(2,500)	-
Adjusted EBITDA	$(59)	$(1,750)

Results of Operations

	For the Three Months Ended
	March 31,		Change
(in Thousands)	2024	2023	$	%
Revenues:
Total Revenue	$5,786	$3,775	$2,011	53%
Cost of Revenues	1,584	1,262	322	26%
Gross Margin	4,202	2,513	1,709	68%
Gross Margin %	73%	67%	600 bps
Operating Expenses:
General and administrative	3,675	2,759	916	33%
Selling and marketing	1,232	1,412	(180)	-13%
Research and Development	163	131	32	24%
Depreciation and amortization	182	189	(7)	-4%
Operating Loss	(1,050)	(1,978)	928	47%
Other Expense	3,478	11,102	(7,624)	-69%
Net Loss	$(4,528)	$(13,080)	8,552	65%
nm - Not Meaningful

Revenues and Gross Margin

Revenues for the three month-period ended March 31, 2024, were $5.8 million compared to $3.8 million for the same period of 2023, an increase of $2.0 million, or 53%. The increase was primarily driven by the continued increased sales of our UltraMIST® system.  The increase in revenues was due to an increase in the average selling price of our consumables and parts revenue of 28% year over year, and the remainder of the growth in the number of consumables and systems sold year over year.  Gross margin as a percentage of revenue increased to 73% during the three months ended March 31, 2024, from 67% in the same period of 2023.

General and Administrative Expenses

General and administrative expenses increased $0.9 million or 33% for the three months ended March 31, 2024, compared with the same period of 2023. The increase for the three months ended March 31, 2024, was primarily due to severance costs and non-recurring legal settlement.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.2 million or 13% for the three months ended March 31, 2024, as compared with the same period of 2023. The decrease was primarily due to severance payments in 2023.

Research and Development Expenses

Research and development expenses increased 24% for the three months ended March 31, 2024, as compared with the same period of 2023. Research and development expenses as a percentage of revenue stayed flat at 3% during the three months ended March 31, 2024, and for the same period in 2023.

Other (Expense)/Income, net

	For the three months ended March 31,		Change
	2024	2023	$	%

Interest expense	$(3,560)	$(4,278)	$718	17%
Loss on extinguishment of debt	(105)	-	(105)	nm
Change in fair value of derivatives	(2,501)	(6,797)	4,296	63%
Other income / (expense)	2,688	(27)	2,715	nm
Other (expense)/income, net	$(3,478)	$(11,102)	$7,624	69%
nm - not meaningful

Other expense, net decreased by $7.6 million to $3.5 million for the three months ended March 31, 2024, as compared to the same period for 2023. The decrease was primarily due to a decrease in change in fair value of derivatives expense of $4.3 million, recognition of a non-recurring loss on extinguishment of debt of $105 thousand and offset by the receipt of $2.5 million from a third-party license and option agreement.

Liquidity and Capital Resources

Since inception, we have incurred losses from operations each year. As of March 31, 2024, we had an accumulated deficit of $225 million. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The recurring losses from operations, the events of default on our notes payable, and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubt as to our ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q. We expect to devote substantial resources for the commercialization of UltraMIST and PACE systems which will require additional capital resources to remain a going concern.

Management’s plans are to obtain additional capital in 2024 primarily through the closure of the Merger, which is expected to add additional capital and funding to the Company.  We could alternatively obtain capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

Statement of Cash Flows

	For the three months ended March 31,
(in thousands)	2024	2023
Cash flows provided by (used by) operating activities	$1,100	$(371)
Cash flows used by investing activities	$(114)	$(18)
Cash flows provided by (used in) financing activities	$42	$(654)

Cash provided by operating activities during the three months ended March 31, 2024, totaled $1.1 million as compared to cash used in operating activities of $371 thousand in the previous period. This improvement in cash provided by operations is driven by the receipt of $2.5 million related to a license agreement and option agreement.

Critical Accounting Estimates

We have used various accounting policies to prepare the condensed consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements in Part II Item 8. “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K filed with the SEC on March 21, 2024.

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

The following accounting estimates are deemed critical:

Litigation Contingencies
We may be involved in legal actions involving product liability, intellectual property and commercial disputes, tax disputes, and governmental proceedings and investigations. The outcomes of these legal actions are not completely within our control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimating probable losses from our litigation and governmental proceedings is inherently difficult, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. The Company records a liability in the condensed consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. Our significant legal proceedings are discussed in Note 13 to the condensed consolidated financial statements.

Derivative Liabilities from Embedded Conversion Options and Warrants
The Company classified certain convertible instruments as having embedded conversion options which qualified as derivative financial instruments to be separately accounted for. The Company also determined that certain warrants also qualified as derivative financial instruments.  Various valuation models were used to estimate the fair value of these derivative financial instruments that are classified as derivative liabilities on the consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates and as such are subject to uncertainty. Our significant input assumptions are discussed in Note 10 to the condensed consolidated financial statements.

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

Effects of Inflation

Our assets are, to an extent, liquid in nature, so they are not significantly affected by inflation. However, the rate of inflation, which has increased, affects expenses such as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.

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

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2024. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

We have identified three existing material weaknesses in internal control over financial reporting from prior periods.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because the items described below could have resulted in material misstatement of our annual or interim financial statements, we determined this constitutes a material weakness.

As of March 31, 2024, the Company has still identified the following material weaknesses:

1.
The Company lacked expertise and resources to analyze and properly apply U.S. GAAP to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distributing agreements with select vendors.

2.	The Company lacked internal resources to analyze and properly apply U.S. GAAP to accounting for financial instruments included in service agreements with select vendors.
3.
The Company has failed to design and implement controls around all accounting and IT processes and procedures and, as such, we believe that all its accounting and IT processes and procedures need to be re-designed and tested for operating effectiveness.

As a result, management concluded that its internal control over reporting was not effective as of March 31, 2024.

Remediation Plan

Our management is committed to remediating these material weaknesses and has implemented several steps to enhance our internal controls and ensure appropriate resourcing with the required knowledge and expertise to conduct our business activities. Management hired a third-party consultant to help us design and document internal controls and perform a risk assessment of our processes over financial reporting. The risk assessment performed resulted in a qualitative and quantitative view of all processes that will help inform remediation efforts and prioritize high risk processes for remediation. The third-party consultant has also provided recommendations to standardize, automate and implement effectively designed internal controls over financial reporting. We intend to remediate and implement internal controls for high-risk processes over the course of 2024. We also intend to hire and segregate certain duties so that control activities are appropriate and fully mitigate risk. The material weaknesses will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. Until the material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S GAAP. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above.

We are also working with an outside vendor to improve our IT general controls over our enterprise resource planning system and set up a proper framework for IT general controls to be executed with the objective to remediate the weaknesses regarding internal controls and provide the framework for testing going forward.

The existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings at March 31, 2024, see Note 13 to the condensed consolidated financial statements, which information is incorporated herein by reference.

Item 1A.	RISK FACTORS.

There have been no material changes from our risk factors as previously reported in Part I, Item 1A “Risk Factors” in our 2023 Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES ANDUSE OF PROCEEDS.

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

Item 5.	OTHER INFORMATION.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6.	EXHIBITS

2.1
Agreement and Plan of Merger, dated as of August 23, 2023, by and among SEP Acquisition Corp., SEP Acquisition Holdings Inc., and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 23, 2023).

2.2
Amendment Number one to Agreement and Plan of Merger, dated February 27, 2024, by and between SEP Acquisition Corp. and Sanuwave Health, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on February 28, 2024).

2.3
Amendment Number Two to Agreement and Plan of Merger, dated as of April 25, 2024, by and between SEP Acquisition Corp. and Sanuwave Health, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on April 26, 2024).

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

4.1
Form of Future Advance Convertible Promissory Note issued to certain purchasers, dated January 21, 2024 (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on January 25, 2024).

4.2	Forms of Common Stock Purchase Warrants issued to certain purchasers, dated January 21, 2024 (Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on January 25, 2024).

10.1
Securities Purchase Agreement, dated January 21, 2024, by and among the Company and the purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 25, 2024).

10.2	Security Agreement, dated January 21, 2024, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on January 25, 2024).

10.3
Subordination Agreement, dated January 21, 2024, by and among the Company, NH Expansion Credit Fund Holdings LP and certain creditors (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on January 25, 2024).

10.4	Registration Rights Agreement, dated January 21, 2024, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on January 25, 2024).

10.5	Form of waiver letter with purchasers in January 2024 offering (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on January 25, 2024).

10.6	Form of letter agreement with purchasers in January 2024 offering (Incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on January 25, 2024).

10.7
Consent, Limited Waiver and Fifth Amendment to Note and Warrant Purchase Agreement with NH Expansion Credit Fund Holdings LP and the noteholders party thereto, dated March 6, 2024 (Incorporated by reference to Exhibit 10.7 to the Form 8-K filed with the SEC on March 7, 2024).

10.8	Separation and Release Agreement, dated March 29, 2024 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 1, 2024).

10.9	Offer Letter of Peter Sorensen, dated March 26, 2024 (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 1, 2024).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: May 9, 2024	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Peter Sorensen
Peter Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)