Form 10-Q
period 2024-06-30
SANUWAVE Health, Inc.
filed 2024-08-12
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 8, 2024 there were issued and outstanding 1,181,272,961 shares of the registrant’s common stock, $0.001 par value per share.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE,” the “Company,” “we,” “us,” and “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: our results of operations, liquidity, and operations, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST and PACE®; success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or the cost of our products; timing of clinical studies and any eventual U.S. Food and Drug Administration (“FDA”) approval of new products and new uses of our current products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections, and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 21, 2024. Other risks and uncertainties are and will be disclosed in the Company’s subsequent SEC filings, including this Quarterly Report on Form 10-Q. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 21, 2024.
Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalent	$2,460	$1,797
Accounts receivable, net of allowance of $1,194 and $1,237, as of June 30, 2024 and December 31, 2023, respectively	3,154	3,314
Inventory	2,731	2,951
Prepaid expenses and other current assets	379	1,722
Total Current Assets	8,724	9,784
Property, equipment and other, net	947	938
Intangible assets, net	4,082	4,434
Goodwill	7,260	7,260
Total Non-current Assets	12,289	12,632
Total Assets	$21,013	$22,416

LIABILITIES
Current Liabilities:
Senior secured debt, in default	$23,424	$18,278
Convertible promissory notes payable	3,953	5,404
Convertible promissory notes payable, related parties	2,454	1,705
Asset-backed secured promissory notes	-	3,117
Asset-backed secured promissory notes, related parties	-	1,458
Promissory note payable, related party	500	-
Accounts payable	3,891	5,705
Accrued expenses	4,794	5,999
Factoring liabilities	2,321	1,490
Warrant liability	16,864	14,447
Accrued interest	396	5,444
Accrued interest, related parties	841	669
Current portion of contract liabilities	130	92
Other	397	947
Total Current Liabilities	59,965	64,755
Non-current Liabilities
Lease liabilities	304	492
Contract liabilities	350	347
Total Non-current Liabilities	654	839
Total Liabilities	$60,619	$65,594

Commitments and Contingencies (Footnote 14)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 1,181,272,961 and 1,140,559,527 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,182	1,140
Additional paid-in capital	177,218	175,842
Accumulated deficit	(218,016)	(220,049)
Accumulated other comprehensive income (loss)	10	(111)
Total Stockholders’ Deficit	(39,606)	(43,178)
Total Liabilities and Stockholders’ Deficit	$21,013	$22,416
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$7,162	$4,675	$12,948	$8,450
Cost of Revenues	1,922	1,202	3,506	2,464
Gross Margin	5,240	3,473	9,442	5,986

Operating Expenses:
General and administrative	1,839	1,238	5,514	3,997
Selling and marketing	1,034	978	2,266	2,390
Research and development	195	139	358	270
Depreciation and amortization	180	187	362	376
Total Operating Expenses	3,248	2,542	8,500	7,033

Operating Income (Loss)	1,992	931	942	(1,047)

Other (Expense)/Income:
Interest expense	(3,396)	(3,706)	(6,633)	(7,218)
Interest expense, related party	(387)	(675)	(710)	(1,441)
Gain on extinguishment of debt	5,310	-	5,205	-
Change in fair value of derivative liabilities	3,717	(3,821)	1,216	(10,618)
Other expense	(685)	9	(787)	(18)
Other income	10	-	2,800	-
Total Other Income (Expense)	4,569	(8,193)	1,091	(19,295)

Net Income (Loss)	6,561	(7,262)	2,033	(20,342)

Other Comprehensive Loss
Foreign currency translation adjustments	10	(9)	121	(13)
Total Comprehensive Income (Loss)	$6,571	$(7,271)	$2,154	$(20,355)

Net income (loss) per share:
Basic	$0.01	$(0.01)	$—	$(0.04)
Diluted	$—	$(0.01)	$—	$(0.04)
Number of shares used in per share calculation:
Basic	1,182,598	582,329	1,172,424	579,179
Diluted	1,387,688	582,329	1,373,899	579,179
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Three Months Ended June 30, 2024
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of March 31, 2024	1,140,559,527	$1,140	$175,842	$(224,577)	$-	$(47,595)
Shares issued for settlement of warrants	5,414,815	6	-	-	-	6
Shares issued for settlement of debt	35,298,619	36	1,376	-	-	1,412
Foreign currency translation adjustment	-	-	-	-	10	10
Net income	-	-	-	6,561	-	6,561

Balances as of June 30, 2024	1,181,272,961	$1,182	$177,218	$(218,016)	$10	$(39,606)

Three Months Ended June 30, 2023
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of March 31, 2023	555,637,651	$556	$153,046	$(207,322)	$(71)	$(53,791)
Shares issued for services	6,000,000	6	218	-	-	224
Foreign currency translation adjustment	-	-	-	-	(9)	(9)
Net loss	-	-	-	(7,262)	-	(7,262)

Balances as of June 30, 2023	561,637,651	$562	$153,264	$(214,584)	$(80)	$(60,838)
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Six Months Ended June 30, 2024
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2023	1,140,559,527	$1,140	$175,842	$(220,049)	$(111)	$(43,178)
Shares issued for settlement of warrants	5,414,815	6	-	-	-	6
Shares issued for settlement of debt	35,298,619	36	1,376	-	-	1,412
Foreign currency translation adjustment	-	-	-	-	121	121
Net income	-	-	-	2,033	-	2,033

Balances as of June 30, 2024	1,181,272,961	$1,182	$177,218	$(218,016)	$10	$(39,606)

Six Months Ended June 30, 2023
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2022	548,737,651	$549	$152,750	$(194,242)	$(67)	$(41,010)
Shares issued for services	12,900,000	13	514	-	-	527
Foreign currency translation adjustment	-	-	-	-	(13)	(13)
Net loss	-	-	-	(20,342)	-	(20,342)

Balances as of June 30, 2023	561,637,651	$562	$153,264	$(214,584)	$(80)	$(60,838)
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows - Operating Activities:
Net Income (Loss)	$2,033	$(20,342)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	480	515
Bad debt expense	99	313
Shares issued for services	-	224
Gain on extinguishment of debt	(5,205)	-
Change in fair value of derivative liabilities	(1,216)	10,618
Amortization of debt issuance costs and original issue discount	3,274	3,955
Accrued interest	1,859	3,606
Changes in operating assets and liabilities
Accounts receivable	(340)	898
Inventory	220	(31)
Prepaid expenses and other assets	118	(336)
Accounts payable	(1,259)	718
Accrued expenses	328	(1,337)
Contract liabilities	41	(16)
Net Cash Provided by/(Used) in Operating Activities	432	(1,215)

Cash Flows - Investing Activities
Purchase of property and equipment	(206)	(169)
Net Cash Flows Used in Investing Activities	(206)	(169)

Cash Flows - Financing Activities
Proceeds from convertible promissory notes	-	1,202
Payment of note payable	(2,175)	-
Proceeds from convertible notes payable	1,300	-
Proceeds from promissory note payable, related party	500	-
Proceeds from bridge notes advance	-	1,476
Proceeds/(Payments) from factoring, net	831	(1,167)
Payments of principal on finance leases	(140)	(85)
Net Cash Flow Provided by Financing Activities	316	1,426

Effect of Exchange Rates on Cash	121	(13)

Net Change in Cash During Period	663	29

Cash at Beginning of Period	1,797	1,153
Cash at End of Period	$2,460	$1,182

Supplemental Information:
Cash paid for interest	$2,055	$908

Non-cash Investing and Financing Activities:
Shares issued for settlement of debt	1,412	-
Write off deferred merger costs	1,226	-
Warrants issued in conjunction with convertible promissory notes	3,633	570
Capitalize default interest into Senior secured debt	3,850	-
Conversion of asset-based secured promissory notes to convertible promissory notes	4,584	-
Embedded conversion feature on convertible promissory notes payable	-	157
Common shares issued for advisory shares	-	302
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
1.        Nature of the Business and Basis of Presentation
SANUWAVE Health, Inc. and subsidiaries (“SANUWAVE” or the “Company”) is focused on the commercialization of its patented noninvasive and biological response activating medical systems for the repair and regeneration of skin, musculoskeletal tissue, and vascular structures.
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements.
The financial information as of June 30, 2024, and for the three and six months ended June 30, 2024, and 2023 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.
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
Management’s plans may include obtaining additional capital in 2024. The Company could obtain additional capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders. In addition, there can be no assurances that the Company’s plans to obtain additional capital will be successful on the terms or timeline it expects, or at all. If these efforts are unsuccessful, the Company may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.
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
Estimates - These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depend on future events, the preparation of condensed consolidated financial statements for any period necessarily involves the use of estimates and assumptions. Actual amounts may differ from these estimates. These condensed consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized herein.
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
Deferred Offering Costs - Deferred stock offering costs represent amounts paid for legal, consulting, and other offering expenses directly attributable to the offering of securities in conjunction with the recapitalization under the Merger Agreement, as defined and further described in Note 4, and are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all the costs would be expensed. In June 2024, the Company terminated the Merger Agreement and the deferred offering costs of $0.5 million were expensed.
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
4.        Merger Agreement
On August 23, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among SEP Acquisition Corp., a Delaware corporation (“SEPA”), SEP Acquisition Holdings Inc., a Nevada corporation and a wholly owned subsidiary of SEPA. Pursuant to the terms of the Merger Agreement, a business combination between the Company and SEPA was to be effected.
On June 25, 2024, the Company delivered a notice to SEPA terminating the Merger Agreement.
5.      Net  Income (Loss) per Share
Basic net income (loss) per share is computed based on the weighted average number of shares outstanding including nominally priced warrants. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Diluted net income (loss) per share is calculated based on the weighted average of ordinary shares outstanding and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. The Company uses the treasury stock method to calculate the number of shares for the nominally priced warrants, and the as-converted method to calculate the number of shares for the convertible promissory notes.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to the shareholders of the Company:

	Three Months Ended		Six Months Ended
(in Thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net Income (Loss)	$6,561	$(7,262)	$2,033	$(20,342)
Number of shares used in per share calculation:
Common shares	1,169,507	560,638	1,155,033	557,488
Common shares issuable assuming exercise of nominally priced warrants	13,091	21,691	17,391	21,691
Total shares used for calculating basic income (loss) per share	1,182,598	582,329	1,172,424	579,179
Weighted-average effect of dilutive securities:
Common shares issuable on convertible promissory notes including interest	205,090	—	201,475	—
Total shares for purposes of calculating diluted net income (loss) per share	1,387,688	582,329	1,373,899	579,179
Net income (loss) per share:
Basic	$0.01	$(0.01)	$—	$(0.04)
Diluted	$—	$(0.01)	$—	$(0.04)
To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net income (loss) per share. As a result of the net loss for the six months ended June 30, 2023, all potentially dilutive shares in such periods were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

	Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023
Common stock options	15,737	19,136
Common stock purchase warrants	1,492,500	1,247,911
Convertible notes payable, including interest	20,566	677,050
	1,528,803	1,944,097

6.        Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	June 30, 2024	December 31, 2023
Registration penalties	$1,583	$1,583
License fees	—	892
Board of directors fees	1,202	942
Employee compensation	1,808	2,298
Other	201	284
	$4,794	$5,999
7.        Senior Secured Debt, In Default
The following table summarizes outstanding senior secured debt, in default:

	June 30, 2024				December 31, 2023
(in thousands)	Principal	Debt Discount	Carrying Value	Accrued Interest	Principal	Debt Discount	Carrying Value	Accrued Interest
Senior secured debt	$26,079	$(2,655)	$23,424	$—	$21,562	$(3,284)	$18,278	$3,206
Senior secured promissory note payable, in default (“Senior Secured Note”) –In August 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”). In accordance with the NWPSA, the Company issued a $15 million Senior Secured Promissory Note Payable (the “Senior Secured Note”) and a warrant exercisable for shares of the Company’s common stock in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST assets from Celularity Inc. (Celularity) among other transactions.
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
In March 2024, the Company entered into a Consent, Limited Waiver and Fifth Amendment to Note and Warrant Purchase and Security Agreement (the “Fifth Amendment”). The Fifth Amendment provides (i) consent to enter into a License and Option Agreement and consummation of a License and Option Transaction a waiver of any event of default that may occur under the NWPSA, because of the License and Option Agreement or License and Option Transaction and (iii) amended the NWPSA to release certain patents from the collateral. The Fifth Amendment also provides for a forbearance of exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of another event of default under the NWPSA and (y) April 30, 2024. During the forbearance period, the outstanding obligations under the NWPSA continue to accrue interest at the default rate.
As of June 30, 2024, the Company is in default on the minimum liquidity provisions in the Senior Secured Note and, as a result, it is classified in current liabilities in the accompanying condensed consolidated balance sheets. The Company is accruing interest at the default interest rate of an incremental 5%.
The debt issuance costs, and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note. The amortization of the debt issuance costs and debt discount, included in interest expense, for the three and six months ended June 30, 2024, totaled $2.1 million and $4.0 million, respectively. Interest expense on the Senior Secured Note totaled $1.7 million and $3.3 million for the three and six months ended June 30, 2023, respectively.

On July 15, 2024, the Company entered into the Sixth Amendment to Note and Warrant Purchase and Security Agreement (the “Sixth Amendment”), which was a modification of debt. The Sixth Amendment added, as of June 30, 2024, a consent fee of $0.7 million to the principal amount of the Senior Secured Note issued pursuant to the NWPSA. On and after April 1, 2024, for each fiscal quarter during which any interest is payable in cash, deferred interest and default interest shall be calculated based on the principal amount of the Senior Secured Note as of the beginning of the quarter and shall include any default interest accrued to date. The Sixth Amendment also provides for a forbearance of exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurence of another event of default under the NWPSA and (y) December 31, 2024. During the forbearance period, the outstanding obligations under the NWPSA continue to accrue interest at the default rate.

8.        Promissory Notes Payable
The following two tables summarize outstanding notes payable as of June 30, 2024, and December 31, 2023:

	As of June 30, 2024
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Carrying Value
Historical convertible promissory notes payable, related parties, in default	$0.10	1,373	-	1,373
Convertible notes payable	$0.04	6,082	(2,129)	3,953
Convertible notes payable, related parties	$0.04	1,662	(581)	1,081
Total Convertible Promissory Notes Payable		$9,117	$(2,710)	$6,407

	As of December 31, 2023
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Carrying Value
Acquisition convertible promissory note, in default	$0.10	4,000	-	4,000
Historical convertible promissory note, related party, in default	$0.10	1,373	-	1,373
Convertible notes payable	$0.04	2,639	(1,235)	1,404
Convertible notes payable, related parties	$0.04	450	(118)	332
Total Convertible Promissory Notes Payable		$8,462	$(1,353)	$7,109
Convertible Notes Payable and Convertible Notes Payable, Related Parties –In August 2022, November 2022, May 2023, December 2023, January 2024, and June 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of approximately $16.2 million in August, approximately $4.0 million in November, $1.2 million in May, $1.9 million in December 2023, $4.6 million in January 2024 related to the conversion of the Asset-Backed Secured Promissory Notes (described in Note 9) and $1.3 million in June 2024 (ii) Common Stock Purchase Warrants to purchase an additional 728.1 million shares of common stock with an exercise price of $0.067 per share and (iii) Common Stock Purchase Warrants to purchase an additional 728.1 million shares of common stock with an exercise price of $0.04 per share. Interest expense for the three and six months ended June 30, 2024, totaled $1.2 million and $2.8 million, respectively. Interest expense for the three and six months ended June 30, 2023, totaled $2.4 million and $4.6 million, respectively.
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
In May 2024 the Company utilized its election to convert the May issued Convertible Notes Payable into shares of common stock upon the Notes' maturity. The May notes totaling $1.2 million in principal and $0.2 million interest were converted to 35,298,619 shares of common stock.
Promissory Note Payable, Related Parties - In June 2024 the Company entered into a $0.5 million promissory note with a related party. Interest is being accrued at 12% and the note matures on December 3, 2024.
9.        Asset-Backed Secured Promissory Notes
In July 2023, the Company issued Asset-Backed Secured Promissory Notes (the “ABS Promissory Notes”) in an aggregate principal amount of $4.6 million to certain accredited investors (the “Purchasers”) at an original issue discount of 33.33%. The ABS Promissory Notes bear an interest rate of 0% per annum and mature on January 21, 2024 (the “Maturity Date”). The Company received total proceeds of approximately $3.0 million. The Company entered into a Security Agreement providing for a continuing and unconditional security interest in any and all property of the Company. This security interest is subordinate to the Senior Secured Debt described in Note 7. Interest expense for the six months ended June 30, 2024, totaled $0.1 million prior to conversion at the Maturity Date.
On January 21, 2024, pursuant to the side letter, which the parties agreed that upon the Maturity Date, the Company will issue each Purchaser a Convertible Note Payable with the same principal amount as the principal amount of such Purchasers’ ABS Promissory Notes. Pursuance to this side letter the ABS Promissory Notes converted to convertible promissory notes, as described in Note 8. The Company recorded a net loss on extinguishment of debt totaling $0.1 million for the six months ended June 30, 2024.
10.        Fair Value Measurements
The Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with a convertible debt on a recurring basis to determine the fair value of the liabilities.
The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measured at June 30, 2024
(in thousands)	Fair value at June 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$16,864	$-	$-	$16,864

	Fair value measured at December 31, 2023
(in thousands)	Fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$14,447	$-	$-	$14,447
Embedded conversion option	93	-	-	93
Total fair value	$14,540	$-	$-	$14,540
There were no transfers among Levels 1, 2 or 3 during the three and six months ended June 30, 2024, and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g. changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
Warrant Liability
The Company’s liability classified warrants as of June 30, 2024, and the value of initial warrant liability from the June financing, were valued using a probability weighted expected value considering the proposed reverse stock split of the Company's common stock (the "Reverse Stock Split") that will effectuate the exchange of Notes and Common Stock Purchase Warrants for shares of the Company's common stock (the "Note and Warrant Exchange"), and the previous Black Scholes valuation model, with significant value stemming from the Note and Warrant Exchange. Significant inputs under the Note and Warrant Exchange included the expected exchange ratio of 0.90 for $0.04 warrants and 0.85 for $0.067 warrants, the value of the Company’s common stock, the expected timing of the closing of the proxy vote for the Reverse Stock Split of a 500:1 to 300:1 reverse split (estimated by August 15, 2024), and the probability of the Note and Warrant Exchange occurring (85% probability).

The Company’s liability classified warrants as of December 31, 2023 and the value of initial warrant liability from the conversion of the ABS Promissory Notes, were valued using a probability weighted expected value considering the Merger Agreement and the previous Black Scholes valuation model, with significant value stemming from the Merger Agreement. Significant inputs under the Merger Agreement valuation included the expected exchange ratio 0.003, the value of SEPA’s Class A Common Stock, the expected timing of the closing of the Merger, and the probability of the Merger closing.
A summary of the warrant liability activity for the six months ended June 30, 2024, is as follows:

(in thousands, except per share data)	Warrants Outstanding	Fair Value per Share	Fair Value (in thousands)
Balance at December 31, 2023	1,221,308	$0.01	$14,447
Issuance	292,882	0.01	3,633
Exercised warrants	(8,600)	$0.01	—
Gain on remeasurement of warrant liability	-		(1,216)
Balance at June 30, 2024	1,505,590	$0.01	$16,864
11.        Revenue
The disaggregation of revenue is based on type and geographical region. The following table presents revenue from contracts with customers:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$4,920	$31	$4,951	$2,913	$18	$2,931
System revenue	2,112	-	2,112	1,323	79	1,402
License fees and other	-	15	15	75	5	80
Product Revenue	$7,032	$46	$7,078	$4,311	$102	$4,413
Rental Income	84	-	84	262	-	262
Total Revenue	$7,116	$46	$7,162	$4,573	$102	$4,675

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$9,161	$97	$9,258	$5,487	$50	$5,537
System revenue	3,413	71	3,484	2,157	115	2,272
License fees and other	-	20	20	81	15	96
Product Revenue	$12,574	$188	$12,762	$7,725	$180	$7,905
Rental Income	186	-	186	545	-	545
Total Revenue	$12,760	$188	$12,948	$8,270	$180	$8,450
12.        Concentration of Credit Risk and Limited Suppliers
The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in the Company’s production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three and six months ended June 30, 2024, and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Purchases:
Vendor A	32%	13%	20%	17%
Vendor B	n/a	16%	n/a	11%
13.        License and Option Agreement
In March 2024, the Company entered into an exclusive license and option agreement with a third-party licensee in connection with a portfolio of Sanuwave, Inc. patents related to the field of intravascular shockwave applications. The Company received a one-time payment of $2.5 million related to this patent license, which was recorded in other income during the six months ended June 30, 2024. Sanuwave, Inc. granted the Licensee an exclusive license to the Patents and an option to acquire the Patents for an additional one-time payment in the single-digit millions of dollars. If the Licensee does not exercise its option to acquire the Patents during a specified option period, the license terminates and all rights revert back to Sanuwave, Inc.
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
Termination Agreement – In February 2024, the Company entered into a termination agreement with an advisor to agree on termination fees owed with respect to a previous engagement agreement. The Company agreed to a contingent payment of $0.7 million upon the closing of the Merger disclosed in Note 4. Upon the Company's termination of the Merger Agreement in June 2024, the related contingent consideration liability was derecognized.

Acquisition dispute – In May 2021, the Company received notification alleging that it is not in compliance with the license agreement with Celularity entered into in connection with the acquisition of the UltraMIST assets. The Company has settled this dispute in June 2024 for a settlement amount of $2.2 million, which resulted in the removal of $4.0 million in convertible promissory note payable, $2.4 million in accrued interest, $0.9 million of accrued expenses, $0.5 million of other liabilities, and $0.4 million in accounts receivable, which resulted in the recognition of a gain on extinguishment of debt of $5.3 million.

15.        Subsequent Event
On July 18, 2024, the Company commenced the Consent Solicitation from its stockholders with respect to the following proposals which were approved on August 7, 2024:
Proposal 1: To approve an amendment to the Company's Articles of Incorporation to effect a reverse stock split of the Company's outstanding Common Stock at a reverse stock split ratio ranging from any whole number between 1-for-300 and 1-for-500, subject to and as determined by the Board.
Proposal 2: To approve the SANUWAVE Health, Inc. 2024 Equity Incentive Plan.

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
Executive Summary
We continued to realize significant revenue growth during the three months ended June 30, 2024, as compared to the same period in 2023. Revenue for the three months ended June 30, 2024, totaled $7.2 million, an increase of 53%, as compared to $4.7 million for the same period of 2023. Revenue for the six months ended June 30, 2024, totaled $12.9 million, an increase of 53%, as compared to $8.5 million for the same period of 2023.
Net income for the three months ended June 30, 2024, was $6.6 million, or $0.01 per basic and diluted share, compared to a net loss of $7.3 million, or $0.01 per basic and diluted share, for the same period in 2023. The increase in our net income for the three months ended June 30, 2024, was primarily related to an increase in operating income, a decrease in change of fair value of derivative liabilities, and a gain on the extinguishment of debt. For the three months ended June 30, 2024, our operating income totaled $2.0 million, which is an improvement of $1.1 million compared to the same period of 2023.
Net income for the six months ended June 30, 2024, was $2.0 million, or $0.00 per basic and diluted share, compared to a net loss of $20.4 million, or $0.04 per basic and diluted share, for the same period in 2023. The increase in our net income for the six months ended June 30, 2024, was primarily related to an increase in operating income, a decrease in change of fair value of derivative liabilities, a gain on the extinguishment of debt, and a one-time receipt related to a patent license. For the six months ended June 30, 2024, our operating income totaled $0.9 million, which is an improvement of $2.0 million compared to the same period of 2023.
Merger Agreement with SEPA
On August 23, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among SEP Acquisition Corp., a Delaware corporation (“SEPA”), SEP Acquisition Holdings Inc., a Nevada corporation and a wholly owned subsidiary of SEPA. Pursuant to the terms of the Merger Agreement, a business combination between the Company and SEPA was to be effected.
On June 25, 2024, we delivered a notice to SEPA terminating the Merger Agreement. We are exploring alternative options to seek an uplisting to a national exchange, strengthen our financial position, and allow us to achieve a market valuation that we believe is commensurate to the fundamentals of the business.
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
EBITDA and Adjusted EBITDA have their limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are that EBITDA and Adjusted EBITDA:
•Do not reflect every expenditure, future requirements for capital expenditures or contractual commitments.
•Do not reflect all changes in our working capital needs.
•Do not reflect interest expense, or the amount necessary to service our outstanding debt.
As presented in the U.S. GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measure excludes the impact of certain charges that contribute to our net loss (Non-GAAP Adjustments).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net Income/(Loss)	$6,561	$(7,262)	$2,033	$(20,342)
Non-GAAP Adjustments:
Interest expense	3,783	4,381	7,343	8,659
Depreciation and amortization	262	257	480	515
EBITDA	10,606	(2,624)	9,856	(11,168)

Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	(3,717)	3,821	(1,216)	10,618
Other non-cash or non-recurring charges:
Gain on extinguishment of debt	(5,310)	-	(5,205)	-
Severance agreement and legal settlement	-	-	585	-
Release of historical accrued expenses	(579)	(1,250)	(579)	(1,250)
Shares for services	-	224	-	224
License and option agreement	-	-	(2,500)	-
Prepaid legal fees expensed from termination of Merger Agreement	457	$-	$457	$-
Adjusted EBITDA	$1,457	$171	$1,398	$(1,576)

Results of Operations

	For the Three Months Ended					For the Six Months Ended
	June 30,		Change			June 30,		Change
(in Thousands)	2024	2023	$		%	2024	2023	$		%
Revenues:
Total Revenue	$7,162	$4,675	$2,487		53%	$12,948	$8,450	$4,498		53%
Cost of Revenues	1,922	1,202	720		60%	3,506	2,464	1,042		42%
Gross Margin	5,240	3,473	1,767		51%	9,442	5,986	3,456		58%
Gross Margin %	73%	74%	(112)	bps		73%	71%	208	bps
Operating Expenses:
General and administrative	1,839	1,238	601		49%	5,514	3,997	1,517		38%
Selling and marketing	1,034	978	56		6%	2,266	2,390	(124)		-5%
Research and Development	195	139	56		40%	358	270	88		33%
Depreciation and amortization	180	187	(7)		-4%	362	376	(14)		-4%
Operating Income (Loss)	1,992	931	1,061		114%	942	(1,047)	1,989		190%
Other Income (Expense)	4,569	(8,193)	12,762		156%	1,091	(19,295)	20,386		106%
Net Income (Loss)	$6,561	$(7,262)	$13,823		190%	$2,033	$(20,342)	$22,375		110%
Revenues and Gross Margin
Revenues for the three month-period ended June 30, 2024, were $7.2 million compared to $4.7 million for the same period of 2023, an increase of $2.5 million, or 53%. The increase was primarily driven by the continued increased sales of our UltraMIST® system. The increase in revenues was due to an increase in the average selling price of our consumables and parts revenue of 26% year over year, and the remainder of the growth was related to an increase in the number of consumables and systems sold year over year. Gross margin as a percentage of revenue decreased to 73% during the three months ended June 30, 2024, from 74% in the same period of 2023.
Revenues for the six month-period ended June 30, 2024, were $12.9 million compared to $8.5 million for the same period of 2023, an increase of $4.5 million, or 53%. The increase was primarily driven by the continued increased sales of our UltraMIST® system. The increase in revenues was due to an increase in the average selling price of our consumables and parts revenue year over year, and the remainder of the growth was related to an increase in the number of consumables and systems sold year over year. Gross margin as a percentage of revenue increased to 73% during the six months ended June 30, 2024, from 71% in the same period of 2023.
General and Administrative Expenses
General and administrative expenses increased $0.6 million or 49% for the three months ended June 30, 2024, compared with the same period of 2023. The increase for the three months ended June 30, 2024, was primarily due to increased headcount expenses. General and administrative expenses increased $1.5 million, or 38%, for the six months ended June 30, 2024, compared with the same period of 2023. The increase for the six months ended June 30, 2024, was primarily due to severance costs, a non-recurring legal settlement, and increased headcount expenses.
Selling and Marketing Expenses
Selling and marketing expenses increased by $0.1 million, or 6%, for the three months ended June 30, 2024, as compared with the same period of 2023. The increase was primarily due to increased travel expenses as the sales team and activity grew in comparison to the same period of 2023. Selling and marketing expenses decreased by $0.1 million, or 5%, for the six months ended June 30, 2024, as compared with the same period of 2023. The decrease was primarily due to severance payments in the six months ended June 30, 2023, that did not recur during the same period of 2024.

Research and Development Expenses
Research and development expenses increased $0.1 million, or 40%, for the three months ended June 30, 2024, as compared with the same period of 2023. Research and development expenses as a percentage of revenue stayed flat at 3% during the three months ended June 30, 2024, and for the same period in 2023. Research and development expenses increased $0.1 million, or 33%, for the six months ended June 30, 2024, as compared with the same period of 2023. Research and development expenses as a percentage of revenue stayed flat at 3% during the six months ended June 30, 2024, and for the same period in 2023.
Other (Expense)/Income, net

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

Interest expense	$(3,783)	$(4,381)	$598	14%	$(7,343)	$(8,659)	$1,316	15%
Gain on extinguishment of debt	5,310	-	5,310	nm	5,205	-	5,205	nm
Change in fair value of derivatives	3,717	(3,821)	7,538	197%	1,216	(10,618)	11,834	111%
Other income (expense)	(675)	9	(684)	nm	2,013	(18)	2,031	nm
Other income (expense), net	$4,569	$(8,193)	$12,762	156%	$1,091	$(19,295)	$20,386	106%
nm - not meaningful
Other income (expense), net increased by $12.8 million to $4.6 million for the three months ended June 30, 2024, as compared to the same period for 2023. The change was primarily due to a decrease in change in fair value of derivatives expense of $7.5 million, recognition of a non-recurring gain on extinguishment of debt of $5.3 million, and partially offset by $0.5 million of deferred offering costs expense associated with the Merger Agreement and the termination thereof.
Other income (expense), net increased by $20.4 million to $1.1 million for the six months ended June 30, 2024, as compared to the same period for 2023. The increase was primarily due to a decrease in change in fair value of derivatives expense of $11.8 million, recognition of a non-recurring gain on extinguishment of debt of $5.3 million and the receipt of $2.5 million from a third-party license and option agreement.
Liquidity and Capital Resources
Since inception, we have incurred losses from operations each year. As of June 30, 2024, we had an accumulated deficit of $218 million. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The recurring losses from operations, the events of default on our notes payable, and dependency upon future issuances of equity or other financing to fund ongoing operations have raised substantial doubt as to our ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q. We expect to devote substantial resources for the commercialization of UltraMIST and PACE systems which will require additional capital resources to remain a going concern.
Management’s plans may include obtaining additional capital in 2024. We could obtain additional capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to our existing stockholders. In addition, there can be no assurances that our plans to obtain additional capital will be successful on the terms or timeline we expect, or at all. If these efforts are unsuccessful, we may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.

Statement of Cash Flows

	For the six months ended June 30,
(in thousands)	2024	2023
Cash flows provided by (used in) operating activities	$432	$(1,215)
Cash flows used in investing activities	$(206)	$(169)
Cash flows provided by financing activities	$316	$1,426
Cash provided by operating activities during the six months ended June 30, 2024, totaled $0.4 million as compared to cash used by operating activities of $1.2 million in the previous year period. This improvement in cash provided by operations was primarily driven by the receipt of $2.5 million related to a license agreement and option agreement.
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
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2024. Our disclosure controls and procedures were not effective because of the “material weakness” described below.
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
As of June 30, 2024, the Company has still identified the following material weaknesses:
1.The Company lacked expertise and resources to analyze and properly apply U.S. GAAP to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distributing agreements with select vendors.
2.The Company lacked internal resources to analyze and properly apply U.S. GAAP to accounting for financial instruments included in service agreements with select vendors.
3.The Company has failed to design and implement controls around all accounting and IT processes and procedures and, as such, we believe that all its accounting and IT processes and procedures need to be re-designed and tested for operating effectiveness.
As a result, management concluded that its internal control over reporting was not effective as of June 30, 2024.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.
PART II — OTHER INFORMATION
Item 1.          LEGAL PROCEEDINGS.
For information regarding legal proceedings at June 30, 2024, see Note 14 to the condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A.       RISK FACTORS.
There have been no material changes from our risk factors as previously reported in Part I, Item 1A “Risk Factors” in our 2023 Annual Report.
Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES ANDUSE OF PROCEEDS.
None.
Item 3.          DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
Item 4.          MINE SAFETY DISCLOSURES.
Not applicable.

Item 5.          OTHER INFORMATION.
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
Item 6.          EXHIBITS

2.1	Agreement and Plan of Merger, dated as of August 23, 2023, by and among SEP Acquisition Corp., SEP Acquisition Holdings Inc., and SANUWAVE Health, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 23, 2023).

2.2	Amendment Number one to Agreement and Plan of Merger, dated February 27, 2024, by and between SEP Acquisition Corp. and Sanuwave Health, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on February 28, 2024).

2.3	Amendment Number Two to Agreement and Plan of Merger, dated as of April 25, 2024, by and between SEP Acquisition Corp. and Sanuwave Health, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on April 26, 2024).

2.4	Amendment Number Three to Agreement and Plan of Merger, dated as of May 28, 2024, by and between SEP Acquisition Corp. and Sanuwave Health, Inc. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on May 28, 2024).

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 10-SB filed with the SEC on December 18, 2007).

3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).

3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).

3.4	Bylaws (Incorporated by reference to Exhibit 3.02 to the Form 10-SB filed with the SEC on December 18, 2007).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company dated March 14, 2014 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on March 18, 2014).

3.6	Certificate of Amendment to the Articles of Incorporation, dated September 8, 2015 (Incorporated by reference to Exhibit 3.6 to the Form 10-K filed with the SEC on March 30, 2016).

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company dated January 12, 2016 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 19, 2016).

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of the Company dated January 31, 2020 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on February 6, 2020).

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of the Company dated January 31, 2020 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on February 6, 2020).

3.10	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 20, 2020).

3.11	Certificate of Amendment of the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 5, 2021).

3.12	Certificate of Amendment of the Articles of Incorporation, dated January 31, 2023 (Incorporated by reference to Exhibit 3.12 to the Form S-1/A filed with the SEC on January 31, 2023).

4.1	Form of Future Advance Convertible Promissory Note issued to certain purchasers, dated January 21, 2024 (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on January 25, 2024).

4.2	Forms of Common Stock Purchase Warrants issued to certain purchasers, dated January 21, 2024 (Incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on January 25, 2024).

10.1	Securities Purchase Agreement, dated January 21, 2024, by and among the Company and the purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 25, 2024).

10.2	Security Agreement, dated January 21, 2024, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on January 25, 2024).

10.3	Subordination Agreement, dated January 21, 2024, by and among the Company, NH Expansion Credit Fund Holdings LP and certain creditors (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on January 25, 2024).

10.4	Registration Rights Agreement, dated January 21, 2024, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on January 25, 2024).

10.5	Form of waiver letter with purchasers in January 2024 offering (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on January 25, 2024).

10.6	Form of letter agreement with purchasers in January 2024 offering (Incorporated by reference to Exhibit 10.6 to the Form 8-K filed with the SEC on January 25, 2024).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: August 12, 2024	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: August 12, 2024	By:	/s/ Peter Sorensen
Peter Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)