Form 10-Q
period 2024-09-30
SANUWAVE Health, Inc.
filed 2024-11-07
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 6, 2024, there were issued and outstanding 8,534,151 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I -- FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalent	$3,259	$1,797
Accounts receivable, net of allowance of $1,056 and $1,237, as of September 30, 2024 and December 31, 2023, respectively	2,836	3,314
Inventory	3,431	2,951
Prepaid expenses and other current assets	378	1,722
Total Current Assets	9,904	9,784
Property, equipment and other, net	774	938
Intangible assets, net	3,906	4,434
Goodwill	7,260	7,260
Total Non-current Assets	11,940	12,632
Total Assets	$21,844	$22,416

LIABILITIES
Current Liabilities:
Senior secured debt, in default	$24,426	$18,278
Convertible promissory notes payable	4,817	5,404
Convertible promissory notes payable, related parties	2,838	1,705
Asset-backed secured promissory notes payable	-	3,117
Asset-backed secured promissory notes, related parties	-	1,458
Promissory note payable, related party	500	-
Accounts payable	4,137	5,705
Accrued expenses	5,241	5,999
Factoring liabilities	1,938	1,490
Warrant liability	35,509	14,447
Accrued interest	643	5,444
Accrued interest, related parties	952	669
Current portion of contract liabilities	137	92
Other	375	947
Total Current Liabilities	81,513	64,755
Non-current Liabilities
Lease liabilities, less current portion	236	492
Contract liabilities, less current portion	358	347
Total Non-current Liabilities	594	839
Total Liabilities	$82,107	$65,594

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 3,150,062 and 3,041,492 issued and outstanding at September 30, 2024 and December 31, 2023, respectively *	3	3
Additional paid-in capital	178,397	176,979
Accumulated deficit	(238,673)	(220,049)
Accumulated other comprehensive income (loss)	10	(111)
Total Stockholders’ Deficit	(60,263)	(43,178)
Total Liabilities and Stockholders’ Deficit	$21,844	$22,416
* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$9,360	$4,953	$22,308	$13,404
Cost of Revenues	2,293	1,412	5,799	3,876
Gross Margin	7,067	3,541	16,509	9,528

Operating Expenses:
General and administrative	2,545	2,681	8,059	6,678
Selling and marketing	2,202	1,039	4,468	3,430
Research and development	161	165	519	436
Depreciation and amortization	206	187	568	563
Total Operating Expenses	5,114	4,072	13,614	11,107

Operating Income (Loss)	1,953	(531)	2,895	(1,579)

Other Income (Expense):
Interest expense	(3,315)	(2,907)	(9,948)	(10,125)
Interest expense, related party	(346)	(938)	(1,056)	(2,379)
Gain on extinguishment of debt	-	-	5,205	-
Change in fair value of derivative liabilities	(18,849)	(19,325)	(17,633)	(29,943)
Other expense	(106)	-	(893)	(16)
Other income	6	1	2,806	-
Total Other Expense	(22,610)	(23,169)	(21,519)	(42,463)

Net Loss	(20,657)	(23,700)	(18,624)	(44,042)

Other Comprehensive Loss
Foreign currency translation adjustments	-	7	121	(6)
Total Comprehensive Loss	$(20,657)	$(23,693)	$(18,503)	$(44,048)

Net Loss per share:
Basic and Diluted *	$(6.49)	$(9.95)	$(5.92)	$(24.15)
Weighted average shares outstanding:
Basic and Diluted *	3,185	2,381	3,146	1,823
* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Three Months Ended September 30, 2024
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of June 30, 2024	3,150,062	$3	$178,397	$(218,016)	$10	$(39,606)
Net loss	-	-	-	(20,657)	-	(20,657)

Balances as of September 30, 2024	3,150,062	$3	$178,397	$(238,673)	$10	$(60,263)

Three Months Ended September 30, 2023
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of June 30, 2023	1,497,700	$2	$153,824	$(214,584)	$(80)	$(60,838)
Shares issued for settlement of debt	1,238,509	1	18,576	-	-	18,577
Foreign currency translation adjustment	-	-	-	-	7	7
Net loss	-	-	-	(23,700)	-	(23,700)

Balances as of September 30, 2023	2,736,209	$3	$172,400	$(238,284)	$(73)	$(65,954)
* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Nine Months Ended September 30,
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2023	3,041,492	$3	$176,979	$(220,049)	$(111)	$(43,178)
Shares issued for settlement of warrants	14,440	-	6	-	-	6
Shares issued for settlement of debt	94,130	-	1,412	-	-	1,412
Foreign currency translation adjustment	-	-	-	-	121	121
Net loss	-	-	-	(18,624)	-	(18,624)

Balances as of September 30, 2024	3,150,062	$3	$178,397	$(238,673)	$10	$(60,263)

Nine Months Ended September 30, 2023
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2022	1,463,300	$1	$153,298	$(194,242)	$(67)	$(41,010)
Shares issued for services	34,400	1	526	-	-	527
Shares issued for settlement of debt	1,238,509	1	18,576	-	-	18,577
Foreign currency translation adjustment	-	-	-	-	(6)	(6)
Net loss	-	-	-	(44,042)	-	(44,042)

Balances as of September 30, 2023	2,736,209	$3	$172,400	$(238,284)	$(73)	$(65,954)
* Reflects a one-for-three hundred seventy five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows - Operating Activities:
Net Loss	$(18,624)	$(44,042)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	736	780
Bad debt expense	16	547
Shares issued for services	-	224
Gain on extinguishment of debt	(5,205)	-
Change in fair value of derivative liabilities	17,633	29,943
Amortization of debt issuance costs and original issue discount	4,792	5,656
Accrued interest	2,749	5,529
Changes in operating assets and liabilities
Accounts receivable	66	253
Inventory	(480)	(844)
Prepaid expenses and other assets	225	(487)
Accounts payable	(1,013)	464
Accrued expenses	763	(1,326)
Contract liabilities	56	50
Net Cash Provided by (Used in) Operating Activities	1,714	(3,253)

Cash Flows - Investing Activities
Proceeds from sale of property and equipment	-	13
Purchase of property and equipment	(254)	(169)
Net Cash Flows Used in Investing Activities	(254)	(156)

Cash Flows - Financing Activities
Proceeds from convertible promissory notes	-	1,202
Payment of note payable	(2,175)	-
Proceeds from convertible notes payable	1,300	-
Proceeds from promissory note payable, related party	500	-
Proceeds from bridge notes advance	-	2,994
Proceeds (Payments) from factoring, net	449	(710)
Payments of principal on finance leases	(193)	(130)
Net Cash Flow (Used in) Provided by Financing Activities	(119)	3,356

Effect of Exchange Rates on Cash	121	(5)

Net Change in Cash During Period	1,462	(58)

Cash at Beginning of Period	1,797	1,153
Cash at End of Period	$3,259	$1,095
Supplemental Information:
Cash paid for interest	$3,189	$984

Non-cash Investing and Financing Activities:
Shares issued for settlement of debt	1,412	-
Write off deferred merger costs	1,226	-
Warrants issued in conjunction with convertible promissory notes	3,633	570
Conversion of convertible notes payable to common stock	-	18,577
Capitalize default interest into senior secured debt	3,850	-
Conversion of asset-based secured promissory notes to convertible promissory notes	4,584	-
Embedded conversion feature on convertible promissory notes payable	-	(520)
Common shares issued for advisory shares	-	302

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
The financial information as of September 30, 2024, and for the three and nine months ended September 30, 2024, and 2023 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024.
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
Reverse Stock Split - All share numbers, including the number of shares underlying warrants, options and convertible debt, and per share amounts presented in these financial statements, including these footnotes reflect a one-for-three hundred seventy five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024 (the "Reverse Stock Split"). The Company's authorized shares of common and preferred stock along with the par value did not change. No fractional shares will be issued as a result of the reverse stock split. Any fractional shares that would have resulted from the reverse stock split will be settled in cash. The reverse stock split will affect all common stockholders uniformly and will not alter any stockholder's percentage interest in the Company's common stock, except to the extent that the reverse stock split results in some stockholders experiencing an adjustment of a fractional share as described above.
2.        Going Concern
The events of default on the Company’s senior secured debt as of September 30, 2024 and the working capital deficit have raised substantial doubt as to our ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q. We may be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so, and/or the terms of any financing may not be advantageous to us.
The continuation of our business is dependent upon raising additional capital. We expect to devote substantial resources for the commercialization of UltraMIST and PACE systems which will require additional capital resources to remain a going concern.
Management’s plans may include obtaining additional capital in 2024. The Company could obtain additional capital through the conversion of outstanding warrants, issuance of common or preferred stock, securities convertible into common stock, or secured or unsecured debt. These possibilities, to the extent available, may be on terms that result in significant dilution to the Company’s existing stockholders. In addition, there can be no assurances that any plans to obtain additional capital will be successful on the terms or timeline the Company expects, or at all. If these efforts are unsuccessful, the Company may be required to significantly curtail or discontinue operations or, if available, obtain funds through financing transactions with unfavorable terms.
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
Revenue Recognition - The core principle of Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company allocates the transaction price to all contractual performance obligations included in the contract. If a contract has more than one performance obligation, we allocate the transaction price to each performance obligation based on stand-alone selling price, which depicts the amount of consideration we expect to be entitled in exchange for satisfying each performance obligation. The Company recognizes revenue primarily from the following types of contracts:
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
Deferred Offering Costs - Deferred stock offering costs represent amounts paid for legal, consulting, and other offering expenses directly attributable to the offering of securities in conjunction with the recapitalization under the Merger Agreement (as defined in Note 4), as defined and further described in Note 4, and are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all the costs would be expensed. In June 2024, the Company terminated the Merger Agreement and the deferred offering costs of $0.5 million were expensed.
Recent Accounting Pronouncements - In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures which will require companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). The pronouncement is effective for annual filings for the year ended December 31, 2024. The Company is still assessing the impact of the adoption of this standard but does not expect it to have a material impact on its results of operations, financial position or cash flows.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No.

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

4. Merger Agreement
On August 23, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SEP Acquisition Corp., a Delaware corporation (“SEPA”), and SEP Acquisition Holdings Inc., a Nevada corporation and a wholly owned subsidiary of SEPA. Pursuant to the terms of the Merger Agreement, a business combination between the Company and SEPA was to be effected.
On June 25, 2024, the Company delivered a notice to SEPA terminating the Merger Agreement.
5.      Net Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three and nine months ended September 30, 2024 and 2023. The weighted average number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted average shares outstanding
Common shares	3,150	2,323	3,103	1,765
Common shares issuable assuming exercise of nominally priced warrants	35	58	43	58
Weighted average shares outstanding	3,185	2,381	3,146	1,823
Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for each the three and nine months ended September 30, 2024 and 2023, all potentially dilutive shares in such periods were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

	Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023
Common stock options	42	51
Common stock purchase warrants	3,963	2,951
Convertible notes payable, including interest	621	599
	4,626	3,601

6.        Accrued Expenses
Accrued expenses consist of the following:

(in thousands)	September 30, 2024	December 31, 2023
Registration penalties	$1,583	$1,583
License fees	-	892
Board of directors fees	1,192	942
Employee compensation	2,098	2,298
Other	368	284
	$5,241	$5,999
7.        Senior Secured Debt, In Default
The following table summarizes outstanding senior secured debt, in default:

	September 30, 2024				December 31, 2023
(in thousands)	Principal	Debt Discount	Carrying Value	Accrued Interest	Principal	Debt Discount	Carrying Value	Accrued Interest
Senior secured debt	$26,613	$(2,187)	$24,426	-	$21,562	$(3,284)	$18,278	$3,206
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
In February 2022, the Company entered into a Second Amendment to Note and Warrant Purchase and Security Agreement (the “Second NWPSA”) for $3.0 million, for a total of $18.0 million outstanding. Along with the issuance of the note, the Company also issued warrants to purchase 43,200 shares of common stock with an exercise price of $67.50 and 54,933 shares of common stock.
Interest is charged at the greater of the prime rate or 3% plus 9%. The principal increases at a rate of 3% of the outstanding principal balance (PIK interest) on each quarterly interest payment date. The original maturity date of the Senior Secured Note is September 20, 2025, and it can be prepaid.
In March 2024, the Company entered into a Consent, Limited Waiver and Fifth Amendment to Note and Warrant Purchase and Security Agreement (the “Fifth Amendment”). The Fifth Amendment provides (i) consent to enter into a License and Option Agreement and consummation of a License and Option Transaction a waiver of any event of default that may occur under the NWPSA, because of the License and Option Agreement or License and Option Transaction and (iii) amended the NWPSA to release certain patents from the collateral. The Fifth Amendment also provides for a forbearance of exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of another event of default under the NWPSA or (y) April 30, 2024. During the forbearance period, the outstanding obligations under the NWPSA continue to accrue interest at the default rate.
As of September 30, 2024, the Company is in default on the minimum liquidity provisions in the Senior Secured Note and, as a result, it is classified in current liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2024, the Company was accruing interest at the default interest rate of an incremental 5%.

The debt issuance costs, and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note.
The following table summarizes the amortization and interest expense related to the Senior Secured Note:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amortization of debt issuance costs and debt discount, included in interest expense	$0.5	$0.5	$1.4	$1.4
Interest expense	$2.1	$1.8	$6.1	$5.1
On July 15, 2024, the Company entered into the Sixth Amendment to Note and Warrant Purchase and Security Agreement (the “Sixth Amendment”), which was a modification of debt. The Sixth Amendment added, as of June 30, 2024, a consent fee of $0.7 million to the principal amount of the Senior Secured Note issued pursuant to the NWPSA. On and after April 1, 2024, for each fiscal quarter during which any interest is payable in cash, deferred interest and default interest shall be calculated based on the principal amount of the Senior Secured Note as of the beginning of the quarter and shall include any default interest accrued to date. The Sixth Amendment also provides for a forbearance of exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of another event of default under the NWPSA or (y) December 31, 2024. During the forbearance period, the outstanding obligations under the NWPSA continue to accrue interest at the default rate.

8.        Promissory Notes Payable
The following two tables summarize outstanding notes payable as of September 30, 2024, and December 31, 2023:

	As of September 30, 2024
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Remaining Embedded Conversion Option	Carrying Value
Historical convertible promissory notes payable, related parties, in default	$37.50	1,373	-	-	1,373
Convertible notes payable	$15.00	6,056	(1,401)	162	4,817
Convertible notes payable, related parties	$15.00	1,662	(240)	43	1,465
Total Convertible Promissory Notes Payable		$9,091	$(1,641)	$205	$7,655

	As of December 31, 2023
(In thousands, except conversion price)	Conversion Price	Principal	Remaining Debt Discount	Carrying Value
Acquisition convertible promissory note, in default	$37.50	4,000	-	4,000
Historical convertible promissory note, related party, in default	$37.50	1,373	-	1,373
Convertible notes payable	$15.00	2,639	(1,235)	1,404
Convertible notes payable, related parties	$15.00	450	(118)	332
Total Convertible Promissory Notes Payable		$8,462	$(1,353)	$7,109
Convertible Notes Payable and Convertible Notes Payable, Related Parties –In August 2022, November 2022, May 2023, December 2023, January 2024, and June 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”), for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an

aggregate principal amount of approximately $16.2 million in August 2022, approximately $4.0 million in November 2022, $1.2 million in May 2023, $1.9 million in December 2023, $4.6 million in January 2024 related to the conversion of the Asset-Backed Secured Promissory Notes (described in Note 9) and $1.3 million in June 2024 (ii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $25.13 per share and (iii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $15.00 per share. Interest expense for the three and nine months ended September 30, 2024, totaled $1.5 million and $4.3 million, respectively. Interest expense for the three and nine months ended September 30, 2023, totaled $1.3 million and $6.0 million, respectively.
The Notes have a term of 12 months from the date of issue. Pursuant to the Notes, the Company promised to pay in cash and/or in shares of common stock, at a conversion price of $15.00 (the “Conversion Price”), the principal amount and interest at a rate of 15% per annum on any outstanding principal. The Conversion Price of the Notes is subject to adjustment, including if the Company issues or sells shares of common stock for a price per share less than the Conversion Price of the Notes or if the Company lists its shares of common stock on The Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing is less than $15.00 per share; provided, however, that the Conversion Price shall never be less than $3.75. The Notes contain customary events of default and covenants, including limitations on incurrence of indebtedness and liens.
In May 2024 the Company utilized its election to convert the May issued Notes into shares of common stock upon the Notes' maturity. The May notes totaling $1.2 million in principal and $0.2 million interest were converted to 0.1 million shares of common stock.
Promissory Note Payable, Related Parties - In June 2024 the Company entered into a $0.5 million promissory note with a related party. Interest is being accrued at 12% and the note matures on December 3, 2024.
9.        Asset-Backed Secured Promissory Notes
In July 2023, the Company issued Asset-Backed Secured Promissory Notes (the “ABS Promissory Notes”) in an aggregate principal amount of $4.6 million to certain accredited investors (the “Purchasers”) at an original issue discount of 33.33%. The ABS Promissory Notes bear an interest rate of 0% per annum and mature on January 21, 2024 (the “Maturity Date”). The Company received total proceeds of approximately $3.0 million. The Company entered into a Security Agreement providing for a continuing and unconditional security interest in any and all property of the Company. This security interest is subordinate to the Senior Secured Debt described in Note 7. Interest expense for the nine months ended September 30, 2024, totaled $0.1 million prior to conversion at the Maturity Date.
On January 21, 2024, pursuant to the side letter, the Company issued each Purchaser a Convertible Note Payable with the same principal amount as the principal amount of such Purchasers’ ABS Promissory Notes. Pursuance to this side letter the ABS Promissory Notes converted to convertible promissory notes, as described in Note 8. The Company recorded a net loss on extinguishment of debt totaling $0.1 million for the nine months ended September 30, 2024.
10.        Fair Value Measurements
The Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with a convertible debt on a recurring basis to determine the fair value of the liabilities.

The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measured at September 30, 2024
(in thousands)	Fair value at September 30, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$35,509	$-	$-	$35,509
Embedded conversion option	205	-	-	205
Total fair value	$35,714	$-	$-	$35,714

	Fair value measured at December 31, 2023
(in thousands)	Fair value at December 31, 2023	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$14,447	$-	$-	$14,447
Embedded conversion option	93	-	-	93
Total fair value	$14,540	$-	$-	$14,540
There were no transfers among Levels 1, 2 or 3 during the three and nine months ended September 30, 2024, and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.
Warrant Liability
The Company’s liability classified warrants as of September 30, 2024, and the value of the initial warrant liability from the June financing, were valued using a probability weighted expected value considering the proposed reverse stock split of the Company's common stock (the "Reverse Stock Split") that will effectuate the exchange of Notes and Common Stock Purchase Warrants for shares of the Company's common stock (the "Note and Warrant Exchange"), and the previous Black Scholes valuation model, with significant value stemming from the Note and Warrant Exchange. Significant inputs under the Note and Warrant Exchange included the expected exchange ratio of 0.90 for $15.00 warrants and 0.85 for $25.13 warrants, the value of the Company’s common stock, the expected timing of the Reverse Stock Split effectuating, and the probability of the Note and Warrant Exchange occurring (90% probability).

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

A summary of the warrant liability activity for the nine months ended September 30, 2024, is as follows:

(in thousands, except per share data)	Warrants Outstanding	Fair Value per Share	Fair Value (in thousands)
Balance at December 31, 2023	3,257	$4.44	$14,447
Issuance	781	4.65	3,633
Exercised warrants	(23)	3.75	-
Loss on remeasurement of warrant liability	-		17,429
Balance at September 30, 2024	4,015	$8.84	$35,509
Embedded Conversion Option Liability
Certain convertible notes include a conversion option that meets the definition of a derivative liability and, accordingly, is required to be bifurcated. The fair value for the conversion option liability was valued using a probability weighted expected value considering the proposed Reverse Stock Split of the Company's common stock that will effectuate the Note and Warrant Exchange, and the previous Black Scholes valuation model, with significant value stemming from the Note and Warrant Exchange. Significant inputs under the Note and Warrant Exchange included the expected exchange ratio of 0.90 for $15.00 warrants and 0.85 for $25.13 warrants, the value of the Company’s common stock, the expected timing of the Reverse Stock Split effectuating, and the probability of the Note and Warrant Exchange occurring (90% probability).
A summary of the conversion option liability activity for the nine months ended September 30, 2024, is as follows:

(in thousands, except per share data)	Conversion Options Outstanding
Balance at December 31, 2023	$93
Loss on remeasurement of conversion liability	112
Balance at September 30, 2024	$205
11.        Revenue
The disaggregation of revenue is based on type and geographical region. The following table presents revenue from contracts with customers:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$5,611	$9	$5,620	$3,133	$25	$3,158
System revenue	3,649	12	3,661	1,607	18	1,625
License fees and other	-	10	10	38	-	38
Product Revenue	$9,260	$31	$9,291	$4,778	$43	$4,821
Rental Income	69	-	69	132	-	132
Total Revenue	$9,329	$31	$9,360	$4,910	$43	$4,953

	Nine Months Ended September 30,			Nine Months Ended September 30, 2023
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$14,773	$106	$14,879	$8,620	$76	$8,696
System revenue	7,061	83	7,144	3,763	132	3,895
License fees and other	-	30	30	121	15	136
Product Revenue	$21,834	$219	$22,053	$12,504	$223	$12,727
Rental Income	255	-	255	677	-	677
Total Revenue	$22,089	$219	$22,308	$13,181	$223	$13,404
12.        Concentration of Credit Risks and Limited Suppliers
Major customers are defined as customers whose accounts receivable or sales individually consist of more than 10% of trade receivables or total sales, respectively. The percentage of accounts receivable from major customers of the Company for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Customer A	15%	n/a	n/a	n/a
The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in the Company’s production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three and nine months ended September 30, 2024, and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Purchases:
Vendor A	33%	22%	25%	19%
Vendor B	n/a	23%	n/a	16%
Vendor C	n/a	20%	n/a	10%
13.        License and Option Agreement

In March 2024, the Company entered into an exclusive license and option agreement (the "Patent License") with a third-party licensee in connection with a portfolio of patents related to the field of intravascular shockwave applications. The Company received a one-time payment of $2.5 million related to this Patent License, which was recorded in other income during the nine months ended September 30, 2024. The Company granted the Licensee an exclusive license to the patents and an option to acquire the patents for an additional one-time payment in the mid single-digit millions of dollars for a period of 3 years following the effective date of the Agreement. Upon acquisition of the patents, the Licensee will distribute any resulting proceeds to the Company, including but not limited to any royalties, license fees, settlement payments, or other proceeds generated from the licensing or assertion of the patents, in accordance with a revenue sharing agreement. If the Licensee does not exercise its option to acquire the Patents during a specified option period of 3 years from the effective date of the Agreement, the license terminates, a supplement license fee is owed, and all rights revert back to the Company.

Contingent Consideration - The Company considers such royalties, license fees, settlement payments, or other proceeds as variable or contingent consideration. The Company determined that the amount of variable consideration would be constrained until the period the uncertainty related to the consideration is relieved.

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
15.        Subsequent Events
Consent and Limited Waiver
On October 17, 2024, the Company entered into a Consent and Limited Waiver to Note and Warrant Purchase and Security Agreement (the “Consent and Limited Waiver”) with respect to that certain NWPSA, with the noteholders party thereto (the “Holders”) and NH Expansion Credit Fund Holdings LP, as agent (the “Agent”). The Agent and the Holders agreed to continue to forbear upon exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of an event of default and (y) December 31, 2024. The Consent and Limited Waiver also consents to the repayment in full of amounts owed to HealthTronics, Inc. (“HealthTronics”) pursuant to the Convertible Promissory Note, dated as of August 6, 2020, by and between the Company and HealthTronics, in the original principal amount of approximately $1.4 million (the “HealthTronics Note”); the Private Placement (as defined below) and the Reverse Stock Split if the Company has at least $5.0 million of liquidity following such transactions, which is required pursuant to the minimum liquidity covenant in the NWPSA. The Agent and the Holders have also agreed that any existing event of default that exists due to the Company’s failure to meet the minimum liquidity covenant will be waived if the conditions set forth in the Consent and Limited Waiver, including at least $5.0 million of liquidity following such transactions, are met. As a condition to the effectiveness of the Consent and Limited Waiver, the Agent exercised, on a cashless basis, all warrants issued by the Company to the Agent in exchange for the issuance of 146,302 shares (the “NWPSA Shares”) of the Company’s common stock following the Reverse Stock Split.
Private Placement of Common Stock
On October 16, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with the purchasers (the “Purchasers”), for the private placement (the “Private Placement”) of approximately 1.3 million shares (the “Shares”) of common stock at a purchase price of $8.25 per share, in each case, after adjustment to reflect the Reverse Stock Split. The Private Placement closed on October 18, 2024, and aggregate gross proceeds were approximately $10.3 million, before deducting offering expenses.

The Company used the net proceeds from the Private Placement to pay all amounts owed pursuant to the Consent and Limited Waiver and that certain letter agreement, dated as of August 8, 2024, between the Company and HealthTronics with respect to the HealthTronics Note, and intends to use the remaining net proceeds for working capital and general corporate purposes, which may include the repayment of other indebtedness.

In addition, on October 16, 2024, the Company and the Purchasers entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file the registration statement with the SEC on or before December 17, 2024 (subject to certain exceptions) for purposes of registering the resale of the Placement Shares, to use its commercially reasonable efforts to have such registration statement declared effective within the time period set forth in the Registration Rights Agreement, and to keep the registration statement effective until the date that all Placement Shares have been sold, thereunder or pursuant to Rule 144.

The HealthTronics Note was paid in full on October 22, 2024 and all related defaults were thus cured.

Note and Warrant Exchange
On October 18, 2024, effective upon the implementation of the Reverse Stock Split, the Company issued an aggregate of 3,989,456 shares of common stock in exchange for all outstanding Notes and Common Stock Purchase Warrants (“Warrants”) issued by the Company in private placements in August 2022, November 2022, May 2023, December 2023, January 2024 and June 2024. Pursuant to the Note and Warrant Exchange, (i) each outstanding Note was fully accelerated to maturity (with 15% interest paid on the outstanding principal) and then converted (per the terms of the Note) into shares of common stock at $15.00 per share, (ii) each Warrant with an exercise price of $15.00 per share was exchanged for 0.0024 shares of Common Stock per share subject to such Warrant, and (iii) each Warrant with an exercise price of $25.13 per share was exchanged for approximately 0.0023 shares of Common Stock per share subject to such Warrant.

2024 Equity Incentive Plan
On October 18, 2024, the Company registered approximately 1.4 million shares of common stock available for issuance under the 2024 Equity Incentive Plan.

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
Executive Summary
We continued to realize significant revenue growth during the three months ended September 30, 2024, as compared to the same period in 2023. Revenue for the three months ended September 30, 2024, totaled $9.4 million, an increase of 89%, as compared to $5.0 million for the same period of 2023. Revenue for the nine months ended September 30, 2024, totaled $22.3 million, an increase of 66%, as compared to $13.4 million for the same period of 2023.
Net loss for the three months ended September 30, 2024, was $20.7 million compared to a net loss of $23.7 million for the same period in 2023. The decrease in our net loss for the three months ended September 30, 2024, was primarily related to an increase in operating income and a decrease in change of fair value of derivative liabilities. For the three months ended September 30, 2024, our operating income totaled $2.0 million, which is an improvement of $2.5 million compared to the same period of 2023.
Net loss for the nine months ended September 30, 2024, was $18.6 million, compared to a net loss of $44.0 million for the same period in 2023. The decrease in our net loss for the nine months ended September 30, 2024, was primarily related to an increase in operating income, a decrease in change of fair value of derivative liabilities, a gain on the extinguishment of debt, and a one-time receipt related a third-party license and option agreement. For the nine months ended September 30, 2024, our operating income totaled $2.9 million, which is an improvement of $4.5 million compared to the same period of 2023.
All share numbers, including the number of shares underlying warrants, options and convertible debt, and per share amounts presented in these financial statements, including these footnotes reflect a one-for-three hundred seventy five (1:375) reverse stock split of the Company's common stock effected on October 18, 2024 (the "Reverse Stock Split"). The Company's authorized shares of common and preferred stock along with the par value did not change. No fractional shares will be issued as a result of the reverse stock split. Any fractional shares that would have resulted from the reverse stock split will be settled in cash. The reverse stock split will affect all common stockholders uniformly and will not alter any stockholder's percentage interest in the Company's common stock, except to the extent that the reverse stock split results in some stockholders experiencing an adjustment of a fractional share as described above.
Non-GAAP Financial Measures
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present certain financial measures that facilitate management's review of the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). These financial measures are considered "non-GAAP financial measures" and are intended to supplement, and should not be considered as superior to, or a replacement for, financial measures presented in accordance with U.S. GAAP.
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
As presented in the U.S. GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measure excludes the impact of certain charges that contribute to our net loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Net Income/(Loss)	$(20,657)	$(23,700)	$(18,624)	$(44,042)
Non-GAAP Adjustments:
Interest expense	3,661	3,845	11,004	12,504
Depreciation and amortization	256	266	736	780
EBITDA	(16,740)	(19,589)	(6,884)	(30,758)

Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	18,849	19,325	17,633	29,943
Other non-cash or non-recurring charges:
Gain on extinguishment of debt	-	-	(5,205)	-
Severance agreement and legal settlement	-	-	585	-
Release of historical accrued expenses	-	-	(579)	(1,250)
Shares for services	-	-	-	224
License and option agreement	-	-	(2,500)	-
Prepaid legal fees expensed from termination of Merger Agreement	-	-	457	-
Adjusted EBITDA	$2,109	$(264)	$3,507	$(1,841)

Results of Operations

	For the Three Months Ended					For the Nine Months Ended
	September 30,		Change			September 30,		Change
(in thousands)	2024	2023	$		%	2024	2023	$		%
Revenues:
Total Revenue	$9,360	$4,953	$4,407		89%	$22,308	$13,404	$8,904		66%
Cost of Revenues	2,293	1,412	881		62%	5,799	3,876	1,923		50%
Gross Margin	7,067	3,541	3,526		100%	16,509	9,528	6,981		73%
Gross Margin %	76%	71%	401	bps		74%	71%	292	bps
Operating Expenses:
General and administrative	2,545	2,681	(136)		(5%)	8,059	6,678	1,381		21%
Selling and marketing	2,202	1,039	1,163		112%	4,468	3,430	1,038		30%
Research and Development	161	165	(4)		-2%	519	436	83		19%
Depreciation and amortization	206	187	19		10%	568	563	5		1%
Operating Income (Loss)	1,953	(531)	2,484		-468%	2,895	(1,579)	4,474		283%
Other Income (Expense)	(22,610)	(23,169)	559		2%	(21,519)	(42,463)	20,944		49%
Net Income (Loss)	$(20,657)	$(23,700)	$3,043		13%	$(18,624)	$(44,042)	$25,418		58%
Revenues and Gross Margin
Revenues for the three month-period ended September 30, 2024, were $9.4 million compared to $5.0 million for the same period of 2023, an increase of $4.4 million, or 89%. The increase was primarily driven by the continued increased sales of our UltraMIST® system. The increase in revenues was partially due to an increase in the average selling price of our consumables and parts revenue of 26% year over year, and the remainder of the growth was related to an increase in the number of consumables and systems sold year over year. Gross margin as a percentage of revenue increased to 76% during the three months ended September 30, 2024, from 71% in the same period of 2023.
Revenues for the nine month-period ended September 30, 2024, were $22.3 million compared to $13.4 million for the same period of 2023, an increase of $8.9 million, or 66%. The increase was primarily driven by the continued increased sales of our UltraMIST® system. The increase in revenues was due to an increase in the average selling price of our consumables and parts revenue year over year, and the remainder of the growth was related to an increase in the number of consumables and systems sold year over year. Gross margin as a percentage of revenue increased to 74% during the nine months ended September 30, 2024, from 71% in the same period of 2023.
General and Administrative Expenses
General and administrative expenses decreased $0.1 million or 5% for the three months ended September 30, 2024, compared with the same period of 2023. The decrease for the three months ended September 30, 2024, was primarily due to a decrease in insurance and consulting costs. General and administrative expenses increased $1.4 million, or 21%, for the nine months ended September 30, 2024, compared with the same period of 2023. The increase for the nine months ended September 30, 2024, was primarily due to severance costs, a non-recurring legal settlement, increased headcount expenses.
Selling and Marketing Expenses
Selling and marketing expenses increased by $1.2 million, or 112%, for the three months ended September 30, 2024, as compared with the same period of 2023. The increase was primarily due to increased head count and commission expenses as the sales team and activity grew in comparison to the same period of 2023. Selling and marketing expenses increased by $1.0 million, or 30%, for the nine months ended September 30, 2024, as compared with the same period of 2023. The increase was primarily due to increased head count and commission expenses as the sales team and activity grew in comparison to the same period of 2023.

Research and Development Expenses
Research and development expenses decreased slightly for the three months ended September 30, 2024, as compared with the same period of 2023. Research and development expenses as a percentage of revenue decreased to 1.7% during the three months ended September 30, 2024, compared to 3.3% for the same period in 2023. Research and development expenses increased $83,000, or 19%, for the nine months ended September 30, 2024, as compared with the same period of 2023. Research and development expenses as a percentage of revenue decreased to 2.3% during the nine months ended September 30, 2024, compared to 3.2% for the same period in 2023.
Other (Expense)/Income, net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%

Interest expense	$(3,661)	$(3,845)	$184	5%	$(11,004)	$(12,504)	$1,500	12%
Gain on extinguishment of debt	-	-	-	nm	5,205	-	5,205	nm
Change in fair value of derivatives	(18,849)	(19,325)	476	2%	(17,633)	(29,943)	12,310	41%
Other (expense) income	(100)	1	(101)	nm	1,913	(16)	1,929	nm
Other (expense), net	$(22,610)	$(23,169)	$559	2%	$(21,519)	$(42,463)	$20,944	49%
nm - not meaningful
Other expense decreased by $0.6 million to $22.6 million for the three months ended September 30, 2024, as compared to the same period for 2023. The change was primarily due to a decrease in change in fair value of derivatives expense of $0.5 million.
Other expense decreased by $20.9 million to $21.5 million for the nine months ended September 30, 2024, as compared to the same period for 2023. The decrease was primarily due to a decrease in change in fair value of derivatives expense of $12.3 million, recognition of a non-recurring gain on extinguishment of debt of $5.3 million and the receipt of $2.5 million from a third-party license and option agreement.
Liquidity and Capital Resources
Since inception, we have incurred losses from operations each year. As of September 30, 2024, we had an accumulated deficit of $239 million. Historically, our operations have primarily been funded from the sale of capital stock, notes payable, and convertible debt securities. The events of default on our senior secured debt and working capital deficit have raised substantial doubt as to our ability to continue as a going concern for a period of at least twelve months from the filing of this Form 10-Q. We expect to devote substantial resources for the commercialization of the UltraMIST and PACE systems which will require additional capital resources to remain a going concern.
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

Statement of Cash Flows

	For the nine months ended September 30,
(in thousands)	2024	2023
Cash flows provided by (used in) operating activities	$1,714	$(3,253)
Cash flows used in investing activities	$(254)	$(156)
Cash flows provided by (used in) financing activities	$(119)	$3,356
Cash provided by operating activities during the nine months ended September 30, 2024, totaled $1.7 million as compared to cash used by operating activities of $3.3 million in the previous year period. This improvement in cash provided by operations was primarily driven by the receipt of $2.5 million related to a license agreement and option agreement, the increase in revenues, and improvements in operations management including accounts receivable, inventory and accounts payable.
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
Derivative Liabilities from Embedded Conversion Options and Warrants
The Company classified certain convertible instruments as having embedded conversion options which qualified as derivative financial instruments to be separately accounted for. The Company also further determined that certain warrants also qualified as derivative financial instruments. Various valuation models were used to estimate the fair value of these derivative financial instruments that are classified as derivative liabilities on the condensed consolidated balance sheets. The models include subjective input assumptions that can materially affect the fair value estimates and as such are subject to uncertainty. Our significant input assumptions are discussed in Note 10 to the condensed consolidated financial statements.

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
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2024. Our disclosure controls and procedures were not effective because of the “material weakness” described below.

We had identified three material weaknesses in internal control over financial reporting from prior periods that remain unremediated. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because the items described below could have resulted in material misstatement of our annual or interim financial statements, we determined each constitutes a material weakness.

As of September 30, 2024, the Company has still identified the following material weaknesses:
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
3.The Company has failed to implement controls around the following accounting processes: Equity, Financial Reporting, Accounts Payable, Expenses, Revenue, Accounts Receivable, Tax, Cash, Debt, Fixed Assets, Inventory, Commissions, Entity-Level, Human Resources/Payroll, and IT processes: change management, operations, access security. As such, we believe that accounting and IT processes and procedures need to be tested for operating effectiveness.

As a result, management concluded that its internal control over reporting was not effective as of September 30, 2024.

Remediation Plan

Management is fully committed to addressing the material weaknesses in our internal controls and has implemented several key initiatives to strengthen them. To that end, the Company has continued to implement and enhance appropriate internal controls and contracted with CliftonLarsonAllen, LLP starting in the third quarter 2023 to conduct a valuation engagement. This engagement aims to provide an estimated conclusion of value and a summary, restricted appraisal report to assist management in determining the fair value of warrants to purchase the Company’s stock, embedded derivatives, and other interests.

Additionally, we engaged a third-party consultant to help design and document our internal controls and conduct a thorough risk assessment of our financial reporting processes. We plan to remediate and implement these controls for high-risk processes throughout 2024. We have also hired a highly experienced Director of Internal Audit to review, adjust, as needed, and test our internal controls and ensure they function as intended.We recently acquired GRC (Governance, Risk, and Compliance) software from Workiva to support these efforts. Furthermore, we plan to hire additional personnel and segregate certain duties to enhance our control activities and effectively mitigate risks. Until we fully remediate the material weaknesses, we will perform additional analyses and procedures to ensure our consolidated financial statements comply with U.S. GAAP. We remain vigilant in identifying any additional material weaknesses that may arise and are prepared to adjust our remediation strategies as needed.

We are collaborating with an external vendor to enhance our IT general controls over our enterprise resource planning system. This initiative aims to establish a robust framework for executing IT general controls, addressing weaknesses in our internal controls, and providing a solid framework for future testing.

The existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.
PART II — OTHER INFORMATION
Item 1.          LEGAL PROCEEDINGS.
For information regarding legal proceedings at September 30, 2024, see Note 14 to the condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A.       RISK FACTORS.
There have been no material changes from our risk factors as previously reported in Part I, Item 1A “Risk Factors” in our 2023 Annual Report.
Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

Item 3.          DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
Item 4.          MINE SAFETY DISCLOSURES.
Not applicable.
Item 5.          OTHER INFORMATION.
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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

SANUWAVE HEALTH, INC.

Dated: November 7, 2024	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Peter Sorensen
Peter Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)