Form 10-Q
period 2025-03-31
SANUWAVE Health, Inc.
filed 2025-05-08
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to
Commission File Number 000-52985
SANUWAVE Health, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1176000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11495 Valley View Road Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)
(952) 656-1029
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SNWV	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 5, 2025, there were issued and outstanding 8,555,616 shares of the registrant’s common stock, $0.001 par value per share.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“SANUWAVE,” the “Company,” “we,” “us,” and “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding: results of operations, liquidity, and operations, restrictions and new regulations on our operations and processes; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST® and PACE®; success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or the cost of our products; timing of clinical studies and any eventual U.S. Food and Drug Administration ("FDA") approval of new products and new uses of our current products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 20, 2025. Other risks and uncertainties are and will be disclosed in the Company’s subsequent SEC filings, including this Quarterly Report on Form 10-Q. These and many other factors could affect the Company’s future financial condition and operating results and cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. The Company undertakes no obligation to revise or update any forward-looking statements. The following information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 20, 2025.
Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$8,501	$10,237
Accounts receivable, net of allowance of $1,180 and $1,147, respectively	3,866	3,329
Inventory	5,457	4,149
Prepaid expenses and other current assets	1,007	682
Total Current Assets	18,831	18,397
Non-Current Assets:
Property and equipment, net	449	303
Right of use assets, net	761	429
Intangible assets, net	3,554	3,730
Goodwill	7,260	7,260
Total Non-current Assets	12,024	11,722

Total Assets	$30,855	$30,119

LIABILITIES
Current Liabilities:
Senior secured debt	$26,037	$25,305
Accounts payable	4,151	3,728
Accrued expenses	3,581	4,678
Warrant liability	13,008	8,107
Current portion of lease liabilities	262	301
Current portion of contract liabilities	193	193
Other	36	33
Total Current Liabilities	47,268	42,345
Non-current Liabilities:
Lease liabilities, less current portion, net of incentives	568	191
Contract liabilities, less current portion	311	300
Total Non-current Liabilities	879	491
Total Liabilities	$48,147	$42,836

Commitments and Contingencies (Footnote 17)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D designated, respectively; no shares issued and outstanding at March 31, 2025 and December 31, 2024	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 8,548,473 and 8,543,686 issued and outstanding at March 31, 2025 and December 31, 2024, respectively *	9	9
Additional paid-in capital	239,786	238,685
Accumulated deficit	(257,097)	(251,421)
Accumulated other comprehensive loss	10	10
Total Stockholders’ Deficit	(17,292)	(12,717)
Total Liabilities and Stockholders’ Deficit	$30,855	$30,119
* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024.
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended March 31,
	2025	2024

Revenue	$9,342	$5,786
Cost of Revenues	1,958	1,584
Gross Margin	7,384	4,202

Operating Expenses:
General and administrative	4,467	3,675
Selling and marketing	1,531	1,232
Research and development	208	163
Depreciation and amortization	192	182
Total Operating Expenses	6,398	5,252

Operating Income (Loss)	986	(1,050)

Other Income (Expense):
Interest expense	(1,852)	(3,237)
Interest expense, related party	-	(323)
Loss on extinguishment of debt	-	(105)
Change in fair value of derivative liabilities	(4,901)	(2,501)
Other expense	(1)	(102)
Other income	92	2,790
Total Other Expense	(6,662)	(3,478)

Net Loss	$(5,676)	$(4,528)

Other Comprehensive Loss
Foreign currency translation adjustments	-	111
Total Comprehensive Loss	$(5,676)	$(4,417)

Loss per Share:
Basic and Diluted *	$(0.66)	$(1.46)
Weighted average shares outstanding
Basic and Diluted *	8,547,675	3,099,335
* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024.
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Three Months Ended March 31, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2024	8,543,686	$9	$238,685	$(251,421)	$10	$(12,717)
Stock-based compensation	4,787	-	1,101	-	-	1,101
Net loss	-	-	-	(5,676)	-	(5,676)

Balances as of March 31, 2025	8,548,473	$9	$239,786	$(257,097)	$10	$(17,292)

Three Months Ended March 31, 2024
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2023	3,041,492	$3	$176,979	$(220,049)	$(111)	$(43,178)
Foreign currency translation adjustment	-	-	-	-	111	111
Net loss	-	-	-	(4,528)	-	(4,528)

Balances as of March 31, 2024	3,041,492	$3	$176,979	$(224,577)	$-	$(47,595)
* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024.
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows - Operating Activities:
Net loss	$(5,676)	$(4,528)
Adjustments to reconcile net loss to net cash used by operating activities
Stock-based compensation	975	-
Depreciation and amortization	209	136
Amortization of right to use leases	65	82
Reserve for credit losses	33	147
Loss on extinguishment of debt	-	105
Change in fair value of derivative liabilities	4,901	2,501
Amortization of debt issuance and debt discounts	530	1,553
Accrued interest and accrued interest, related party	-	955
Changes in operating assets and liabilities
Accounts receivable	(570)	152
Inventory	(1,308)	490
Prepaid expenses and other assets	(325)	192
Accounts payable	423	(643)
Accrued expenses and contract liabilities	(774)	(42)
Net Cash Flows (Used in) Provided by Operating Activities	(1,517)	1,100

Cash Flows - Investing Activities
Purchase of property and equipment	(162)	(114)
Net Cash Flows Used in Investing Activities	(162)	(114)

Cash Flows - Financing Activities
Proceeds from factoring, net	-	71
Payments of principal on finance leases	(57)	(29)
Net Cash Flows (Used in) Provided by Financing Activities	(57)	42

Effect of Exchange Rates on Cash	-	111

Net Change in Cash During Period	(1,736)	1,139

Cash at Beginning of Period	10,237	1,797
Cash at End of Period	$8,501	$2,936

Supplemental Information:
Cash paid for interest	$1,118	$971

Non-cash Investing and Financing Activities:
Capitalize interest into senior secured debt	202	-
Stock options granted in lieu of cash bonus	117	-
Leased assets obtained in exchange for lease liabilities	430	-
Warrants issued in conjunction with convertible promissory notes	-	2,784
Conversion of asset-backed secured promissory notes to convertible promissory notes	-	4,584
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The financial information as of March 31, 2025, and for the three months ended March 31, 2025, and 2024 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025.
The condensed consolidated balance sheet on December 31, 2024, has been derived from the audited consolidated financial statements at that date but does not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025 (the “2024 Annual Report”).
Reverse Stock Split - All share numbers, including the number of shares underlying warrants, options and convertible debt, and per share amounts presented in these condensed consolidated financial statements, including these footnotes, reflect a one-for-three hundred seventy five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024 (the "Reverse Stock Split"). The Company's authorized shares of common and preferred stock along with the par value did not change. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were settled in cash. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder's percentage interest in the Company's common stock, except to the extent that the Reverse Stock Split resulted in some stockholders experiencing an adjustment of a fractional share as described above.
Reclassification - Certain accounts in the prior period condensed consolidated balance sheets and statement of cash flows have been reclassified to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported operating results.
2.        Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred recurring operating losses in prior years, has negative working capital, and its Senior Secured Note becomes due in September 2025, which raises substantial doubt as to its ability to continue as a going concern for a period of 12 months from the filing of this Form 10-Q.
During the three months ended March 31, 2025, and prior fiscal year ended December 31, 2024, the Company achieved operating income, reflecting a significant improvement in its financial performance. This turnaround is attributable to several strategic initiatives, primarily revenue growth initiatives and a capital raise from a private placement in October 2024, which have positively impacted the Company's operations.
Despite the positive operating income in the current year, the Company continues to monitor its financial position closely.
In addition to the operational improvements, the Company is addressing its financial obligations, including the significant portion of debt that is coming due in September 2025. Management is actively engaged in discussions with lenders and financial institutions to refinance this debt, which would extend the maturity of the debt and provide additional liquidity to support ongoing operations and strategic initiatives.
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
3.        Summary of Significant Accounting Policies
Significant accounting policies followed by the Company are summarized below and should be read in conjunction with those described in Note 3 of the consolidated financial statements in our 2024 Annual Report.
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
Significant estimates include the recording of allowances for credit losses, the net realizable value of inventory, fair value of goodwill and other intangible assets, the determination of the valuation allowances for deferred taxes, litigation contingencies, stock-based compensation, incremental borrowing rate, and the estimated fair value of financial instruments, including warrants.
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
Other Revenue - Other revenue primarily includes warranties, repairs, and billed freight. The Company allocates the device sales price to the product and the embedded warranty by reference to the stand alone extended warranty price. Warranty revenue is recognized over the time that the Company satisfies its performance obligations, which is generally the warranty term. Repairs (parts and labor) and billed freight revenue are recognized at the point in time that the service is performed, or the product is shipped, respectively.

Stock-based compensation - The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation—Stock Compensation”. Stock-based compensation expense is recognized for all share-based payment awards based on the grant-date fair value. The Company grants the following types of equity awards:

Time-based or service awards, which vest based on continued service over a specified period. These awards are valued using the Black-Scholes option pricing model (for stock options) or the grant-date fair value of the underlying common stock (for restricted stock units).
Performance-based awards, which vest upon the achievement of pre-established internal performance targets. These awards are valued using the Black-Scholes option pricing model.
Market-based awards, which vest upon the attainment of defined market conditions, such as stock price milestones. These awards are valued using a Monte Carlo simulation model.
The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for time-based awards, on a straight-line basis over the requisite service period for performance-based awards when it is probable that the associated performance condition will be satisfied, and on a straight-line basis over the requisite service period for market-based awards irrespective of likelihood that the associated market condition will be satisfied. Forfeitures are recognized as they occur. Compensation expense is included in the same functional expense categories as the related employee payroll costs.
Leases
The Company accounts for leases in accordance with ASC Topic 842, "Leases". At the commencement date of a lease, the Company recognizes a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months. Short-term leases (those with an original term of 12 months or less) are not recorded on the balance sheet; lease expense for these is recognized on a straight-line basis over the lease term.

Lease liabilities are measured at the present value of future lease payments using the Company’s incremental borrowing rate unless the implicit rate is readily determinable. ROU assets are measured at the initial lease liability, adjusted for lease incentives, initial direct costs, and any prepaid or accrued lease payments.

Lease Incentives

Lease incentives received from lessors, such as rent-free periods or reimbursement for leasehold improvements, are recognized as a reduction to the ROU asset at lease commencement. These incentives are amortized on a straight-line basis over the lease term, consistent with the amortization of the ROU asset. Incentives that are paid directly to the Company or on its behalf are included in the measurement of the ROU asset and reduce the total lease cost recognized over the lease term.
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
Recently adopted accounting pronouncements
ASU 2023-09, Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 prospectively in the first quarter of 2025. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial position or results of operations.
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
On June 25, 2024, the Company delivered a notice to SEPA terminating the Merger Agreement.
5.       Allowance for Credit Losses
The Company maintains an allowance for credit losses to cover estimated losses on accounts receivable. The allowance is based on the Company's assessment of various factors, including historical loss experience, the age of receivables, current economic conditions, and the creditworthiness of customers. The allowance for credit losses is reviewed and adjusted as necessary at each reporting date.
The roll-forward of the allowance for credit losses is as follows:

(in thousands)	Three Months Ended March 31, 2025
Allowance for credit losses, December 31, 2024	$1,147
Provision for credit losses	33
Write-offs	-
Allowance for credit losses, March 31, 2025	$1,180
6.      Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Finished goods	$382	$386
Parts and accessories	5,075	3,763
Total Inventory	$5,457	$4,149
7.        Leases
Operating lease commitments - On March 27, 2025, the Company entered into a new operating lease agreement for its new headquarters in Eden Prairie, Minnesota. The lease term commenced on March 28, 2025, and extends for a period of 5.5 years, expiring on August 30, 2030. The lease includes an option to renew for an additional 5 years at the Company's discretion.
Lease payments - Under the terms of the lease, the Company is obligated to make monthly lease payments starting September 1, 2025, with an annual escalation of 3.5% starting on September 1, 2026. The total minimum lease payments over the initial lease term amount to approximately $1.4 million.
Right-of-use asset and lease liability - In accordance with ASC 842, "Leases," the Company recognized a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheets as of March 28, 2025. The initial measurement of the right-of-use asset and lease liability was $0.4 million, which represents the present value of the lease payments over the lease term, discounted at the Company's incremental borrowing rate of 11.5%.
Lease-incentive - As part of a new office lease agreement, the Company is entitled to receive reimbursement payments from the lessor as a lease incentive. These payments, totaling $586 thousand, are intended to offset certain costs associated with leasehold improvements.
Under ASC 842, lease incentives are accounted for as a reduction of the right-of-use asset and recognized over the lease term. As of March 31, 2025, the Company recorded a short-term lease liability debit balance of $0.5 million for the new office lease, reflecting future reimbursements from the lessor. This balance is classified net with long-term lease liabilities on the condensed consolidated balance sheet and will be amortized as a reduction to lease expense over the remaining lease term.

Estimated future reimbursement payments and timing used in recording the new office lease are as follows:

Date	Reimbursement payment (in thousands)
5/15/2025	$228
6/15/2025	228
7/15/2025	130
Total	$586
Lease expense - For the three months ended March 31, 2025, the Company recognized lease expense of $21 thousand related to this operating lease, which is included in general and administrative expenses in the condensed consolidated statements of comprehensive loss.
As of March 31, 2025, the maturities of the Company’s operating leases, which have initial or remaining lease terms more than one year, consist of the following:

(in thousands)	Operating Leases

2025	$(399)
2026	345
2027	328
2028	282
2029	292
Thereafter	199
Total Lease Payments	1,047

Imputed interest	(401)

Present value of lease liabilities	$646

The weighted-average useful life of operating leases at March 31, 2025, is 4.3 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

8.        Senior Secured Debt
The following table summarizes outstanding senior secured debt:

	March 31, 2025			December 31, 2024
(in thousands)	Principal	Debt Discount	Carrying Value	Principal	Debt Discount	Carrying Value
Senior secured debt	$27,100	$(1,063)	$26,037	$26,898	$(1,593)	$25,305
Senior secured promissory note payable (“Senior Secured Note”) –In August 2020, the Company entered into a Note and Warrant Purchase and Security Agreement (the “NWPSA”). In accordance with the NWPSA, the Company issued a $15 million Senior Secured Promissory Note Payable (the “Senior Secured Note”) and a warrant exercisable for shares of the Company’s common stock in exchange for cash to support operations, repay outstanding debt and close on the acquisition of the UltraMIST assets from Celularity Inc. (Celularity) among other transactions.
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
On October 17, 2024, the Company entered into a Consent and Limited Waiver to Note and Warrant Purchase and Security Agreement (the “Consent and Limited Waiver”) with the noteholders party thereto (the “Holders”) and NH Expansion

Credit Fund Holdings LP, as agent (the “Agent”). The Agent and the Holders agreed to continue to forbear upon exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of an event of default and (y) December 31, 2024. The Consent and Limited Waiver also consents to the repayment in full of amounts owed to HealthTronics, Inc. (“HealthTronics”) pursuant to the Convertible Promissory Note, dated as of August 6, 2020, by and between the Company and HealthTronics, in the original principal amount of approximately $1.4 million; gross proceeds from the sale of common stock of at least $9.0 million in a private placement (for further details on this private placement transaction, see Note 16 on the 2024 Annual Report) and the Reverse Stock Split if the Company has at least $5.0 million of liquidity following such transactions, which is required pursuant to the minimum liquidity covenant in the NWPSA. The Agent and the Holders have also agreed that any existing event of default that exists due to the Company’s failure to meet the minimum liquidity covenant will be waived if the conditions set forth in the Consent and Limited Waiver, including at least $5.0 million of liquidity following such transactions, are met. As a condition to the effectiveness of the Consent and Limited Waiver, the Agent exercised, on a cashless basis, all warrants issued by the Company to the Agent in exchange for the issuance of 146,302 shares of the Company’s common stock following the Reverse Stock Split.
As of March 31, 2025, the Company is in compliance with all covenants in the Senior Secured Note.
The debt issuance costs, and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note.

	Three Months Ended
(In millions)	March 31, 2025	March 31, 2024
Amortization of debt issuance costs and debt discount, included in interest expense	$0.5	$0.5
Interest expense	$1.8	$1.9
9.        Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Registration penalties	$1,583	$1,583
Board of directors fees	351	249
Employee compensation	1,016	2,232
Other	631	614
	$3,581	$4,678
10.        Fair Value Measurements
The Company uses various inputs to measure the outstanding warrants on a recurring basis to determine the fair value of the liabilities. The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measured at March 31, 2025
(in thousands)	Fair value at March 31, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$13,008	$-	$-	$13,008

	Fair value measured at December 31, 2024
(in thousands)	Fair value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$8,107	$-	$-	$8,107
There were no transfers among Levels 1, 2 or 3 during the three months ended March 31, 2025, and 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.
Warrant Liability
The Company's liability classified warrants as of March 31, 2025, and December 31, 2024, were valued using the Black Scholes valuation model.
Significant Black Scholes valuation model inputs related to the Company’s warrants are listed below:

	March 31, 2025	December 31, 2024
Weighted average expected life in years	0.61	0.85
Weighted average volatility	80%	91%
Value of underlying shares	$35.37	$22.76
Weighted average risk free interest rate	4.11%	4.10%
Expected dividend yield	0%	0%
A summary of the Level 3 warrant activity for the three months ended March 31, 2025, is as follows:

(in thousands, except per share data)	Warrants Outstanding	Fair Value per Share	Warrant Liability Fair Value
Balance at December 31, 2024	390	$20.79	$8,107
Change in fair value	-		4,901
Balance at March 31, 2025	390	$33.35	$13,008
11.        Promissory Notes Payable
Convertible Notes Payable and Convertible Notes Payable, Related Parties - In August 2022, November 2022, May 2023, December 2023, January 2024, and June 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $16.2 million in August 2022, $4.0 million in November 2022, $1.2 million in May 2023, $1.9 million in December 2023, $4.6 million in January 2024 related to the conversion of the Asset-Backed Secured Promissory Notes, and $1.3 million in June 2024 (ii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $25.13 per share and (iii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $15.00 per share. Interest expense for the three months ended March 31, 2025, and March 31, 2024, totaled $0 and $1.6 million, respectively.
Pursuant to the Notes, the Company promised to pay in cash and/or in shares of common stock, at a conversion price of $15.00 (the “Conversion Price”), the principal amount and interest at a rate of 15% per annum on any outstanding principal. The Conversion Price of the Notes was subject to adjustment, including if the Company issued or sold shares of common stock for a price per share less than the Conversion Price of the Notes or if the Company listed its shares of common stock on The Nasdaq Capital Market and the average volume weighted average price of such common stock for the five trading days preceding such listing was less than $15.00 per share; provided, however, that the Conversion Price was never less than $3.75. The Notes contained customary events of default and covenants, including limitations on incurrences of indebtedness and liens. The Notes had a term of 12 months from the date of issue.
In May 2024, the Company utilized its election to convert the May Notes into shares of common stock upon the Notes' maturity. The May Notes totaling $1.2 million in principal and $0.2 million interest were converted to 94,126 shares of common stock.
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
Acquisition Convertible promissory notes payable - In August 2020, the Company entered into an asset purchase agreement with Celularity to acquire Celularity’s UltraMIST assets. A portion of the aggregate consideration of $24 million paid for the assets included the issuance of a promissory note to Celularity in the principal amount of $4 million (the “Seller Note”). The Seller Note matured on August 6, 2021, and was not repaid. The Company’s failure to pay the outstanding principal balance when due constituted an event of default under the terms of the Seller Note and, accordingly, it began accruing additional interest of 5.0% in addition to the 12.0% initial rate, as of the date of the default. As of December 31, 2024, the Seller Note had outstanding accrued interest of $0. This Seller Note was settled in 2024 for a cash payment of $2.2 million.
Convertible promissory notes payable, related party - In August 2020, the Company issued a convertible promissory note payable in the amount of $1.4 million. The note matured on August 6, 2021, and was not repaid and thus was in default. As of December 31, 2024, the note had outstanding accrued interest of $0.
The convertible promissory note was settled in 2024 for a cash payment of $1.4 million, which resulted in a gain on the extinguishment of debt of $0.8 million and a reduction in accrued interest of $0.8 million.
12.        Revenue
The disaggregation of revenue is based on type and geographical region. The following table presents revenue from contracts with customers:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$6,078	$10	$6,088	$4,241	$66	$4,307
System revenue	3,198	-	3,198	1,301	71	1,372
License fees and other	-	5	5	-	5	5
Product Revenue	$9,276	$15	$9,291	$5,542	$142	$5,684
Rental Income	51	-	51	102	-	102
Total Revenue	$9,327	$15	$9,342	$5,644	$142	$5,786
13.        Stock-Based Compensation
On August 7, 2024, the stockholders of the Company approved the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the issuance of up to 1,376,556 shares of common stock. Stock options granted under the 2024 Plan include service-based, performance-based, and market-based awards. Service-based stock options generally vest over a three-year period, expire 10 years from the date of grant, and are forfeited upon separation from the Company. Performance-based stock options vest upon the achievement of pre-established financial or operational performance criteria, as determined by the Company’s Board of Directors or Compensation Committee. These awards expire five years from the date of grant and are subject to forfeiture if the performance goals are not achieved within the specified performance period. Market-based stock options vest upon the attainment of certain market conditions, such as specified stock price targets, and also expire five years after the grant date. The fair value of market-based awards is estimated using a Monte Carlo simulation model.
All awards under the 2024 Plan are subject to the terms and conditions of the Plan and the individual award agreements.
During the three months ended March 31, 2025, the Company granted performance- and market-based awards to two employees which provide for the vesting of up to 55,500 shares of common stock. Vesting is contingent upon the achievement of specified performance or market conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition.
The performance conditions include the achievement of (a) specific revenue recognized (12,750 shares), (b) specific adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets (12,750 shares), (c) listing on NASDAQ (10,000 shares), and (d) the refinancing or repayment of certain debt obligations (10,000 shares). The market condition relates to the attainment of a defined stock price target (10,000 shares).
As of March 31, 2025, the Company concluded that the performance conditions related to revenue, adjusted EBITDA, and debt repayment were not probable of achievement, and accordingly, no compensation expense was recognized for those awards. The NASDAQ listing condition was achieved during the quarter, and the related compensation expense was recognized.
The market condition has not been met as of March 31, 2025, however, compensation expense for the market-based award is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied. If the condition is achieved prior to the end of the service period, any unrecognized expense will be recognized immediately.
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
The following table presents stock compensation expense recognized by the Company for the three months ended March 31, 2025. Total unrecognized compensation cost related to equity awards as of March 31, 2025 was $8.9 million and is expected to be recognized over the next 2.75 years. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

Three Months Ended March 31,
(in thousands)	2025
Cost of sales	9
General and administrative	792
Selling and marketing	158
Research and development	16
Total expense	$975

The following table presents a summary of stock options award activity during the three months ended March 31, 2025:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	1,137	$15.97	9.5	$9,305
Granted	176	27.42	7.8	1,393
Forfeited	(80)		0.0	-
Outstanding, March 31, 2025	1,233	$17.37	9.1	$22,883
Exercisable, March 31, 2025	207	$21.82	7.5	$3,499

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three months ended March 31, 2025 was based on the closing price of the Company's common stock on the date of the grant. Expected volatility was based on 100% of the historical realized volatilities of peer companies. The risk-free interest rate was based on the implied yield for U.S. Treasury zero-coupon issue with the remaining term equal to the expected term. The expected holding period was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company's policy is to recognize forfeitures as they occur.
The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three months ended March 31, 2025 are summarized in the table below:

Three Months Ended March 31,
2025
Fair value at grant date	$27.47
Expected volatility	62%
Risk-free interest rate	4%
Expected holding period, in years	5.45
Dividend yield	0%
14.       Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three months ended March 31, 2025, and 2024. The weighted average number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Weighted average shares outstanding
Common shares	8,548	3,041
Common shares issuable assuming exercise of nominally priced warrants	-	58
Weighted average shares outstanding	8,548	3,099
Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for each of the three months ended March 31, 2025, and March 31, 2024, all potentially dilutive shares in such periods were anti-dilutive and therefore excluded from the computation of diluted net loss per share.

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Common stock options	1,233	43
Common stock purchase warrants	390	3,807
Convertible notes payable, including interest	-	758
	1,623	4,608
15.        Concentration of Credit Risk and Limited Suppliers
The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in the Company’s production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three months ended March 31, 2025, and 2024 were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Purchases:
Vendor A	25%	-%
Vendor B	13%	-%
16.        License and Option Agreement
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
17.        Commitments and Contingencies
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
18.        Segment Information
The Company operates in one reportable segment engaged in the design and sale of medical devices.
The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Maker (“CODM”) assesses performance for the reportable segment and decides how to allocate resources primarily based on gross profit that is also reported on the consolidated statements of comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
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
Management has determined that Morgan Frank, CEO, is the CODM.

The following table sets forth our condensed consolidated statements of comprehensive loss used by the CODM:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$9,342	$5,786
Cost of Revenues	1,958	1,584
Gross Margin	7,384	4,202
Operating Expenses:
General and administrative	4,467	3,675
Selling and marketing	1,531	1,232
Research and development	208	163
Depreciation and amortization	192	182
Total Operating Expenses	6,398	5,252
Total Other Expense	(6,662)	(3,478)
Net Loss	$(5,676)	$(4,528)

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the SEC on March 20, 2025 (the “2024 Annual Report”).
Executive Summary
We continued to realize significant revenue growth during the three months ended March 31, 2025, as compared to the same period in 2024. Revenue for the three months ended March 31, 2025, totaled $9.3 million, an increase of 61%, as compared to $5.8 million for the same period of 2024.
Net loss for the three months ended March 31, 2025, was $5.7 million compared to a net loss of $4.5 million for the same period in 2024. The increase in our net loss for the three months ended March 31, 2025, was primarily related to an increase in change of fair value of derivative liabilities. For the three months ended March 31, 2025, our operating income totaled $1.0 million, which is an improvement of $2.0 million compared to the same period of 2024.
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

	Three Months Ended March 31,
(in thousands)	2025	2024

Net (Loss) Income	$(5,676)	$(4,528)
Non-GAAP Adjustments:
Interest expense	1,852	3,560
Depreciation and amortization	274	218
EBITDA	(3,550)	(750)

Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	4,901	2,501
Other non-cash or infrequent charges:
Stock-based compensation	975	-
Loss on extinguishment of debt	-	105
Severance agreement and legal settlement	-	585
License and option agreement	-	(2,500)
Adjusted EBITDA	$2,326	$(59)
Results of Operations

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Revenue	$9,342	$5,786	$3,556	61%
Cost of revenue	1,958	1,584	374	24%
Gross margin	7,384	4,202	3,182	76%
Gross margin %	79%	73%
Operating expenses:
General and administrative	4,467	3,675	792	22%
Selling and marketing	1,531	1,232	299	24%
Research and development	208	163	45	28%
Depreciation and amortization	192	182	10	5%
Operating income (loss)	986	(1,050)	2,036	194%
Other expense, net	(6,662)	(3,478)	(3,184)	-92%
Net loss	$(5,676)	$(4,528)	$(1,148)	-25%
Revenue
Revenues for the three months ended March 31, 2025, were $9.3 million, compared to $5.8 million for the same period of 2024, an increase of $3.6 million or 61%. The increase in net sales was primarily driven by the growth in quantity of UltraMIST® disposables and systems sold as well as a strategic focus on price discipline. The quantity of UltraMIST® disposables sold increased by 32% in the three months ended March 31, 2025, as compared to the same period of 2024. The quantity of UltraMIST® systems sold increased by 128% in the three months ended March 31, 2025, as compared to the same period of 2024. Pricing of the UltraMIST® system and disposables also showed growth in the three months ended March 31, 2025, as compared to the same period of 2024; the average selling price of disposables increased 8% in the three months ended March 31, 2025, and the average selling price of systems increased 8% in the three months ended March 31,

2025. Revenue from UltraMIST® totaled 99% of total revenue in the three months ended March 31, 2025, and over 90% in the same period of 2024.
Cost of Revenue
Cost of revenues for the three months ended March 31, 2025, was $2.0 million, compared to $1.6 million for the same period of 2024. Gross profit as a percentage of revenues was 79% for the three months ended March 31, 2025, compared to 73% for the same period in 2024. This increase in gross margin was largely driven by improved pricing initiatives on our UltraMIST® systems and applicators.
General and Administrative
General and administrative expenses for the three months ended March 31, 2025, were $4.5 million as compared to $3.7 million for the same period of 2024, an increase of $0.8 million, or 22%. The increase in the three months ended March 31, 2025, as compared to the same period of 2024, was primarily due to non-cash charges for stock-based compensation expense totaling $0.8 million.
Selling and Marketing
Selling and marketing expenses for the three months ended March 31, 2025, were $1.5 million as compared to $1.2 million for the same period of 2024, an increase of $0.3 million, or 24%. The year-over-year increase in sales and marketing expenses in the three months ended March 31, 2025, was largely driven by increased headcount and non-cash charges for stock-based compensation.
Research and Development
Research and development expenses for each of the three months ended March 31, 2025, and March 31, 2024, were $0.2 million. The research and development costs in the three months ended March 31, 2025, remained approximately consistent with the costs in the same period of 2024.
Other Income (Expense), net
Other expense, net consists of the following:

	Three Months Ended March 31,		Change
	2025	2024	$	%

Interest expense	$(1,852)	$(3,560)	$1,708	48%
Change in fair value of derivative liabilities	(4,901)	(2,501)	(2,400)	(96%)
Loss on extinguishment of debt	-	(105)	105	nm
Other expense	(1)	(102)	101	99%
Other income	92	2,790	(2,698)	(97%)
Other expense, net	$(6,662)	$(3,478)	$(3,184)	(92%)
nm - not meaningful
Other expenses totaled $6.7 million for the three months ended March 31, 2025, as compared to $3.5 million for the same period of 2024, an increase of $3.2 million. The increase was primarily driven by a decrease in other income of $2.7 million and an increased loss from the change in the fair value of derivative liabilities of $2.4 million, partially offset by a decrease in interest expense of $1.7 million. The change in fair value of derivative liability relates to valuation of warrants previously issued by the Company. Other income for the three months ended March 31, 2024 mainly consists of the one-time payment of $2.5 million related to the Patent License as described in Note 16.
Liquidity and Capital Resources
Since inception, we have incurred losses from operations each year. As of March 31, 2025, we had an accumulated deficit of $257.1 million. Historically, our operations have primarily been funded from the sale of capital stock, issuances of notes payable, and convertible debt securities.

The Company has incurred recurring operating losses in prior years, has negative working capital, and the Senior Secured Note becomes due in September 2025, which raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the filing of the Form 10-Q.

During the current and prior fiscal year, the Company has achieved operating income, reflecting a significant improvement in its financial performance. The Company is addressing its financial obligations, including the significant portion of debt that is coming due in September 2025. Management is actively engaged in discussions with lenders and financial institutions to refinance this debt, which would extend the maturity of the debt and provide additional liquidity to support ongoing operations and strategic initiatives.

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
The following table presents summarized cash flow information:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows (used in) provided by operating activities	$(1,517)	$1,100
Cash flows used in investing activities	$(162)	$(114)
Cash flows (used in) provided by financing activities	$(57)	$42
Cash used in operating activities for the three months ended March 31, 2025, totaled $1.5 million and consisted primarily of a net loss of $5.7 million and a decrease in net operating assets of $2.5 million, partially offset by non-cash charges of $4.9 million related to a change in the fair value of derivative liabilities, $1.0 million related to stock-based compensation expense, and $0.5 million related to amortization of debt issuance and debt discounts. Net operating assets consisted primarily of inventory, accrued expenses, and accounts receivable to support the growth of our operations.
Cash provided by operating activities for the three months ended March 31, 2024 totaled $1.1 million and consisted primarily of a net loss of $4.5 million, partially offset by non-cash charges of $2.5 million related to a change in the fair value of derivative liabilities and $1.6 million related to amortization of debt issuance and debt discounts, as well as the receipt of $2.5 million related to the License and Option Agreement, as further discussed in Note 16 to the financial statements.
Critical Accounting Estimates
We have used various accounting policies to prepare the condensed consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 3 to the consolidated financial statements in Part II Item 8. “Financial Statements and Supplementary Data” in our 2024 Annual Report on Form 10-K filed with the SEC on March 20, 2025.
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
The following accounting estimates are deemed critical:
Litigation Contingencies
We may be involved in legal actions involving product liability, intellectual property and commercial disputes, tax disputes, and governmental proceedings and investigations. The outcomes of these legal actions are not completely within our control and may not be known for prolonged periods of time. In some actions, the enforcement agencies or private claimants seek damages that could require significant expenditures or result in lost revenues or limit our ability to conduct business in the applicable jurisdictions. Estimating probable losses from our litigation and governmental proceedings is inherently difficult, particularly when the matters are in early procedural stages, with incomplete scientific facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, or punitive damages; or could result in a change in business practice. The Company records a liability in the condensed consolidated financial statements for loss contingencies when a loss is known or considered probable, and the amount may be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. Our significant legal proceedings are discussed in Note 17 to the condensed consolidated financial statements.
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
Segment and Geographic Information
We have determined that we have one operating segment. Our revenues are generated from sales primarily in the United States. International sales include sales in Europe, Canada, the Middle East, Central America, South America, Asia, and Asia/Pacific. All significant expenses are generated in the United States and all significant assets are in the United States. For further information on the Company's operating segment, refer to Note 18 to the condensed consolidated financial statements.
Effects of Inflation
Our assets are, to an extent, liquid in nature, so they are not significantly affected by inflation. However, the rate of inflation, which remains elevated, affects expenses such as employee compensation, office space leasing costs and research and development charges, which may not be readily recoverable. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
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
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2025.
As of March 31, 2025, the Company identified the following material weaknesses:

The Company lacked internal controls over key accounting and IT processes, including Equity, Financial Reporting, Accounts Payable, Expenses, Revenue, Accounts Receivable, Tax, Cash, Debt, Fixed Assets, Inventory, Commissions, Entity-Level Controls, Human Resources/Payroll, and IT General Controls (change management, operations, and access security). The Company lacked expertise and resources to analyze and properly apply U.S. GAAP to complex and non-routine transactions such as complex financial instruments and derivatives and complex sales distributing agreements with select vendors. The Company lacked internal resources to analyze and properly apply U.S. GAAP to account for financial instruments included in service agreements with select vendors.

As a result, management concluded that its internal control over financial reporting was not effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.
PART II — OTHER INFORMATION
Item 1.          LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2025, see Note 17 to the condensed consolidated financial statements, which information is incorporated herein by reference.

Item 1A.       RISK FACTORS
There have been no material changes from our risk factors as previously reported in Part I, Item 1A “Risk Factors” in our 2024 Annual Report.
Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.          DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.          MINE SAFETY DISCLOSURES
Not applicable.
Item 5.          OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 10-SB filed with the SEC on December 18, 2007).
3.2	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Appendix A to the Definitive Schedule 14C filed with the SEC on October 16, 2009).
3.3	Certificate of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit A to the Definitive Schedule 14C filed with the SEC on April 16, 2012).
3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on March 7, 2025).
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

3.9	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 20, 2020).
3.10	Certificate of Amendment of the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 5, 2021).
3.11	Certificate of Amendment of the Articles of Incorporation, dated January 31, 2023 (Incorporated by reference to Exhibit 3.12 to the Form S-1/A filed with the SEC on January 31, 2023).
3.12	Certificate of Amendment of the Articles of Incorporation, effective as of October 18, 2024 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 18, 2024).
10.1†	Separation and Release Agreement, dated January 13, 2025, between Timothy Hendricks and the Company (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 15, 2025).
10.2
Lease, effective as of March 27, 2025, between Sanuwave, Inc. and Henry Kumagai, Trustee of the Kumagai Family Trust U/A Dated May 11, 2010 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 31, 2025).

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
*Filed herewith.
† Certain confidential information contained in this agreement has been omitted because it is both not material and is the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: May 8, 2025	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ Peter Sorensen
Peter Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)