Form 10-Q
period 2025-06-30
SANUWAVE Health, Inc.
filed 2025-08-07
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 4, 2025, there were issued and outstanding 8,568,005 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I -- FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$8,496	$10,237
Accounts receivable, net of allowance of $1,278 and $1,147, respectively	3,848	3,329
Inventory	5,911	4,149
Prepaid expenses and other current assets	1,913	682
Total Current Assets	20,168	18,397
Non-Current Assets:
Property and equipment, net	1,587	303
Right of use assets, net	653	429
Intangible assets, net	3,378	3,730
Goodwill	7,260	7,260
Total Non-current Assets	12,878	11,722

Total Assets	$33,046	$30,119

LIABILITIES
Current Liabilities:
Senior secured debt	$26,774	$25,305
Accounts payable	4,002	3,728
Accrued expenses	3,289	4,678
Warrant liability	12,018	8,107
Current portion of operating lease liabilities	82	126
Current portion of finance lease liabilities	115	175
Current portion of contract liabilities	221	193
Other	-	33
Total Current Liabilities	46,501	42,345
Non-current Liabilities:
Operating lease liabilities, less current portion, net of incentives	974	125
Finance lease liabilities, less current portion	11	66
Contract liabilities, less current portion	301	300
Other	34	-
Total Non-current Liabilities	1,320	491
Total Liabilities	$47,821	$42,836

Commitments and Contingencies (Footnote 17)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D designated, respectively; no shares issued and outstanding at June 30, 2025 and December 31, 2024	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 8,568,005 and 8,543,686 issued and outstanding at June 30, 2025 and December 31, 2024, respectively *	9	9
Additional paid-in capital	241,248	238,685
Accumulated deficit	(256,042)	(251,421)
Accumulated other comprehensive loss	10	10
Total Stockholders’ Deficit	(14,775)	(12,717)
Total Liabilities and Stockholders’ Deficit	$33,046	$30,119
* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024.
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$10,164	$7,162	$19,506	$12,948
Cost of Revenues	2,206	1,922	4,164	3,506
Gross Margin	7,958	5,240	15,342	9,442

Operating Expenses:
General and administrative	4,039	1,839	8,506	5,514
Selling and marketing	1,674	1,034	3,205	2,266
Research and development	194	195	402	358
Depreciation and amortization	174	180	366	362
Total Operating Expenses	6,081	3,248	12,479	8,500

Operating Income	1,877	1,992	2,863	942

Other Income (Expense):
Interest expense	(1,874)	(3,396)	(3,726)	(6,633)
Interest expense, related party	-	(387)	—	(710)
Gain on extinguishment of debt	-	5,310	—	5,205
Change in fair value of derivative liabilities	990	3,717	(3,911)	1,216
Other expense	(27)	(685)	(28)	(787)
Other income	89	10	181	2,800
Total Other Income (Expense)	(822)	4,569	(7,484)	1,091

Net Income (Loss)	$1,055	$6,561	$(4,621)	$2,033

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	-	10	-	121
Total Comprehensive Income (Loss)	$1,055	$6,571	$(4,621)	$2,154

Earnings (Loss) per Share:
Basic *	$0.12	$2.08	$(0.54)	$0.65
Diluted *	$0.01	$1.77	$(0.54)	$0.55
Weighted average shares outstanding
Basic *	8,561,737	3,152,595	8,554,706	3,126,000
Diluted *	9,167,846	3,699,501	8,554,706	3,663,730

* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024.
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Three Months Ended June 30, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of March 31, 2025	8,548,473	$9	$239,786	$(257,097)	$10	$(17,292)
Stock-based compensation	-	-	1,132	-	-	1,132
Stock options exercised	17,008	-	253	-	-	253
Shares granted in lieu of board of director fees	2,524	-	77	-	-	77
Foreign currency translation adjustment	-	-	-	-	-	-
Net income	-	-	-	1,055	-	1,055

Balances as of June 30, 2025	8,568,005	$9	$241,248	$(256,042)	$10	$(14,775)

Three Months Ended June 30, 2024
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of March 31, 2024	3,041,492	$3	$176,979	$(224,577)	$-	$(47,595)
Shares issued for settlement of warrants	14,440	-	6	-	-	6
Shares issued for settlement of debt	94,130	-	1,412	-	-	1,412
Foreign currency translation adjustment	-	-	-	-	10	10
Net income	-	-	-	6,561	-	6,561

Balances as of June 30, 2024	3,150,062	$3	$178,397	$(218,016)	$10	$(39,606)
* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024.
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Six Months Ended June 30, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2024	8,543,686	$9	$238,685	$(251,421)	$10	$(12,717)
Stock-based compensation	4,787	-	2,233	-	-	2,233
Stock options exercised	17,008	-	253	-	-	253
Shares granted in lieu of board of director fees	2,524	-	77	-	-	77
Net loss	-	-	-	(4,621)	-	(4,621)

Balances as of June 30, 2025	8,568,005	$9	$241,248	$(256,042)	$10	$(14,775)

Six Months Ended June 30, 2024
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances as of December 31, 2023	3,041,492	$3	$176,979	$(220,049)	$(111)	$(43,178)
Shares issued for settlement of warrants	14,440	-	6	-	-	6
Shares issued for settlement of debt	94,130	-	1,412	-	-	1,412
Foreign currency translation adjustment	-	-	-	-	121	121
Net income	-	-	-	2,033	-	2,033

Balances as of June 30, 2024	3,150,062	$3	$178,397	$(218,016)	$10	$(39,606)
* Reflects a one-for-three hundred seventy-five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024.
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows - Operating Activities:
Net income (loss)	$(4,621)	$2,033
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock-based compensation	2,106	-
Depreciation and amortization	388	393
Amortization of right-of-use assets	185	87
Reserve for credit losses	131	99
Gain on extinguishment of debt	-	(5,205)
Change in fair value of derivative liabilities	3,911	(1,216)
Amortization of debt issuance and debt discounts	1,062	3,274
Accrued interest and accrued interest, related party	-	1,859
Proceeds from tenant improvement funds	429	-
Changes in operating assets and liabilities
Accounts receivable	(650)	(340)
Inventory	(1,762)	220
Prepaid expenses and other assets	(1,231)	118
Accounts payable	274	(1,259)
Accrued expenses and contract liabilities	(746)	369
Net Cash Flows (Used in) Provided by Operating Activities	(524)	432

Cash Flows - Investing Activities
Purchase of property and equipment	(1,321)	(206)
Net Cash Flows Used in Investing Activities	(1,321)	(206)

Cash Flows - Financing Activities
Proceeds from exercises of stock options	253	-
Payment of note payable	-	(2,175)
Proceeds from convertible notes payable	-	1,300
Proceeds from promissory note payable, related party	-	500
Proceeds from factoring, net	-	831
Payments of principal on finance leases	(149)	(140)
Net Cash Flows Provided by Financing Activities	104	316

Effect of Exchange Rates on Cash	-	121

Net Change in Cash During Period	(1,741)	663

Cash at Beginning of Period	10,237	1,797
Cash at End of Period	$8,496	$2,460

Supplemental Information:
Cash paid for interest	$2,255	$2,055

Non-cash Investing and Financing Activities:
Capitalize interest into senior secured debt	407	3,850
Shares granted in lieu of board of director fees	77	-
Stock options granted in lieu of cash bonus	117	-
Right-of-use assets obtained in exchange for lease liabilities	430	-
RSUs granted in exchange for services	10	-
Warrants issued in conjunction with convertible promissory notes	-	3,633
Conversion of asset-backed secured promissory notes to convertible promissory notes	-	4,584
Shares issued for settlement of debt	-	1,412
Write off deferred merger costs	-	1,226
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The financial information as of June 30, 2025, and for the three and six months ended June 30, 2025, and 2024 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025.
The condensed consolidated balance sheet on December 31, 2024, has been derived from the audited consolidated financial statements at that date but does not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025 (the “2024 Annual Report”).
Reverse Stock Split - All share numbers, including the number of shares underlying warrants, options and convertible debt, and per share amounts presented in these condensed consolidated financial statements, including these footnotes, reflect a one-for-three hundred seventy five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024 (the "Reverse Stock Split"). The Company's authorized shares of common and preferred stock along with the par value did not change as a result of the Reverse Stock Split, and no fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were settled in cash. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder's percentage interest in the Company's common stock, except to the extent that the Reverse Stock Split resulted in certain stockholders experiencing an adjustment of a fractional share as described above.
Reclassification - Certain accounts in the prior period condensed consolidated balance sheets and statement of cash flows have been reclassified to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported operating results.
2.        Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit, has negative working capital, and its Senior Secured Note becomes due in September 2025, which raises substantial doubt as to its ability to continue as a going concern for a period of 12 months from the filing of this Form 10-Q.
During the three and six months ended June 30, 2025, and prior fiscal year ended December 31, 2024, the Company achieved operating income. This is attributable to the implementation and execution of several strategic initiatives, primarily revenue growth initiatives and a capital raise from a private placement in October 2024, which have positively impacted the Company's operations.
Despite the positive operating income in the current year, the Company continues to monitor its financial position closely.
In addition to the operational improvements, the Company is addressing its financial obligations, including the significant portion of debt that matures in September 2025. Management is actively engaged in discussions with lenders and financial institutions to refinance this debt, which could extend the maturity of the debt and provide additional liquidity to support ongoing operations and strategic initiatives.
Management acknowledges that it must continue to execute its strategic initiatives effectively to ensure long-term financial stability, and that failure to do so could have a material adverse effect on the Company.

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
The roll-forward of the allowance for credit losses is as follows:

(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Allowance for credit losses, December 31	$1,147	$1,237
Provision for credit losses	136	113
Write-offs	(5)	(156)
Allowance for credit losses, June 30	$1,278	$1,194
6.      Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Finished goods	$3,202	$386
Parts and accessories	2,709	3,763
Total Inventory	$5,911	$4,149
7.        Leases
Operating lease commitments - On March 27, 2025, the Company entered into a new operating lease agreement for its new headquarters in Eden Prairie, Minnesota. The lease term commenced on March 28, 2025, and extends for a period of 5.5 years, expiring on August 30, 2030. The lease includes an option to renew for an additional 5 years at the Company's discretion.
Lease payments - Under the terms of the lease, the Company is obligated to make monthly lease payments starting September 1, 2025, with an annual escalation of 3.5% starting on September 1, 2026 through August 30, 2030. The total minimum lease payments over the initial lease term amount to approximately $1.4 million.
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
Under ASC 842, lease incentives are accounted for as a reduction of the right-of-use asset and recognized over the lease term. As of June 30, 2025, the Company recorded a short-term lease liability debit balance of $54 thousand for the new office lease, reflecting future reimbursements from the lessor. This balance is classified net with long-term lease liabilities on the condensed consolidated balance sheet and will be amortized as a reduction to lease expense over the remaining lease term.
Lease expense - For the three and six months ended June 30, 2025, the Company recognized lease expense of $37 thousand and $49 thousand, respectively, related to this operating lease, which is included in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss).
As of June 30, 2025, the maturities of the Company’s operating leases, which have initial or remaining lease terms more than one year, consist of the following:

(in thousands)	Operating Leases

2025	$(13)
2026	345
2027	328
2028	282
2029	292
Thereafter	199
Total Lease Payments	1,433

Imputed interest	(377)

Present value of lease liabilities	$1,056

The weighted-average useful life of operating leases at June 30, 2025, is 4.65 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
8.        Senior Secured Debt
The following table summarizes outstanding senior secured debt:

	June 30, 2025			December 31, 2024
(in thousands)	Principal	Debt Discount	Carrying Value	Principal	Debt Discount	Carrying Value
Senior secured debt	$27,305	$(531)	$26,774	$26,898	$(1,593)	$25,305
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
In June 2022, the Company entered into the Third Amendment to the Note and Warrant Purchase and Security Agreement (the “Third NWPSA”). The Third NWPSA provided for (i) the extension of the agent’s and holder’s forbearance of exercising its remedies arising from Existing Defaults (as defined in the NWPSA) to the earlier of (x) the occurrence of an Event of Default (as defined in the NWPSA) or (y) August 30, 2022, and (ii) the extension to file a registration statement with the Securities and Exchange Commission to register the resale of the Advisor Shares (as defined in the NWPSA) no later than August 30, 2022.
In June 2023, the Company entered into a Fourth Amendment to the NWPSA, which provided the Company an extension of the holder forbearing from exercising the remedies arising from the existing defaults to the earlier of the occurrence of an event of default and December 31, 2024. The amendment also added a consent fee of 2% of the original principal amount of the NWPSA, payable in cash at maturity, accounted for as additional debt issuance costs. The amendment also deferred interest that would otherwise have been due on June 30, 2023, and September 30, 2023. The interest was instead compounded and added to the principal amount of the notes and bear interest at a rate of 20.25% per annum. The amendment also required the Company to complete an equity financing that resulted in gross cash proceeds of at least $2.5 million by July 15, 2023. This financing successfully closed on July 21, 2023.
In March 2024, the Company entered into a Consent, Limited Waiver and Fifth Amendment to Note and Warrant Purchase Agreement (the “Fifth Amendment”). The Fifth Amendment provided (i) consent to enter into a License and Option Agreement and consummation of the License and Option Transaction (ii) provided a waiver of any event of default that may occur under the NWPSA, because of the License and Option Agreement or License and Option Transaction and (iii) amended the NWPSA to release certain patents from the collateral. The Fifth Amendment also provided for a forbearance of exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of another event of default under the NWPSA and (y) April 30, 2024. During the forbearance period, the outstanding obligations under the NWPSA continued to accrue interest at the default rate.
On July 15, 2024, the Company entered into the Sixth Amendment to Note and Warrant Purchase and Security Agreement (the “Sixth Amendment”), which was a modification of debt. The Sixth Amendment added, as of June 30, 2024, a consent fee of $0.7 million to the principal amount of the Senior Secured Note issued pursuant to the NWPSA. On and after April 1, 2024, for each fiscal quarter during which any interest is payable in cash, deferred interest and default interest shall be calculated based on the principal amount of the Senior Secured Note as of the beginning of the quarter and shall include any default interest accrued to date. The Sixth Amendment also provided for a forbearance of exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of another event of default under the NWPSA or (y) December 31, 2024. During the forbearance period, the outstanding obligations under the NWPSA accrued interest at the default rate.
On October 17, 2024, the Company entered into a Consent and Limited Waiver to Note and Warrant Purchase and Security Agreement (the “Consent and Limited Waiver”) with the noteholders party thereto (the “Holders”) and NH Expansion Credit Fund Holdings LP, as agent (the “Agent”). The Agent and the Holders agreed to continue to forbear upon exercising remedies in connection with certain existing events of default under the NWPSA until the earlier of (x) the occurrence of an event of default and (y) December 31, 2024. The Consent and Limited Waiver also consented to the repayment in full of amounts owed to HealthTronics, Inc. (“HealthTronics”) pursuant to the Convertible Promissory Note, dated as of August 6, 2020, by and between the Company and HealthTronics, in the original principal amount of approximately $1.4 million; gross proceeds from the sale of common stock of at least $9.0 million in a private placement (for further details on this private placement transaction, see Note 16 on the 2024 Annual Report) and the Reverse Stock Split if the Company had at least $5.0 million of liquidity following such transactions, which is required pursuant to the minimum liquidity covenant in the NWPSA. The Agent and the Holders have also agreed that any existing event of default that exists due to the Company’s failure to meet the minimum liquidity covenant will be waived if the conditions set forth in the Consent and Limited Waiver, including at least $5.0 million of liquidity following such transactions, are met. As a condition to the effectiveness of the Consent and Limited Waiver, the Agent exercised, on a cashless basis, all warrants issued by the Company to the Agent in exchange for the issuance of 146,302 shares of the Company’s common stock following the Reverse Stock Split.
As of June 30, 2025, the Company is in compliance with all covenants in the Senior Secured Note.

The debt issuance costs, and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and are being amortized to interest expense over the life of the Senior Secured Note.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Amortization of debt issuance costs and debt discount, included in interest expense	$0.6	$2.1	$1.1	$4.0
Interest expense	$1.9	$1.4	$3.7	$3.1
9.        Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Registration penalties	$1,583	$1,583
Board of directors fees	172	249
Employee compensation	906	2,232
Other	628	614
Accrued expenses	$3,289	$4,678
10.        Fair Value Measurements
The Company uses various inputs to measure the outstanding warrants on a recurring basis to determine the fair value of the liabilities. The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measured at June 30, 2025
(in thousands)	Fair value at June 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$12,018	$-	$-	$12,018

	Fair value measured at December 31, 2024
(in thousands)	Fair value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$8,107	$-	$-	$8,107
There were no transfers among Levels 1, 2 or 3 during the three and six months ended June 30, 2025, and 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.
Warrant Liability
The Company's liability classified warrants as of June 30, 2025, and December 31, 2024, were valued using the Black Scholes valuation model.

Significant Black Scholes valuation model inputs related to the Company’s warrants are listed below:

	June 30, 2025	December 31, 2024
Weighted average expected life in years	0.35	0.85
Weighted average volatility	72%	91%
Value of underlying shares	$32.86	$22.76
Weighted average risk free interest rate	4.27%	4.10%
Expected dividend yield	0%	0%
A summary of the Level 3 warrant activity for the three and six months ended June 30, 2025, is as follows:

(in thousands, except per share data)	Warrants Outstanding	Fair Value per Share	Warrant Liability Fair Value
Balance at March 31, 2025	390	$33.35	$13,008
Change in fair value	-		(990)
Balance at June 30, 2025	390	$30.82	$12,018

(in thousands, except per share data)	Warrants Outstanding	Fair Value per Share	Warrant Liability Fair Value
Balance at December 31, 2024	390	$20.79	$8,107
Change in fair value	-		3,911
Balance at June 30, 2025	390	$30.82	$12,018
11.        Promissory Notes Payable
Convertible Notes Payable and Convertible Notes Payable, Related Parties - In August 2022, November 2022, May 2023, December 2023, January 2024, and June 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $16.2 million in August 2022, $4.0 million in November 2022, $1.2 million in May 2023, $1.9 million in December 2023, $4.6 million in January 2024 related to the conversion of the Asset-Backed Secured Promissory Notes, and $1.3 million in June 2024 (ii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $25.13 per share and (iii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $15.00 per share. Interest expense for the three and six months ended June 30, 2025 totaled $0, and interest expense for the three and six months ended June 30, 2024, totaled $1.2 and $2.8 million, respectively.
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
12.        Revenue
The disaggregation of revenue is based on type and geographical region. The following table presents revenue from contracts with customers:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$6,686	$6	$6,692	$4,920	$31	$4,951
System revenue	3,445	-	3,445	2,112	-	2,112
License fees and other	-	10	10	-	15	15
Product Revenue	$10,131	$16	$10,147	$7,032	$46	$7,078
Rental Income	17	-	17	84	-	84
Total Revenue	$10,148	$16	$10,164	$7,116	$46	$7,162

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	United States	International	Total	United States	International	Total
Consumables and parts revenue	$12,764	$16	$12,780	$9,161	$97	$9,258
System revenue	6,643	-	6,643	3,413	71	3,484
License fees and other	-	15	15	-	20	20
Product Revenue	$19,407	$31	$19,438	$12,574	$188	$12,762
Rental Income	68	-	68	186	-	186
Total Revenue	$19,475	$31	$19,506	$12,760	$188	$12,948
13.        Stock-Based Compensation
On August 7, 2024, the stockholders of the Company approved the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the issuance of up to 1,376,556 shares of common stock. Stock options granted under the 2024 Plan include service-based, performance-based, and market-based awards. Service-based stock options generally vest over a three-year period, expire 10 years from the date of grant, and are forfeited upon separation from the Company. Performance-based stock options vest upon the achievement of pre-established financial or operational performance criteria, as determined by the Company’s Board of Directors or Compensation Committee. These awards generally expire five years from the date of grant and are subject to forfeiture if the performance goals are not achieved within the specified performance period. Market-based stock options vest upon the attainment of certain market conditions, such as specified stock price targets, and also expire five years after the grant date. The fair value of market-based awards is estimated using a Monte Carlo simulation model.
All awards under the 2024 Plan are subject to the terms and conditions of the 2024 Plan and the individual award agreements.
During the six months ended June 30, 2025, the Company granted performance- and market-based option awards to three employees which provide for the vesting of up to 65,500 shares of common stock. Vesting is contingent upon the achievement of specified performance or market conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition.
The performance conditions include the achievement of (a) specific revenue recognized (12,750 shares), (b) specific adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) targets (12,750 shares), (c) listing on NASDAQ (10,000 shares), (d) the refinancing or repayment of certain debt obligations (10,000 shares), and (e) various operations related milestones (10,000 shares). The market condition relates to the attainment of a defined stock price target (10,000 shares).
During the three months ended June 30, 2025, 5,500 shares subject to performance conditions (2,750 shares under criterion (a) and 2,750 shares under criterion (b)) were forfeited due to the termination of one of the employees. As a result, the maximum number of shares eligible to vest under these awards was reduced to 60,000 shares as of June 30, 2025.
As of June 30, 2025, the Company concluded that the performance conditions related to revenue, adjusted EBITDA, debt repayment, and the various operations related milestones were not probable of achievement, and accordingly, no compensation expense was recognized for those awards. The NASDAQ listing condition was achieved during the quarter ended March 31, 2025, and the related compensation expense was recognized in the quarter achieved.
The market condition has not been met as of June 30, 2025, however, compensation expense for the market-based award is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied. If the condition is achieved prior to the end of the service period, any unrecognized expense will be recognized immediately.
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
The following table presents stock compensation expense recognized by the Company for the three and six months ended June 30, 2025. Total unrecognized compensation cost related to equity awards as of June 30, 2025 was $9.9 million and is expected to be recognized over a weighted average period of 2.48 years. All stock compensation expense from the Stock Incentive Plan was recognized prior to 2024. The first grants from the 2024 Plan were issued in the three months ended December 31, 2024, thus there is no expense for the three and six months ended June 30, 2024. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2025	2025
Cost of revenues	$9	$18
General and administrative	905	1,706
Selling and marketing	208	366
Research and development	10	26
Total expense	$1,132	$2,116

The following table presents a summary of stock options award activity during the six months ended June 30, 2025:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	1,137	$15.97	9.5	$9,305
Granted	342	28.75	6.8	1,411
Exercised	(17)	14.89	0.0	306
Forfeited	(153)	19.45	0.0	-
Outstanding, June 30, 2025	1,309	$17.53	8.6	$18,855
Exercisable, June 30, 2025	292	$19.95	8.1	$4,333

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and six months ended June 30, 2025 was based on the closing price of the Company's common stock on the date of the grant. Expected volatility was based on 100% of the historical realized volatilities of peer companies. The risk-free interest rate was based on the implied yield for U.S. Treasury zero-coupon issue with the remaining term equal to the expected term. The expected holding period was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company's policy is to recognize forfeitures as they occur.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and six months ended June 30, 2025 are summarized in the table below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Fair value at grant date	$30.19	$29.00
Expected volatility	62%	62%
Risk-free interest rate	4%	4%
Expected holding period, in years	4.87	5.12
Dividend yield	0%	0%
14.       Net Income (Loss) per Share
Basic net income (loss) per share is computed based on the weighted average number of shares outstanding during the applicable period, including nominally priced warrants. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Diluted net income (loss) per share is calculated based on the weighted average of shares of common stock outstanding and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. The Company uses the treasury stock method to calculate the number of shares for the nominally priced warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Basic net income (loss) available to stockholders	1,055	6,561	(4,621)	2,033
Change in fair value of warrants	(990)	-	-	-
Diluted net income (loss) available to stockholders	65	6,561	(4,621)	2,033
Denominator:
Weighted average common shares outstanding - Basic	8,562	3,153	8,555	3,126
Dilutive effect of warrants	363	-	-	-
Dilutive effect of stock options	243	-	-	-
Dilutive effect of convertible promissory notes including interest	-	547	-	538
Weighted average common shares outstanding - Diluted	9,168	3,700	8,555	3,664
Net income (loss) per share:
Basic	$0.12	$2.08	$(0.54)	$0.65
Diluted	$0.01	$1.77	$(0.54)	$0.55
Diluted net income (loss) per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding that are nominally priced. In June 2024, the Company did not have any dilutive common stock equivalents that were nominally priced. The following securities were excluded from the calculation of diluted net loss per share during the six months ended June 30, 2025 because the result would have been anti-dilutive.

	Six Months Ended June 30,
(in thousands)	2025	2024
Common stock options	102	42
Common stock purchase warrants	2	3,980
Convertible notes payable, including interest	-	55
	104	4,077
15.        Concentration of Credit Risk and Limited Suppliers
The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in the Company’s production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three and six months ended June 30, 2025, and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Purchases:
Vendor A	19%	32%	22%	20%
Vendor B	10%	-%	11%	-%
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
The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Maker (“CODM”) assesses performance for the reportable segment and decides how to allocate resources primarily based on gross profit that is also reported on the condensed consolidated statements of comprehensive income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
The CODM uses gross profit to evaluate income (loss) generated from segment assets (return on assets) in deciding whether to reinvest profits or to apply them to other parts of the entity.
Net income (loss) is used to monitor budget versus actual results. The CODM also uses net income (loss) in competitive analysis by benchmarking to competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.
Management has determined that Morgan Frank, CEO, is the CODM.
The following table sets forth our condensed consolidated statements of comprehensive income (loss) used by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$10,164	$7,162	$19,506	$12,948
Cost of Revenues	2,206	1,922	4,164	3,506
Gross Margin	7,958	5,240	15,342	9,442
Operating Expenses:
General and administrative	4,039	1,839	8,506	5,514
Selling and marketing	1,674	1,034	3,205	2,266
Research and development	194	195	402	358
Depreciation and amortization	174	180	366	362
Total Operating Expenses	6,081	3,248	12,479	8,500
Total Other Income (Expense)	(822)	4,569	(7,484)	1,091
Net Income (Loss)	$1,055	$6,561	$(4,621)	$2,033

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
Executive Summary
We continued to realize significant revenue growth during the three months ended June 30, 2025, as compared to the same period in 2024. Revenue for the three months ended June 30, 2025, totaled $10.2 million, an increase of 42%, as compared to $7.2 million for the same period of 2024. Revenue for the six months ended June 30, 2025, totaled $19.5 million, an increase of 51%, as compared to $12.9 million for the same period of 2024.
Net income for the three months ended June 30, 2025, was $1.1 million compared to net income of $6.6 million for the same period in 2024. The decrease in our net income for the three months ended June 30, 2025, was primarily related to the a gain on extinguishment of debt for the three months ended June 30, 2024 that did not recur during the three months ended June 30, 2025 and the change in fair value of derivative liabilities. For the three months ended June 30, 2025, our operating income totaled $1.9 million, which is flat compared to the same period of 2024.
Net loss for the six months ended June 30, 2025, was $4.6 million compared to a net income of $2.0 million for the same period in 2024. The change from net income for the six months ended June 30, 2025 to net loss for the six months ended June 30, 2024, was primarily related to a gain on extinguishment of debt for the six months ended June 30, 2024 that did not recur during the six months ended June 30, 2025 and the change of fair value of derivative liabilities. For the six months ended June 30, 2025, our operating income totaled $2.9 million, which is an improvement of $1.9 million compared to the same period of 2024. The increase in operating income was mainly driven by an increase in revenue and gross margin for the six months ended June 30, 2025.

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
As presented in the U.S. GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measure excludes the impact of certain charges that contribute to our net income (loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net Income (Loss)	$1,055	$6,561	$(4,621)	$2,033
Non-GAAP Adjustments:
Interest expense	1,874	3,783	3,726	7,343
Depreciation and amortization	299	262	573	480
EBITDA	3,228	10,606	(322)	9,856

Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	(990)	(3,717)	3,911	(1,216)
Other non-cash or infrequent charges:
Stock-based compensation	1,132	-	2,116	-
Gain on extinguishment of debt	-	(5,310)	-	(5,205)
Severance agreement and legal settlement	-	-	-	585
Release of historical accrued expenses	-	(579)	-	(579)
License and option agreement	-	-	-	(2,500)
Prepaid legal fees expensed from termination of Merger Agreement	$-	$457	$-	$457
Adjusted EBITDA	$3,370	$1,457	$5,705	$1,398

Results of Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Revenue	$10,164	$7,162	$3,002	42%	$19,506	$12,948	$6,558	51%
Cost of revenue	2,206	1,922	284	15%	4,164	3,506	658	19%
Gross margin	7,958	5,240	2,718	52%	15,342	9,442	5,900	62%
Gross margin %	78%	73%			79%	73%
Operating expenses:
General and administrative	4,039	1,839	2,200	120%	8,506	5,514	2,992	54%
Selling and marketing	1,674	1,034	640	62%	3,205	2,266	939	41%
Research and development	194	195	(1)	-1%	402	358	44	12%
Depreciation and amortization	174	180	(6)	-3%	366	362	4	1%
Operating income	1,877	1,992	(115)	-6%	2,863	942	1,921	204%
Other income (expense)	(822)	4,569	(5,391)	-118%	(7,484)	1,091	(8,575)	-786%
Net income (loss)	$1,055	$6,561	$(5,506)	-84%	$(4,621)	$2,033	$(6,654)	-327%
Revenue
Revenues for the three months ended June 30, 2025, were $10.2 million, compared to $7.2 million for the same period of 2024, an increase of $3.0 million or 42%. The increase in net sales was primarily driven by the growth in quantity of UltraMIST® disposables and systems sold as well as a strategic focus on price discipline. The quantity of UltraMIST® disposables sold increased by 29% in the three months ended June 30, 2025, as compared to the same period of 2024. The quantity of UltraMIST® systems sold increased by 61% in the three months ended June 30, 2025, as compared to the same period of 2024. Pricing of the UltraMIST® system and disposables also showed growth in the three months ended June 30, 2025, as compared to the same period of 2024; the average selling price of disposables increased 6% in the three months ended June 30, 2025, and the average selling price of systems increased 1% in the three months ended June 30, 2025. Revenue from UltraMIST® totaled 99% of total revenue in the three months ended June 30, 2025, and over 95% in the same period of 2024.
Revenues for the six months ended June 30, 2025, were $19.5 million, compared to $12.9 million for the same period of 2024, an increase of $6.6 million or 51%. The increase in net sales was primarily driven by the growth in quantity of UltraMIST® disposables and systems sold as well as a strategic focus on price discipline. The quantity of UltraMIST® disposables sold increased by 31% in the six months ended June 30, 2025, as compared to the same period of 2024. The quantity of UltraMIST® systems sold increased by 86% in the six months ended June 30, 2025, as compared to the same period of 2024. Pricing of the UltraMIST® system and disposables also showed growth in the six months ended June 30, 2025, as compared to the same period of 2024; the average selling price of disposables increased 7% in the six months ended June 30, 2025, and the average selling price of systems increased 4% in the six months ended June 30, 2025. Revenue from UltraMIST® totaled 99% of total revenue in the six months ended June 30, 2025, and over 94% in the same period of 2024.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2025, was $2.2 million, compared to $1.9 million for the same period of 2024. Gross profit as a percentage of revenues was 78% for the three months ended June 30, 2025, compared to 73% for the same period in 2024. This increase in gross margin was largely driven by improved pricing initiatives on our UltraMIST® systems and applicators.
Cost of revenues for the six months ended June 30, 2025, was $4.2 million, compared to $3.5 million for the same period of 2024. Gross profit as a percentage of revenues was 79% for the six months ended June 30, 2025, compared to 73% for the same period in 2024. This increase in gross margin was largely driven by improved pricing initiatives on our UltraMIST® systems and applicators.
General and Administrative
General and administrative expenses for the three months ended June 30, 2025, were $4.0 million as compared to $1.8 million for the same period of 2024, an increase of $2.2 million, or 120%. The increase in the three months ended June 30, 2025, as compared to the same period of 2024, was primarily due to increased headcount expenses of $1.1 million and non-cash charges for stock-based compensation expense totaling $0.9 million. There was a release of historical accrued expenses relating to headcount expenses for the three months ended June 30, 2024 of $0.6 million which did not recur in the three months ended June 30, 2025.
General and administrative expenses for the six months ended June 30, 2025, were $8.5 million as compared to $5.5 million for the same period of 2024, an increase of $3.0 million, or 54%. The increase in the six months ended June 30, 2025, as compared to the same period of 2024, was primarily due to non-cash charges for stock-based compensation expense totaling $1.7 million and increased headcount expenses of $1.2 million. There was a release of historical accrued expenses relating to headcount expenses for the six months ended June 30, 2024 of $0.6 million which did not recur in the three months ended June 30, 2025.
Selling and Marketing
Selling and marketing expenses for the three months ended June 30, 2025, were $1.7 million as compared to $1.0 million for the same period of 2024, an increase of $0.6 million, or 62%. The year-over-year increase in sales and marketing expenses in the three months ended June 30, 2025, was primarily due to increased headcount expenses of $0.4 million, including commissions as revenues increased, and non-cash charges for stock-based compensation of $0.2 million.
Selling and marketing expenses for the six months ended June 30, 2025, were $3.2 million as compared to $2.3 million for the same period of 2024, an increase of $0.9 million, or 41%. The year-over-year increase in sales and marketing expenses the six months ended June 30, 2025, was primarily due to increased headcount expenses of $0.7 million and non-cash charges for stock-based compensation of $0.4 million; partially offset by decreases in Travel & Entertainment expenses of $0.1 million and Service Contracts of $0.1 million.
Research and Development
Research and development expenses for each of the three months ended June 30, 2025, and June 30, 2024, were $0.2 million. The research and development costs in the three months ended June 30, 2025, remained approximately consistent with the costs in the same period of 2024.
Research and development expenses for each of the six months ended June 30, 2025, and June 30, 2024, were $0.4 million. The research and development costs in the six months ended June 30, 2025, remained approximately consistent with the costs in the same period of 2024.

Other (Expense) Income, net
Other (expense) income, net consists of the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%

Interest expense	$(1,874)	$(3,783)	$1,909	50%	$(3,726)	$(7,343)	$3,617	49%
Change in fair value of derivative liabilities	990	3,717	(2,727)	73%	(3,911)	1,216	(5,127)	422%
Gain on extinguishment of debt	-	5,310	(5,310)	-%	-	5,205	(5,205)	-%
Other expense	(27)	(685)	658	96%	(28)	(787)	759	96%
Other income	89	10	79	790%	181	2,800	(2,619)	(94%)
Other (expense) income, net	$(822)	$4,569	$(5,391)	118%	$(7,484)	$1,091	$(8,575)	786%
Other (expense) income, net decreased by $5.4 million to other expense of $0.8 million for the three months ended June 30, 2025, as compared to other income of $4.6 million for the same period of 2024. The decrease was primarily driven by a decrease in gain on extinguishment of debt of $5.3 million and a decrease from the change in the fair value of derivative liabilities of $2.7 million, partially offset by a decrease in interest expense of $1.9 million. The change in fair value of derivative liability relates to the valuation of warrants previously issued by the Company.
Other (expense) income, net decreased by $8.6 million to an expense of $7.5 million for the six months ended June 30, 2025, as compared to other income of $1.1 million for the same period of 2024. The decrease was primarily driven by a decrease in gain on extinguishment of debt of $5.2 million and a decrease from the change in the fair value of derivative liabilities of $5.1 million, partially offset by a decrease in interest expense of $3.6 million. The change in fair value of derivative liability relates to the valuation of warrants previously issued by the Company. Other income for the six months ended June 30, 2024 mainly consists of the one-time payment of $2.5 million related to the Patent and License Agreement as described in Note 16.
Liquidity and Capital Resources
From inception through the year ended December 31, 2023, we incurred losses from operations each year. As of June 30, 2025, we had an accumulated deficit of $256.0 million. Historically, our operations have primarily been funded from the sale of capital stock, issuances of notes payable, and convertible debt securities.
We have incurred recurring net losses in prior years, currently have a significant accumulated deficit, have negative working capital, and the Senior Secured Note (as defined in Note 8) becomes due in September 2025, which raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the filing of this Form 10-Q.
During the three and six months ended June 30, 2025, and prior fiscal year ended December 31, 2024, we achieved operating income. This is attributable to the implementation and execution of several strategic initiatives, primarily, revenue growth initiatives and a capital raise from a private placement in October 2024, which have positively impacted our operations.
Despite the positive operating income in the current year, we continue to monitor our financial position closely.

In addition to the operational improvements, we are addressing our financial obligations, including the significant portion of debt that matures in September 2025. Management is actively engaged in discussions with lenders and financial institutions to refinance this debt, which could extend the maturity of the debt and provide additional liquidity to support ongoing operations and strategic initiatives.

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
The following table presents summarized cash flow information:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows (used in) provided by operating activities	$(524)	$432
Cash flows (used in) investing activities	$(1,321)	$(206)
Cash flows provided by financing activities	$104	$316
Cash used in operating activities for the six months ended June 30, 2025, totaled $0.5 million and consisted primarily of a net loss of $4.6 million and a decrease in net operating assets of $4.1 million, partially offset by non-cash charges of $3.9 million related to a change in the fair value of derivative liabilities, $2.1 million related to stock-based compensation expense, and $1.1 million related to amortization of debt issuance and debt discounts. Net operating assets consisted primarily of inventory, accrued expenses, prepaid expenses and accounts receivable to support the growth of our operations. In addition, we received $0.4 million in tenant improvement funds, as described in Note 7 to the financial statement, which partially offsets leasehold improvement investments. The related leasehold improvements are included in purchases of property and equipment under investing activities.
Cash provided by operating activities for the six months ended June 30, 2024 totaled $0.4 million and consisted primarily of net income of $2.0 million, partially offset by non-cash charges of $1.2 million related to a change in the fair value of derivative liabilities and $3.3 million related to amortization of debt issuance and debt discounts, as well as the receipt of $2.5 million related to the License and Option Agreement, as further discussed in Note 16 to the financial statements.
Cash used in investing activities for the six months ended June 30, 2025, totaled $1.3 million and consisted primarily of purchases of property and equipment of $1.3 million, of which $0.9 million was related to leasehold improvements at our new headquarters.
Cash used in investing activities for the six months ended June 30, 2024, totaled $0.2 million and primarily consisted of purchases of property and equipment related to manufacturing equipment.
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
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2025.
As of December 31, 2024, the Company identified the following material weaknesses which continue to exist as of June 30, 2025:

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

As a result, management concluded that its internal control over financial reporting was not effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.
PART II — OTHER INFORMATION
Item 1.          LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2025, see Note 17 to the condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A.       RISK FACTORS

Except as set forth below, there have been no material changes from our risk factors as previously reported in Part I, Item 1A “Risk Factors” in our 2024 Annual Report.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred net losses since our inception. If not utilized, some of our federal and state net operating losses (“NOLs”) carryforwards will begin to expire in various years beginning after 2033. Under the Internal Revenue Code of 1986, as amended, (the “Code”), and certain similar state tax provisions, we are generally allowed to carry forward our NOLs from a prior taxable year to offset our future taxable income, if any, until such NOLs are used or expire, subject to certain limitations. The same is true of other unused tax attributes, such as tax credits. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During the quarter ended June 30, 2025, we completed an IRC Section 382 analysis of our tax attributes. That analysis showed that $44.2 million of our NOL tax attributes would expire before becoming available under our limitation as a result of shifts in our ownership. We have adjusted our tax attributes to account for this limitation.
Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.          DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.          MINE SAFETY DISCLOSURES
Not applicable.

Item 5.          OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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

SANUWAVE HEALTH, INC.

Dated: August 7, 2025	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Peter Sorensen
Peter Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)