Form 10-Q
period 2025-09-30
SANUWAVE Health, Inc.
filed 2025-11-06
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to
Commission File Number 000-42552
SANUWAVE Health, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-1176000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9600 W. 76th St, Ste 118 Eden Prairie, MN	55344
(Address of principal executive offices)	(Zip Code)
(952) 656-1029
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SNWV	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 3, 2025, there were issued and outstanding 8,576,164 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I -- FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$9,602	$10,237
Accounts receivable, net of allowance of $1,259 and $1,147, respectively	4,620	3,329
Inventory	6,814	4,149
Prepaid expenses and other current assets	1,597	682
Total Current Assets	22,633	18,397
Non-Current Assets:
Property and equipment, net	1,994	303
Right of use assets, net	431	429
Intangible assets, net	3,202	3,730
Goodwill	7,260	7,260
Secured revolving credit facility debt issuance costs, net	79	-
Total Non-Current Assets	12,966	11,722

Total Assets	$35,599	$30,119
LIABILITIES
Current Liabilities:
Current portion of secured term loan	$5,629	$-
Senior secured debt	-	25,305
Accounts payable	3,992	3,728
Accrued expenses	3,586	4,678
Warrant liability	5,921	8,107
Current portion of operating lease liabilities	191	126
Current portion of finance lease liabilities	-	175
Current portion of contract liabilities	252	193
Other	6	33
Total Current Liabilities	19,577	42,345
Non-current Liabilities:
Secured term loan, net of current portion and debt issuance costs	17,079	-
Secured revolving credit facility	655	-
Operating lease liabilities, less current portion	897	125
Finance lease liabilities, less current portion	-	66
Contract liabilities, less current portion	322	300
Total Non-current Liabilities	18,953	491
Total Liabilities	$38,530	$42,836

Commitments and Contingencies (Footnote 16)

STOCKHOLDERS’ DEFICIT

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D designated, respectively; no shares issued and outstanding at September 30, 2025 and December 31, 2024	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 8,576,164 and 8,543,686 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	242,767	238,685
Accumulated deficit	(245,717)	(251,421)
Accumulated other comprehensive loss	10	10
Total Stockholders’ Deficit	(2,931)	(12,717)
Total Liabilities and Stockholders’ Deficit	$35,599	$30,119
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$11,451	$9,360	$30,957	$22,308
Cost of Revenues	2,526	2,293	6,690	5,799
Gross Margin	8,925	7,067	24,267	16,509

Operating Expenses:
General and administrative	4,810	2,545	13,316	8,059
Selling and marketing	2,081	2,202	5,286	4,468
Research and development	345	161	747	519
Depreciation and amortization	222	206	588	568
Total Operating Expenses	7,458	5,114	19,937	13,614

Operating Income	1,467	1,953	4,330	2,895

Other Income (Expense):
Interest expense	(1,722)	(3,315)	(5,448)	(9,948)
Interest expense, related party	-	(346)	-	(1,056)
Gain (Loss) on extinguishment of debt	(477)	-	(477)	5,205
Change in fair value of derivative liabilities	6,097	(18,849)	2,186	(17,633)
Loss on impairment of assets	(196)	-	(196)	-
Other expense	(14)	(106)	(42)	(893)
Other income (See Note 15)	5,170	6	5,351	2,806
Total Other Income (Expense)	8,858	(22,610)	1,374	(21,519)

Net Income (Loss)	$10,325	$(20,657)	$5,704	$(18,624)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	-	-	121
Total Comprehensive Income (Loss)	$10,325	$(20,657)	$5,704	$(18,503)

Earnings (Loss) per Share:
Basic	$1.20	$(6.49)	$0.67	$(5.92)
Diluted	$0.46	$(6.49)	$0.38	$(5.92)
Weighted average shares outstanding
Basic	8,571,111	3,185,495	8,560,174	3,146,000
Diluted	9,140,668	3,185,495	9,178,144	3,146,000
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Three Months Ended September 30, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of June 30, 2025	8,568,005	$9	$241,248	$(256,042)	$10	$(14,775)
Stock-based compensation	-	-	1,397	-	-	1,397
Stock options exercised	8,159	-	122	-	-	122
Net income	-	-	-	10,325	-	10,325

Balances as of September 30, 2025	8,576,164	$9	$242,767	$(245,717)	$10	$(2,931)

Three Months Ended September 30, 2024
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of June 30, 2024	3,150,062	$3	$178,397	$(218,016)	$10	$(39,606)
Net loss	-	-	-	(20,657)	-	(20,657)

Balances as of September 30, 2024	3,150,062	$3	$178,397	$(238,673)	$10	$(60,263)
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)
(In thousands, except share data)

Nine Months Ended September 30, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2024	8,543,686	$9	$238,685	$(251,421)	$10	$(12,717)
Stock-based compensation	4,787	-	3,630	-	-	3,630
Stock options exercised	25,167	-	375	-	-	375
Shares granted in lieu of board of director fees	2,524	-	77	-	-	77
Net income	-	-	-	5,704	-	5,704

Balances as of September 30, 2025	8,576,164	$9	$242,767	$(245,717)	$10	$(2,931)

Nine Months Ended September 30, 2024
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances as of December 31, 2023	3,041,492	$3	$176,979	$(220,049)	$(111)	$(43,178)
Shares issued for settlement of warrants	14,440	-	6	-	-	6
Shares issued for settlement of debt	94,130	-	1,412	-	-	1,412
Foreign currency translation adjustment	-	-	-	-	121	121
Net loss	-	-	-	(18,624)	-	(18,624)

Balances as of September 30, 2024	3,150,062	$3	$178,397	$(238,673)	$10	$(60,263)
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows - Operating Activities:
Net income (loss)	$5,704	$(18,624)
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock-based compensation	3,513	-
Depreciation and amortization	634	570
Amortization of right-of-use assets	268	268
Allowance for credit losses	112	16
Loss on disposal and impairment of assets	210	-
Loss (Gain) on extinguishment of debt	477	(5,205)
Change in fair value of derivative liabilities	(2,186)	17,633
Gain on sale of patents	(5,000)	-
Amortization of debt issuance costs and debt discounts	1,416	4,792
Gain on lease modification	(7)	-
Accrued interest and accrued interest, related party	-	2,749
Proceeds from tenant improvement funds	586	-
Changes in operating assets and liabilities
Accounts receivable	(1,387)	66
Inventory	(2,665)	(480)
Prepaid expenses and other assets	(1,009)	225
Accounts payable	264	(1,013)
Accrued expenses and contract liabilities	(294)	819
Operating lease payments	(79)	(102)
Net Cash Flows Provided by Operating Activities	557	1,714

Cash Flows - Investing Activities:
Purchase of property and equipment	(1,846)	(254)
Proceeds from sale of patents	5,000	-
Net Cash Flows Provided by (Used in) Investing Activities	3,154	(254)

Cash Flows - Financing Activities:
Proceeds from secured term loan	23,000	-
Proceeds from secured revolving credit facility	655	-
Payment of debt issuance costs	(371)	-
Proceeds from exercises of stock options	359	-
Payment of note payable	(27,747)	(2,175)
Proceeds from convertible notes payable	-	1,300
Proceeds from promissory note payable, related party	-	500
Proceeds from factoring, net	-	449
Payments of principal on finance lease and extinguishment of lease liability	(242)	(193)
Net Cash Flows Used in Financing Activities	(4,346)	(119)

Effect of Exchange Rates on Cash	-	121

Net Change in Cash During Period	(635)	1,462

Cash at Beginning of Period	10,237	1,797
Cash at End of Period	$9,602	$3,259

Supplemental Information:
Cash paid for interest	$3,291	$3,189

Non-cash Investing and Financing Activities:
Capitalize interest into senior secured debt	549	3,850
Shares granted in lieu of board of director fees	77	-
Stock options granted in lieu of cash bonus	117	-
Right-of-use assets obtained in exchange for lease liabilities	430	-
Lease liabilities reduced upon lease modification	99	-
RSUs granted in exchange for services	10	-
Warrants issued in conjunction with convertible promissory notes	-	3,633
Conversion of asset-backed secured promissory notes to convertible promissory notes	-	4,584
Shares issued for settlement of debt	-	1,412
Write off deferred merger costs	-	1,226
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The financial information as of September 30, 2025, and for the three and nine months ended September 30, 2025, and 2024 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025.
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
2.        Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In prior periods, the Company experienced recurring net losses, accumulated deficits, negative working capital, and significant debt maturities, which raised substantial doubt about its ability to continue as a going concern.
During the third quarter of 2025, management executed a comprehensive debt refinancing with a new lender, which extended the maturity of the Company’s principal debt obligations from the secured term loan and provided the option for additional liquidity to support ongoing operations through a secured revolving credit facility. In addition, the Company achieved positive operating income for the three and nine months ended September 30, 2025, and prior fiscal year ended December 31, 2024, reflecting the impact of strategic initiatives focused on revenue growth and operational efficiency.
As a result of these actions, management has evaluated the Company’s financial condition and cash flow requirements for the twelve months following the issuance of these condensed consolidated financial statements. Based on the debt refinancing, the achievement of operating income, and cash inflow from forecasted operations for at least the next 12 months, management believes the Company has sufficient resources to meet its obligations as they become due and to continue its operations for the foreseeable future. Accordingly, when considering all conditions and factors, management has concluded that the substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from issuance of these condensed consolidated financial statements has been alleviated.
Management will continue to monitor the Company’s financial position, operating results, and compliance with debt covenants.
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
The roll-forward of the allowance for credit losses is as follows:

(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Allowance for credit losses, December 31	$1,147	$1,237
Provision for credit losses	153	67
Write-offs	(41)	(248)
Allowance for credit losses, September 30	$1,259	$1,056
5.      Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Finished goods	$6,083	$386
Parts and accessories	731	3,763
Total Inventory	$6,814	$4,149
6.        Leases
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
Lease incentive - As part of a new office lease agreement, the Company received reimbursement payments from the lessor as a lease incentive. These payments, totaling $586 thousand, were intended to offset certain costs associated with leasehold improvements.
Lease expense - For the three and nine months ended September 30, 2025, the Company recognized lease expense of $37 thousand and $86 thousand, respectively, related to this operating lease, which is included in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss).

As of September 30, 2025, the maturities of the Company’s operating leases, which have initial or remaining lease terms more than one year, consist of the following:

(in thousands)	Operating Leases

2025	$99
2026	270
2027	272
2028	282
2029	292
Thereafter	199
Total Lease Payments	1,414

Imputed interest	(326)

Present value of lease liabilities	$1,088

The weighted-average useful life of operating leases at September 30, 2025, is 4.75 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
7.        Long Term Debt, Revolving Credit Facility and Senior Secured Debt
The following table summarizes outstanding debt at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(in thousands)	Principal	Debt Issuance Costs	Carrying Value	Principal	Debt Discount	Carrying Value
Secured term loan	$23,000	$(292)	$22,708	$-	$-	$-
Secured revolving credit facility	655	(79)	576	-	-	-
Senior secured debt	$-	$-	$-	$26,898	$(1,593)	$25,305
Revolving Credit Facility and Senior Secured Debt - On September 25, 2025, the Company entered into a new credit agreement (the “JPM Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders. The JPM Credit Agreement provides for a $23.0 million secured term loan (the “Term Loan”) with term payments through September 25, 2029, and a $5.0 million secured revolving credit facility (the “Revolver”) maturing September 25, 2027. Loans under the JPM Credit Agreement accrue interest at a rate per annum equal to, at the Company’s option, either a term rate based on the secured overnight financing rate (“SOFR”) plus a margin of 3.50%, or the CB Floating Rate (“CBFR”) plus a margin of 2.50%. Interest is payable in arrears, either at the end of the applicable interest period for SOFR-based loans or quarterly for CBFR-based loans.
Debt issuance costs incurred in connection with obtaining new debt facilities are capitalized and amortized over the term of the related debt. For the term loan, these costs are presented as a direct reduction of the carrying amount of the debt. For the revolving credit facility, such costs are presented as an asset. Amortization of debt issuance costs is included in interest expense in the condensed consolidated statements of comprehensive income (loss).
Principal payments on the term loan will commence on December 31, 2025, and will be made in quarterly installments of $1,437,500 on the last day of each fiscal quarter. The Company may prepay outstanding loans at any time without premium or penalty, subject to customary breakage costs for SOFR-based borrowings.
As of September 30, 2025, the undrawn amount available under the revolver was $4.3 million.
Retirement of Senior Secured Debt - Concurrently, on September 25, 2025, in connection with the funding of the term loan and the initial draw of $0.7 million under the revolver, the Company paid all amounts due under and terminated in full all commitments under the Note and Warrant Purchase and Security Agreement, dated August 6, 2020, with NH Expansion

Credit Fund Holdings LP and the related senior secured debt (collectively, the “Existing Debt”). The payoff and termination of the Existing Debt resulted in the release of all associated liens and security interests.

The full repayment of the Existing Debt was accounted for as a debt extinguishment under ASC 470-50. The Company recognized a $0.5 million loss on extinguishment of debt, which includes the write-off of unamortized debt issuance costs and debt discounts.

Debt Covenants and Restrictions - The JPM Credit Agreement contains customary covenants, including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, and dividend payments.

As of September 30, 2025, the Company was in compliance with all covenants under the JPM Credit Agreement.

Collateral and Security - The Company’s obligations under the JPM Credit Agreement are secured by a first-priority lien on substantially all of the Company’s tangible and intangible assets, including the Company’s equity interests in subsidiaries.

Maturity Analysis - Future principal payments on the term loan and revolver are due as follows:

(in thousands)	Principal Payments

2025	$1,438
2026	5,750
2027 (includes the revolver)	6,405
2028	5,750
2029	4,312

Total Principal Payments	23,655

Debt Issuance Costs	(371)

Total	23,284
Less current maturities	(5,750)
Long term debt, net of current maturities	$17,534
Prior to full repayment, the debt issuance costs and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and were amortized to interest expense over the life of the Senior Secured Note.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization of debt issuance costs and debt discount, included in interest expense	$0.5	$0.5	$1.6	$1.4
Interest expense	$1.8	$2.1	$5.5	$6.1

8.        Accrued Expenses
Accrued expenses consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Registration penalties	$1,583	$1,583
Board of directors fees	172	249
Employee compensation	1,042	2,232
Other	789	614
Accrued expenses	$3,586	$4,678
9.        Fair Value Measurements
The Company uses various inputs to measure the outstanding warrants on a recurring basis to determine the fair value of the liabilities. The following tables classify the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measured at September 30, 2025
(in thousands)	Fair value at September 30, 2025	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$5,921	$-	$-	$5,921

	Fair value measured at December 31, 2024
(in thousands)	Fair value at December 31, 2024	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$8,107	$-	$-	$8,107
There were no transfers among Levels 1, 2 or 3 during the three and nine months ended September 30, 2025, and 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.
Warrant Liability
The Company's liability classified warrants as of September 30, 2025, and December 31, 2024, were valued using the Black Scholes valuation model.
Significant Black Scholes valuation model inputs related to the Company’s warrants are listed below:

	September 30, 2025	December 31, 2024
Weighted average expected life in years	0.23	0.85
Weighted average volatility	60%	91%
Value of underlying shares	$37.48	$22.76
Weighted average risk free interest rate	3.96%	4.10%
Expected dividend yield	0%	0%

A summary of the Level 3 warrant activity for the three and nine months ended September 30, 2025, is as follows:

(in thousands, except per share data)	Warrants Outstanding	Fair Value per Share	Warrant Liability Fair Value
Balance at June 30, 2025	390	$30.82	$12,018
Expired	(222)
Change in fair value			(6,097)
Balance at September 30, 2025	168	$35.24	$5,921

(in thousands, except per share data)	Warrants Outstanding	Fair Value per Share	Warrant Liability Fair Value
Balance at December 31, 2024	390	$20.79	$8,107
Expired	(222)
Change in fair value			(2,186)
Balance at September 30, 2025	168	$35.24	$5,921
10.        Promissory Notes Payable
Convertible Notes Payable and Convertible Notes Payable, Related Parties - In August 2022, November 2022, May 2023, December 2023, January 2024, and June 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $16.2 million in August 2022, $4.0 million in November 2022, $1.2 million in May 2023, $1.9 million in December 2023, $4.6 million in January 2024 related to the conversion of the Asset-Backed Secured Promissory Notes, and $1.3 million in June 2024 (ii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $25.13 per share and (iii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $15.00 per share. Interest expense for the three and nine months ended September 30, 2025 totaled $0, and interest expense for the three and nine months ended September 30, 2024, totaled $1.5 and $4.3 million, respectively.
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
In May 2024, the Company utilized its election to convert the May Notes into shares of common stock upon the Notes' maturity. The May Notes totaling $1.2 million in principal and $0.2 million interest were converted to 94,130 shares of common stock.
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
11.        Revenue
The disaggregation of revenue is based on type. The following table presents revenue from contracts with customers:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Consumables and parts revenue	$7,026	$5,620
System revenue	4,391	3,661
License fees and other	5	10
Product Revenue	$11,422	$9,291
Rental Income	29	69
Total Revenue	$11,451	$9,360

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Consumables and parts revenue	$19,806	$14,879
System revenue	11,034	7,144
License fees and other	20	30
Product Revenue	$30,860	$22,053
Rental Income	97	255
Total Revenue	$30,957	$22,308

12.        Stock-Based Compensation
On August 7, 2024, the stockholders of the Company approved the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the issuance of up to 1,376,556 shares of common stock. On August 19, 2025, at our annual meeting of stockholders, an amendment to the 2024 Plan was ratified, authorizing an additional 500,000 shares of common stock authorized for issuance under the plan. Stock options granted under the 2024 Plan include service-based, performance-based, and market-based awards. Service-based stock options generally vest over a three-year period, expire 10 years from the date of grant, and are forfeited upon separation from the Company. Performance-based stock options vest upon the achievement of pre-established financial or operational performance criteria, as determined by the Company’s Board of Directors or Compensation Committee. These awards generally expire five years from the date of grant and are subject to forfeiture if the performance goals are not achieved within the specified performance period. Market-based stock options vest upon the attainment of certain market conditions, such as specified stock price targets, and also expire five years after the grant date. The fair value of market-based awards is estimated using a Monte Carlo simulation model.
All awards under the 2024 Plan are subject to the terms and conditions of the 2024 Plan and the individual award agreements.
During the nine months ended September 30, 2025, the Company granted performance- and market-based option awards to three employees which provide for the vesting of up to 65,500 shares of common stock. Vesting is contingent upon the achievement of specified performance or market conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition.

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
During the nine months ended September 30, 2025, 5,500 shares subject to performance conditions (2,750 shares under criterion (a) and 2,750 shares under criterion (b)) were forfeited due to the termination of one of the employees. As a result, the maximum number of shares eligible to vest under these awards was reduced to 60,000 shares as of September 30, 2025.
As of September 30, 2025, the Company concluded that the performance conditions related to revenue, adjusted EBITDA, and half of the various operations related milestones were not probable of achievement, and accordingly, no compensation expense was recognized for those awards. The debt refinancing condition and half of the various operations related milestones were achieved during the quarter ended September 30, 2025, and the related compensation expense was recognized in the quarter. The NASDAQ listing condition was achieved during the quarter ended March 31, 2025, and the related compensation expense was recognized in the quarter ended September 30, 2025.
The market condition has not been met as of September 30, 2025, however, compensation expense for the market-based award is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied. If the condition is achieved prior to the end of the service period, any unrecognized expense will be recognized immediately.
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
The following table presents stock compensation expense recognized by the Company for the three and nine months ended September 30, 2025. Total unrecognized compensation cost related to equity awards as of September 30, 2025 was $10.1 million and is expected to be recognized over a weighted average period of 2.36 years. All stock compensation expense from the Stock Incentive Plan was recognized prior to 2024. The first grants from the 2024 Plan were issued in the three months ended December 31, 2024, thus there is no expense for the three and nine months ended September 30, 2024. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2025	2025
Cost of revenues	$14	$32
General and administrative	1,182	2,889
Selling and marketing	192	557
Research and development	9	35
Total expense	$1,397	$3,513

The following table presents a summary of stock options award activity during the nine months ended September 30, 2025:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	1,137	$15.97	9.5	$9,305
Granted	426	29.55	6.9	1,432
Exercised	(25)	14.68	0.0	471
Forfeited	(187)	19.66	0.0	-
Outstanding, September 30, 2025	1,351	$19.03	8.6	$24,099
Exercisable, September 30, 2025	402	$25.15	7.9	$7,454

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and nine months ended September 30, 2025 was based on the closing price of the Company's common stock on the date of the grant. Expected volatility was based on 100% of the historical realized volatilities of peer companies. The risk-free interest rate was based on the implied yield for U.S. Treasury zero-coupon issue with the remaining term equal to the expected term. The expected holding period was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company's policy is to recognize forfeitures as they occur.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and nine months ended September 30, 2025 are summarized in the table below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Fair value at grant date	$37.34	$30.61
Expected volatility	63%	62%
Risk-free interest rate	4%	4%
Expected holding period, in years	5.48	5.13
Dividend yield	0%	0%
13.       Net Income (Loss) per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Basic net income (loss) available to stockholders	10,325	(20,657)	5,704	(18,624)
Change in fair value of warrants	(6,097)	-	(2,186)	-
Diluted net income (loss) available to stockholders	4,228	(20,657)	3,518	(18,624)
Denominator:
Weighted average common shares outstanding - Basic	8,571	3,185	8,560	3,146
Dilutive effect of warrants	158	-	295	-
Dilutive effect of stock options	412	-	323	-
Dilutive effect of convertible promissory notes including interest	-	—	-	—
Weighted average common shares outstanding - Diluted	9,141	3,185	9,178	3,146
Net income (loss) per share:
Basic	$1.20	$(6.49)	$0.67	$(5.92)
Diluted	$0.46	$(6.49)	$0.38	$(5.92)
Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding that are nominally priced. In September 2024, the Company did not have any dilutive common stock equivalents that were nominally priced. The following securities were excluded from the calculation of diluted net income per share during the nine months ended September 30, 2025 because the result would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Common stock options	84	42	112	42
Common stock purchase warrants	2	3,963	2	3,963
Convertible notes payable, including interest		621	-	621
	86	4,626	114	4,626
14.        Concentration of Credit Risk and Limited Suppliers
Major customers are defined as customers whose accounts receivable or sales individually consist of more than 10% of trade receivables or total sales, respectively. The percentage of accounts receivable from major customers of the Company for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Customer A	N/A	15%	N/A	N/A
The Company currently purchases most of its product component materials from single suppliers and the loss of any of these suppliers could result in a disruption in the Company’s production. The percentage of purchases from major vendors of the Company that exceeded ten percent of total purchases for the three and nine months ended September 30, 2025, and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Purchases:
Vendor A	31%	33%	26%	25%
Vendor B	11%	-%	-%	-%
15.        License and Option Agreement
In March 2024, the Company entered into an exclusive license and option agreement (the "Patent License") with a third party licensee in connection with a portfolio of patents related to the field of intravascular shockwave applications. The Company received a one-time payment of $2.5 million related to this Patent License, which was recorded in other income during the three months ended March 31, 2024. The Company granted the Licensee an exclusive license to the patents and an option to acquire the patents for a period of 3 years following the effective date of the Agreement. Upon acquisition of the patents, the Licensee will distribute any resulting proceeds to the Company, including but not limited to any royalties, license fees, settlement payments, or other proceeds generated from the licensing or assertion of the patents, in accordance with a revenue sharing agreement.
On July 23, 2025, the Licensee exercised the acquisition option. In connection with such exercise, the Licensee and the Company executed a patent purchase agreement, and the Licensee made a $5.0 million cash payment to Sanuwave, Inc. on August 21, 2025. At the time of the Patent License and through the Licensees exercise of the acquisition option, the Company did not have any amounts capitalized related to the underlying portfolio of patents, nor was any write-down of assets recorded upon executing the Patent License or acquisition option. Accordingly, the Company recognized a $5.0 million gain on sale of patents within Other Income (Expense) on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2025. The Company does not have any ongoing obligations associated with the patent license. Additional proceeds may be provided to the Company under certain conditions of the agreement with the Licensee.
Contingent Consideration - The Company considers such royalties, license fees, settlement payments, or other proceeds as variable or contingent consideration. The Company determined that the amount of variable consideration would be constrained until the period the uncertainty related to the consideration is relieved.
16.        Commitments and Contingencies
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
17.        Segment Information
The Company operates in one reportable segment engaged in the design and sale of medical devices.
The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The Chief Operating Decision Maker (“CODM”) assesses performance for the reportable segment and decides how to allocate resources primarily based on gross margin that is also reported on the condensed consolidated statements of comprehensive income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
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
Management has determined that Morgan Frank, CEO, is the CODM.
The following table sets forth our condensed consolidated statements of comprehensive income (loss) used by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$11,451	$9,360	$30,957	$22,308
Cost of Revenues	2,526	2,293	6,690	5,799
Gross Margin	8,925	7,067	24,267	16,509
Operating Expenses:
General and administrative	4,810	2,545	13,316	8,059
Selling and marketing	2,081	2,202	5,286	4,468
Research and development	345	161	747	519
Depreciation and amortization	222	206	588	568
Operating Income	1,467	1,953	4,330	2,895
Total Other Income (Expense)	8,858	(22,610)	1,374	(21,519)
Net Income (Loss)	$10,325	$(20,657)	$5,704	$(18,624)

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
Executive Summary
We continued to realize significant revenue growth during the three months ended September 30, 2025, as compared to the same period in 2024. Revenue for the three months ended September 30, 2025, totaled $11.5 million, an increase of 22%, as compared to $9.4 million for the same period of 2024. Revenue for the nine months ended September 30, 2025, totaled $31.0 million, an increase of 39%, as compared to $22.3 million for the same period of 2024.
Net income for the three months ended September 30, 2025, was $10.3 million compared to net loss of $20.7 million for the same period in 2024. The increase in our net income for the three months ended September 30, 2025, was primarily related to the change in fair value of derivative liabilities of $6.1 million for the three months ended September 30, 2025 compared to a loss of $18.8 million for the three months ended September 30, 2024 and $5.2 million in other income for the three months ended September 30, 2025 compared to none for the three months ended September 30, 2024. The change in fair value of derivative liability relates to the valuation of warrants previously issued by the Company. Other income for the three months ended September 30, 2025 mainly consists of the one-time payment of $5.0 million related to the patent purchase agreement as described in Note 15 of our condensed consolidated financial statements for the period. For the three months ended September 30, 2025, our operating income totaled $1.5 million compared to $2.0 million for the same period of 2024. The decrease in net income was mainly due to an increase in non-cash charges for stock-based compensation of $1.4 million for the three months ended September 30, 2025 as compared to the same period of 2024.
Net income for the nine months ended September 30, 2025, was $5.7 million compared to a net loss of $18.6 million for the same period in 2024. The increase in net income for the nine months ended September 30, 2025, was primarily related to the change in fair value of derivative liabilities of $2.2 million for the nine months ended September 30, 2025 compared to a loss of $17.6 million for the nine months ended September 30, 2024 and a decrease in interest expense in the nine months ended September 30, 2025 of $4.5 million compared to the same period of 2024. For the nine months ended September 30, 2025, our operating income totaled $4.3 million, which is an improvement of $1.4 million compared to the same period of 2024. The increase in operating income was mainly driven by an increase in revenue and gross margin for the nine months ended September 30, 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Net Income (Loss)	$10,325	$(20,657)	$5,704	$(18,624)
Non-GAAP Adjustments:
Interest expense	1,722	3,661	5,448	11,004
Depreciation and amortization	329	256	902	736
EBITDA	12,376	(16,740)	12,054	(6,884)

Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	(6,097)	18,849	(2,186)	17,633
Other non-cash or infrequent charges:
Stock-based compensation	1,397	-	3,513	-
Loss (Gain) on extinguishment of debt	477	-	477	(5,205)
Loss on impairment of assets	196	-	196	-
Severance agreement and legal settlement	113	-	113	585
Release of historical accrued expenses	-	-	-	(579)
Gain on license and option agreement	(5,000)	-	(5,000)	(2,500)
Prepaid legal fees expensed from termination of Merger Agreement	-	-	-	457
Adjusted EBITDA	$3,462	$2,109	$9,167	$3,507

Results of Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Revenue	$11,451	$9,360	$2,091	22%	$30,957	$22,308	$8,649	39%
Cost of revenue	2,526	2,293	233	10%	6,690	5,799	891	15%
Gross margin	8,925	7,067	1,858	26%	24,267	16,509	7,758	47%
Gross margin %	78%	76%			78%	74%
Operating expenses:
General and administrative	4,810	2,545	2,265	89%	13,316	8,059	5,257	65%
Selling and marketing	2,081	2,202	(121)	-5%	5,286	4,468	818	18%
Research and development	345	161	184	114%	747	519	228	44%
Depreciation and amortization	222	206	16	8%	588	568	20	4%
Operating income	1,467	1,953	(486)	-25%	4,330	2,895	1,435	50%
Other income (expense)	8,858	(22,610)	31,468	-139%	1,374	(21,519)	22,893	-106%
Net income (loss)	$10,325	$(20,657)	$30,982	-150%	$5,704	$(18,624)	$24,328	-131%
Revenue
Revenues for the three months ended September 30, 2025, were $11.5 million, compared to $9.4 million for the same period of 2024, an increase of $2.1 million or 22%. The increase in net sales was primarily driven by the growth in quantity of UltraMIST® disposables and systems sold. The quantity of UltraMIST® disposables sold increased by 23% in the three months ended September 30, 2025, as compared to the same period of 2024. The quantity of UltraMIST® systems sold increased by 25% in the three months ended September 30, 2025, as compared to the same period of 2024. Pricing of the UltraMIST® disposables showed growth in the three months ended September 30, 2025, as compared to the same period of 2024; the average selling price of disposables increased 3% in the three months ended September 30, 2025. The average selling price of systems decreased 4% in the three months ended September 30, 2025. Revenue from UltraMIST® totaled 99% of total revenue in the three months ended September 30, 2025, and over 99% in the same period of 2024.
Revenues for the nine months ended September 30, 2025, were $31.0 million, compared to $22.3 million for the same period of 2024, an increase of $8.6 million or 39%. The increase in net sales was primarily driven by the growth in quantity of UltraMIST® disposables and systems sold as well as a strategic focus on price discipline. The quantity of UltraMIST® disposables sold increased by 28% in the nine months ended September 30, 2025, as compared to the same period of 2024. The quantity of UltraMIST® systems sold increased by 54% in the nine months ended September 30, 2025, as compared to the same period of 2024. Pricing of the UltraMIST® system and disposables also showed growth in the nine months ended September 30, 2025, as compared to the same period of 2024; the average selling price of disposables increased 6% in the nine months ended September 30, 2025, and the average selling price of systems increased 1% in the nine months ended September 30, 2025. Revenue from UltraMIST® totaled 99% of total revenue in the nine months ended September 30, 2025, and over 98% in the same period of 2024.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2025, was $2.5 million, compared to $2.3 million for the same period of 2024. Gross profit as a percentage of revenues was 78% for the three months ended September 30, 2025, compared to 76% for the same period in 2024. This increase in gross margin was largely driven by improved pricing initiatives on our UltraMIST® systems and applicators as well as a decrease in the cost of systems.
Cost of revenues for the nine months ended September 30, 2025, was $6.7 million, compared to $5.8 million for the same period of 2024. Gross profit as a percentage of revenues was 78% for the nine months ended September 30, 2025, compared to 74% for the same period in 2024. This increase in gross margin was largely driven by improved pricing initiatives on our UltraMIST® systems and applicators.
General and Administrative
General and administrative expenses for the three months ended September 30, 2025, were $4.8 million as compared to $2.5 million for the same period of 2024, an increase of $2.3 million, or 89%. The increase in the three months ended September 30, 2025, as compared to the same period of 2024, was primarily due to non-cash charges for stock-based compensation totaling $1.2 million, increased headcount expenses of $0.5 million, legal expenses of $0.1 million, and software expenses of $0.1 million.
General and administrative expenses for the nine months ended September 30, 2025, were $13.3 million as compared to $8.1 million for the same period of 2024, an increase of $5.3 million, or 65%. The increase in the nine months ended September 30, 2025, as compared to the same period of 2024, was primarily due to non-cash charges for stock-based compensation expense totaling $2.9 million, increased headcount expenses of $1.7 million, and public company costs of $0.3 million.
Selling and Marketing
Selling and marketing expenses for the three months ended September 30, 2025, were $2.1 million as compared to $2.2 million for the same period of 2024, a decrease of $0.1 million, or 5%. The year-over-year decrease in sales and marketing expenses in the three months ended September 30, 2025, was primarily due to a decrease of $1.0 million in outside commission expense, partially offset by an increase in headcount expenses of $0.8 million.
Selling and marketing expenses for the nine months ended September 30, 2025, were $5.3 million as compared to $4.5 million for the same period of 2024, an increase of $0.8 million, or 18%. The year-over-year increase in sales and marketing expenses for the nine months ended September 30, 2025, was primarily due to increased headcount expenses of $2.2 million, partially offset by a decrease in outside commission expense of $1.3 million.
Research and Development
Research and development expenses for the three months ended September 30, 2025 were $0.3 million compared to $0.2 million for the three months ended September 30, 2024. The research and development costs in the three months ended September 30, 2025, remained approximately consistent with the costs in the same period of 2024.
Research and development expenses for the nine months ended September 30, 2025 were $0.7 million compared to $0.5 million for the nine months ended September 30, 2024. The research and development costs in the nine months ended September 30, 2025, remained approximately consistent with the costs in the same period of 2024.

Total Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%

Interest expense	$(1,722)	$(3,661)	$1,939	53%	$(5,448)	$(11,004)	$5,556	50%
Change in fair value of derivative liabilities	6,097	(18,849)	24,946	132%	2,186	(17,633)	19,819	112%
Gain (Loss) on extinguishment of debt	(477)	-	(477)	-%	(477)	5,205	(5,682)	109%
Loss on impairment of assets	(196)	-	(196)	-%	(196)	-	(196)	-%
Other expense	(14)	(106)	92	87%	(42)	(893)	851	95%
Other income	5,170	6	5,164	86067%	5,351	2,806	2,545	91%
Total Other Income (Expense)	$8,858	$(22,610)	$31,468	139%	$1,374	$(21,519)	$22,893	106%
Total other income (expense) increased by $31.5 million to other income of $8.9 million for the three months ended September 30, 2025, as compared to an expense of $22.6 million for the same period of 2024. The increase was primarily driven by the change in fair value of derivative liabilities of $24.9 million and other income of $5.2 million. The change in fair value of derivative liability relates to the valuation of warrants previously issued by the Company. Other income for the three months ended September 30, 2025 mainly consists of the one-time payment of $5.0 million related to the patent purchase agreement as described in Note 15 of our condensed consolidated financial statements for the period.
Total other income (expense) increased by $22.9 million to other income of $1.4 million for the nine months ended September 30, 2025, as compared to other expense of $21.5 million for the same period of 2024. The increase was primarily driven by the change in fair value of derivative liabilities of $19.8 million, interest expense of $5.6 million, and other income of $2.5 million, partially offset by the gain on extinguishment of debt of $5.7 million. The change in fair value of derivative liability relates to the valuation of warrants previously issued by the Company. Other income for the nine months ended September 30, 2025 mainly consists of the one-time payment of $5.0 million related to the patent purchase agreement as described in Note 15 of our condensed consolidated financial statements for the period. Other income for the nine months ended September 30, 2024 mainly consists of the one-time payment of $2.5 million related to the Patent License agreement as described in Note 15 of our condensed consolidated financial statements for the period.
Liquidity and Capital Resources
From inception through the year ended December 31, 2023, we incurred losses from operations each year. As of September 30, 2025, we had an accumulated deficit of $245.7 million. Historically, our operations have primarily been funded from the sale of capital stock, issuances of notes payable, and convertible debt securities.
We have incurred recurring net losses in prior years, currently have a significant accumulated deficit, and have experienced negative working capital. Previously, the scheduled maturity of the Senior Secured Note (as defined in Note 7) in September 2025 raised substantial doubt about our ability to continue as a going concern for a period of 12 months from the filing of the prior Form 10-Q.
However, as described in Note 7 of our condensed consolidated financial statements for the period, we successfully refinanced our outstanding debt during the three months ended September 30, 2025. The refinancing extended the maturity of our debt and provided the option for additional liquidity to support ongoing operations through the secured revolving credit facility. In addition, the operating income achieved in the current year, the receipt of $5 million from the patent purchase agreement, and the capital raised from a private placement in October 2024 have all contributed to a significant improvement in our financial position.

As discussed in Note 2, management has evaluated our ability to continue as a going concern in light of these developments. Based on the successful refinancing and other recent initiatives, management believes the Company has sufficient resources to meet its obligations as they become due and to continue as a going concern for at least the next 12 months. We continue to monitor our financial position, liquidity, and compliance with debt covenants on an ongoing basis.

Management remains focused on maintaining the Company’s improved financial position and operational momentum. While we continue to monitor our liquidity and capital resources closely, we believe that the successful refinancing of our debt, as described in Note 7, together with our recent operating income and capital initiatives, have significantly strengthened our ability to meet our obligations as they come due. As discussed in Note 2, these actions have alleviated the substantial doubt about our ability to continue as a going concern. We will continue to evaluate opportunities to further enhance our capital structure and support our growth strategy. Although we cannot predict all future events or guarantee that unforeseen circumstances will not arise, we are confident that the steps taken to date position the Company well to support ongoing operations and execute on our strategic objectives.
The following table presents summarized cash flow information:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows provided by operating activities	$557	$1,714
Cash flows provided by (used in) investing activities	$3,154	$(254)
Cash flows used in financing activities	$(4,346)	$(119)
Cash provided by operating activities for the nine months ended September 30, 2025, totaled $0.6 million and consisted primarily of net income of $5.7 million and an increase in net operating assets of $5.1 million, partially offset by non-cash charges of $3.5 million related to stock-based compensation expense, $2.2 million related to a change in the fair value of derivative liabilities, and $1.4 million related to amortization of debt issuance and debt discounts. Net operating assets consisted primarily of inventory, accrued expenses, prepaid expenses and accounts receivable to support the growth of our operations.
Cash provided by operating activities for the nine months ended September 30, 2024 totaled $1.7 million and consisted primarily of a net loss of $18.6 million and a gain of extinguishment of debt of $5.2 million, partially offset by non-cash charges of $17.6 million related to a change in the fair value of derivative liabilities and $4.8 million related to amortization of debt issuance and debt discounts, as well as the receipt of $2.5 million related to the Patent License, as further discussed in Note 15 to the condensed consolidated financial statements.
Cash provided by investing activities for the nine months ended September 30, 2025, totaled $3.2 million and consisted primarily of proceeds from the patent purchase agreement of $5.0 million partially offset by purchases of property and equipment of $1.8 million, of which $0.9 million was related to leasehold improvements at our new headquarters and $0.7 million was related to purchases of property and equipment related to manufacturing equipment.
Cash used in investing activities for the nine months ended September 30, 2024, totaled $0.3 million and primarily consisted of purchases of property and equipment related to manufacturing equipment.
Cash used in financing activities for the nine months ended September 30, 2025, totaled $4.3 million and consisted primarily of paying off the Existing Debt as described in Note 7 to the condensed consolidated financial statements and offset by the proceeds of the secured term loan and secured revolving credit facility as also described in Note 7 to the condensed consolidated financial statements.
Cash used in financing activities for the nine months ended September 30, 2024, totaled $0.1 million and consisted primarily of payment of a note payable and offset by proceeds from a note payable.
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
Segment and Geographic Information
We have determined that we have one operating segment. Our revenues are generated from sales primarily in the United States. All significant expenses are generated in the United States and all significant assets are in the United States. For further information on the Company's operating segment, refer to Note 17 to the condensed consolidated financial statements.
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
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2025.
As of December 31, 2024, the Company identified the following material weaknesses which continue to exist as of September 30, 2025:

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

As a result, management concluded that its internal control over financial reporting was not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.
PART II — OTHER INFORMATION
Item 1.          LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2025, see Note 16 to the condensed consolidated financial statements, which information is incorporated herein by reference.
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

Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.          DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.          MINE SAFETY DISCLOSURES
Not applicable.
Item 5.          OTHER INFORMATION
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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

3.9	Certificate of Designation of Series D Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 20, 2020).
3.10	Certificate of Amendment of the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on January 5, 2021).
3.11	Certificate of Amendment of the Articles of Incorporation, dated January 31, 2023 (Incorporated by reference to Exhibit 3.12 to the Form S-1/A filed with the SEC on January 31, 2023).
3.12	Certificate of Amendment of the Articles of Incorporation, effective as of October 18, 2024 (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on October 18, 2024).
10.1	Separation and Release Agreement, dated July 28, 2025, between Nanci Gilmore and the Company (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 31, 2025).
10.2	SANUWAVE Health, Inc. 2024 Equity Incentive Plan, as amended August 19, 2025 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 20, 2025).
10.3
Credit Agreement, dated as of September 25, 2025, by and among the Company, as a guarantor, Sanuwave, Inc., as a borrower, SanuWave Services, LLC, as a guarantor, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 26, 2025).

10.4	Separation and Release Agreement, dated October 24, 2025, between Andrew Walko and the Company (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 30, 2025).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Principal Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation.

101.DEF*	XBRL Taxonomy Extension Definition.

101.LAB*	XBRL Taxonomy Extension Labels.

101.PRE*	XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANUWAVE HEALTH, INC.

Dated: November 6, 2025	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: November 6, 2025	By:	/s/ Peter Sorensen
Peter Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)