Form 10-K
period 2025-12-31
SANUWAVE Health, Inc.
filed 2026-03-26
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrants’ executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (assuming, for purposes of this calculation only, that the registrant’s directors, executive officers and greater than 10% stockholders are affiliates of the registrant), based upon the closing sale price of the registrant’s common stock on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $233.3 million.
As of March 24, 2026, there were issued and outstanding 8,594,209 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement relating to our 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SANUWAVE Health, Inc.

PART I
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K of SANUWAVE Health, Inc. and its subsidiaries (“Sanuwave” or the “Company”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding: results of operations, liquidity, and operations, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST®; the estimated size of the wound care market; success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the conversion of outstanding warrants or issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or the cost of our products; timing of clinical studies and any eventual United States ("U.S.") Food and Drug Administration ("FDA") approval of new products and new uses of our current products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this report, including the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”).
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
Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to “we," “us,” and “our” are to the consolidated business of the Company.
EXPLANATORY NOTE REGARDING RESTATEMENT
This Annual Report on Form 10-K for the year ended December 31, 2025, includes the restatement of previously issued consolidated financial statements, data, and related disclosures for the following periods:
•The audited consolidated financial statements and related disclosures as of and for the year ended December 31, 2024, as included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (see Part II, Item 8);
•Unaudited quarterly financial information as of and for the three months ended March 31, 2024, the three and six months ended June 30, 2024, and the three and nine months ended September 30, 2024 (see Part II, Item 8);
•Unaudited quarterly financial information as of and for the three months ended March 31, 2025, the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025 (see Part II, Item 8).
During the preparation of this Annual Report on Form 10-K, the Company determined that it had not appropriately accounted for certain transactions under US GAAP. For the years ended December 31, 2024 and 2025, presented, the transactions related to sales tax, which led to an understatement of accrued expenses and a corresponding, non-recurring increase in expense due to the recognition of previously unrecorded taxes, associated interest, and penalties. For the quarters ended March 31, June 30, and September 30, 2025, the Company also determined that revenue was overstated and current portion of contract liabilities and contract liabilities, less current portion were understated related to extended warranties.
In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in the aggregate, and concluded that the errors in aggregate were material to the consolidated financial statements for the affected periods.
Accordingly, previously issued financial information for the periods indicated above, as included in the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, earnings releases, and similar communications, should no longer be relied upon and is superseded by the information contained in this Annual Report.

Item 1.    BUSINESS
Overview
Sanuwave is a medical device company providing directed energy products into the wound care space. Our mission is to improve patient lives and outcomes by developing and marketing effective, easy to use products to decrease wound burden, lessen healing times, and reduce patient pain.
Our focus is regenerative medicine utilizing noninvasive ultrasound to produce a biological response promoting the repair and regeneration of tissue, musculoskeletal, and vascular structures. The Company’s patented and FDA cleared product is the UltraMIST® system, which is used to treat a variety of acute and chronic wounds. The Company is backed by an intellectual property (“IP”) portfolio of over 60 patents.
In the year ended December 31, 2025, we had total revenues of $44.1 million, a 35% increase from revenues of $32.6 million in the year ended December 31, 2024. UltraMIST systems and consumables represented approximately 99% of 2025 revenues versus 98% of revenues in 2024.
Our Products and Services:
The Company develops and markets directed energy products that utilize ultrasound technology. UltraMIST is the only commercial product currently marketed by the Company.
UltraMIST
The UltraMIST system delivers low frequency, non-thermal ultrasound to target tissues using a fluid mist to transmit energy in a non-contact, pain free fashion. This energy penetrates deep into wound beds to promote healing while reducing inflammation, killing bacteria and biofilms, and increasing the growth of blood vessels in the wound and peri-wound.

This proprietary technology has been shown to speed healing and reduce reported pain. UltraMIST has been cleared by the FDA for wound healing and debridement for a variety of acute and chronic wounds including:

•diabetic foot ulcers,
•venous leg ulcers,
•split thickness wounds/skin grafts,
•deep tissue pressure injuries,
•surgical wounds, and
•many more wound types.

The UltraMIST system is cleared for marketing in the U.S. by the FDA (K140782) and has the Centers for Medicare and Medicaid Services ("CMS") category one reimbursement under code 97610. The UltraMIST system treatment must be administered by a healthcare professional.

The UltraMIST system is highly portable and is used in hospitals, physician’s offices, wound centers, nursing homes, skilled nursing facilities, and by mobile wound care providers serving patient homes. Treatment may be provided by a doctor, nurse, nurse practitioner, or physical therapist.

Treating chronic wounds is a difficult and time-consuming process. Current modalities for wound management typically involve the use of ointments and liquid solutions, specialized bandages, topical skin substitutes, negative pressure, or hyperbaric oxygen. Despite this, many patients are left with chronic wounds resistant to healing.

Sanuwave’s UltraMIST protocol is at the forefront of improving the standard of care for advanced and chronic wounds. Our solutions help expedite the healing process at a cellular level, a better and simpler alternative that can lead to improved patient outcomes and enhanced quality of life.

As the UltraMIST device never touches the wound, the treatment is painless and patients report a significant reduction in pain post treatment. Significant clinical research demonstrates reductions in healing time, patient pain, and other indicators of patient healing (more clinical information can be found on our website: https://sanuwave.com/clinical). The UltraMIST system is in use with many top hospitals and wound care providers across the United States. Typical treatment time is six minutes (and ranges from three to 20 minutes).

UltraMIST is sold using a simple “razor/razor blade” model. Customers purchase an UltraMIST system and then each treatment utilizes a sterile, single use applicator sold in cases of 12. UltraMIST consumables revenues constitute the majority of Sanuwave revenue amounting to approximately 58% of total revenues in 2025 and are expected to remain the largest revenue stream for the Company. As of December 31, 2025, there were 1,292 active systems in the field. Active systems are defined as those owned by customers who have ordered consumable applicators within the last 6 months (or within their expected ordering timeframe for those who order infrequently). In the event that customers are known to have discontinued use, their systems may be removed from this total earlier.

Market
We estimate the wound care market exceeds $67 billion per year in the United States and is spread among a number of key categories
1) Rice et al. Diabetes Care 2014;37:651-658.
2) Rice et al. J Med Econ. 2014;17-(5): 347-356.
3) National Pressure Ulcer Advisory Panel (NPUAP).
4) Nussbaum, Carter, Fife Value Health 2018.

With an aging population and high incidence of obesity, diabetes, cancers, and autoimmune disorders, the Company believes this market is likely to continue to expand.
Strategy
The Company is focused on building a direct sales force and distribution network to market the UltraMIST product in the United States and to assess potential expansion abroad. The Company sees two broad trends favoring UltraMIST adoption:

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

Improved Outcomes
Clinical Evidence
Increased Usage
Improved
Reimbursement

We aim to change the wound care space by bringing cost effective, easy to use technology to market, and putting it into the hands of providers who can easily adopt it as well as integrate it into their workflow and patient treatment plans. To generate broad adoption, a technology needs to be more than just effective, it needs to be both user and patient friendly. Our goal is to provide the technology that physicians need to provide the wound care that patients want.
Traditionally, many patients have been resistant to seek wound care because treatments are long in duration, difficult, involve cumbersome medical devices that must be worn long term, and are frequently painful. The Company seeks to overcome such patient and provider objections in order to expand access to high quality, modern wound care and to get more patients seen and seen earlier. By lowering the bar of “willing to seek treatment,” Sanuwave seeks to engage with patients and wounds before they become severe.
By providing an effective, pain free system with short treatment times that practitioners can learn to use via video conference and for which nationwide category 1 CMS reimbursement is already available, the Company seeks to appeal to the “three P’s.”
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

Sales, Marketing and Distribution
The Company sells systems through a combination of direct sales representatives, independent distributors, and resellers. The systems are used in hospitals, clinics, and alternate care facilities. Our primary sales are in the United States.
Manufacturing
The Company has developed a network of suppliers, manufacturers, and contract service providers to provide sufficient quantities of our products.

The Company sources the generator and treatment wand components of its products from Nortech Systems, Inc in Maple Grove, MN. Our generators and treatment wands are manufactured in accordance with applicable quality standards and applicable industry and regulatory standards. In addition, the Company performs the final product testing for generators and treatment wands internally.
The Company is party to a manufacturing supply agreement with Dynamic Group in Ramsey, MN, covering the applicator component of our products. Our applicators are manufactured in accordance with applicable quality standards and applicable industry and regulatory standards. Dynamic Group produces the applicators and applicator kits for our products.
Our facility in Eden Prairie, MN consists of 20,019 square feet and provides office, product development, quality control, and warehouse space. It is an FDA-registered facility and is International Organization for Standardization (ISO) 13485:2016 certified.
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
Patents
The Company considers the protection afforded by patents important to our business. The Company intends to seek and maintain patent protection in the United States and select foreign countries, where deemed appropriate for products that the Company develops. As of December 31, 2025, Sanuwave held more than 60 issued or pending patents worldwide that cover various aspects of the Company’s technology. In general, our patents are effective, ranging from 6 months to 15 years. There are no assurances that any patents will result from our patent applications, or that any patents that may be issued will protect our intellectual property, or that any issued patents or pending applications will not be successfully challenged, including as to ownership and/or validity, by third parties. In addition, if the Company does not avoid infringement of the intellectual property rights of others, the Company may have to seek a license to sell our products, defend an infringement action or challenge the validity of intellectual property in court. Any current or future challenges to our patent rights, or challenges by us to the patent rights of others, could be expensive and time consuming.
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
The Company has the following trademark registrations: SANUWAVE® (United States, European Community, Canada, Japan, Switzerland, United Kingdom, Taiwan and under the Madrid Protocol), Energy First® (United States), Healing Today, Curing Tomorrow® (United States), and UltraMIST® (United States).
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
The Company also maintains other trademark registrations.
Competition
The advanced wound care market is highly competitive and includes a broad range of technologies used to promote wound healing, manage exudate, control infection, and support tissue regeneration. The Company competes with manufacturers of advanced wound dressings, negative pressure wound therapy systems, cellular and tissue-based products, biologic grafts, and energy-based wound treatment technologies. Many of these companies have significantly greater financial, marketing, sales, and research resources than the Company.
Major participants in the wound care market include multinational medical device and wound care companies such as Solventum, Smith & Nephew, Molnlycke Health Care, Essity, Coloplast, and Convatec, which offer portfolios of advanced wound dressings, wound management products, and negative pressure wound therapy systems.
The Company also competes with manufacturers of cellular and tissue-based products and biologic wound therapies, including Organogenesis, MiMedx Group, Integra LifeSciences, Vericel, and Kerecis.
In addition, the Company competes with energy-based wound treatment technologies, including ultrasound systems developed by Arobella Medical and NanoVibronix, and acoustic wave technologies developed by SoftWave Tissue Regeneration Technologies. Wound imaging and diagnostic technologies from companies such as MolecuLight and MIMOSA Diagnostics may also influence treatment decisions in wound care.
The UltraMIST therapy system, delivers non-contact low-frequency ultrasound therapy intended to promote wound healing through mechanical stimulation of tissue. The Company believes UltraMIST may offer advantages in certain settings due to its non-contact application, ease of use, and patient tolerability. Healthcare providers, however, may choose among many treatment alternatives depending on clinical protocols, reimbursement considerations, and physician or facility preference.
The Company’s products also compete with conventional wound care approaches, including surgical or sharp debridement, standard wound dressings, compression therapy, and other established wound management practices. Competitive factors include clinical outcomes, ease of use, patient comfort, reimbursement coverage, cost, and the availability of supporting clinical evidence.
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
Manufacturing Certifications
The Medical Device Single Audit Program ("MDSAP")
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
The Company has been certified to the MDSAP requirements for the U.S., most recently successfully completing a MDSAP recertification audit in June 2025. Audit to additional countries will be conducted if expansion to those markets is considered. This certificate is valid for three years. Annual surveillance audits are required to maintain this certification. A surveillance will be conducted in 2026.
Manufacturing cGMP Requirements
Manufacturers of medical devices are required to comply with FDA manufacturing requirements contained in the FDA’s current Good Manufacturing Practices ("cGMP") set forth in the quality system regulations promulgated under section 520 of the Federal Food, Drug and Cosmetic Act. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-PMA approval inspection before the Company can use it. The Company and some of our third-party service providers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.
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

In addition to HIPAA, many states have laws that govern the processing, collection, use, disclosure, transfer, storage, disposal and protection of health-related and other sensitive and personal information. These state law protections are different and, in some cases, may be more stringent, broader in scope, or offer greater individual rights with respect to sensitive health information than HIPAA. These laws are evolving rapidly and may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. By way of example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (“CCPA”) gives California residents individual privacy rights to access and delete their personal information, opt out of certain personal information sharing, limit the use of their sensitive personal information, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA also established a new California agency, the California Privacy Protection Agency, which is authorized to issue new substantive regulations and has independent enforcement power alongside the California Attorney General. These additional rights and the establishment of an agency with independent enforcement powers are expected to increase data breach litigation and government enforcement activity in California. Comprehensive privacy legislation similar to the CCPA has been adopted in many other U.S. states. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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
Employees
As of December 31, 2025, we had a total of 55 full time employees in the United States. Of these, 15 were engaged in research and development which also includes clinical, regulatory, and quality. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.
Corporate Information
We were formed as a Nevada corporation in 2004. Our corporate headquarters address is 9600 W. 76th Street, Suite 118, Eden Prairie, MN, 55344, and our main telephone number is (800) 545-8810 or (952) 656-1029.
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
We are taking certain measures to remediate these material weaknesses as discussed further in Part II, Item 9A of this Annual Report on Form 10-K; however, such material weaknesses had not been remediated as of December 31, 2025. In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures were not operating effectively as of December 31, 2025. The material weaknesses will not be considered remediated until management completes the design and implementation of the applicable controls, such controls have operated effectively for a sufficient period of time, and management has concluded, through testing, that these controls are operating effectively.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2025, we engaged a third party to conduct a sales and use tax nexus study. Management used this third party report and identified that we had a historical state and local sales tax liability related to prior periods. We are required and subject to collect and remit sales and use tax in state and local jurisdictions where we have economic and physical nexus. During the year ended December 31, 2025, we determined that a sales tax liability, related to the periods of 2022 through 2025, was probable and determined an estimated liability for sales transactions processed in jurisdictions where we had not previously reported. Management has concluded that the error was material to the previously issued annual financial statements and, accordingly, a restatement of prior period financial information was required in accordance with U.S. GAAP and SEC rules. For further information, refer to Note 2 to the consolidated financial statements.
There can be no assurance as to when the material weaknesses will be remediated. These remediation measures will be time consuming, will result in us incurring significant costs, and will place significant demands on our financial and operational resources.
We cannot assure that the measures we have taken to date and may take in the future will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. Any failure to design, implement, and maintain effective internal control over financial reporting and effective disclosure controls and procedures, or any difficulties encountered in their implementation or improvement, could result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause shareholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business, financial condition, results of operations, and stock price.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred net losses since our inception. If not utilized, some of our federal and state net operating loss (“NOL”) carryforwards will begin to expire in various years beginning after 2033. Under the Internal Revenue Code of 1986, as amended, (the “Code”), and certain similar state tax provisions, we are generally allowed to carry forward our NOLs from a prior taxable year to offset our future taxable income, if any, until such NOLs are used or expire, subject to certain limitations. The same is true of other unused tax attributes, such as tax credits. In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During the quarter ended June 30, 2025, we completed an IRC Section 382 analysis of our tax attributes. That analysis showed that $44.2 million of our NOL tax attributes would expire before becoming available under our limitation as a result of shifts in our ownership. We have adjusted our tax attributes to account for this limitation.
Our history of operating losses and prior reliance on external financing has raised, and could again raise, substantial doubt about our ability to continue as a going concern.
The Company has historically experienced recurring net losses, accumulated deficits, negative working capital, and significant debt maturities, which raised substantial doubt about its ability to continue as a going concern.
During the year ended December 31, 2025, management executed a comprehensive refinancing of the Company’s secured debt with a new lender, which extended the maturity of the Company’s principal debt obligations and established a secured revolving credit facility. In addition, the Company generated net income of $11.8 million for the year ended December 31, 2025, and achieved positive operating income for both the years ended December 31, 2025, and December 31, 2024.
Management evaluated the Company’s financial condition and projected cash flows for the twelve months following the issuance of the consolidated financial statements included in this Annual Report on Form 10-K. Based on the debt refinancing, improved operating performance, and expected cash inflows from operations, we believe that our anticipated cash flows from operations, and cash on hand will be sufficient to satisfy our working capital needs, capital expenditures and debt repayments for at least twelve months from the issuance date of these consolidated financial statements.
However, there can be no assurance that the Company will continue to generate positive operating results or maintain sufficient liquidity in the future. Management will continue to monitor the Company’s financial position, operating results, and compliance with debt covenants. If the Company is unable to sustain improved operating performance, maintain access to financing, or comply with applicable debt covenants, its financial condition and ability to continue operations could be materially adversely affected.
If we are unable to successfully raise additional capital, our viability may be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.
Prior to 2025, we experienced negative operating cash flows and funded our operations primarily from proceeds received from sales of our capital stock, the issuance of promissory notes and convertible promissory notes, the issuance of notes payable to related parties, and product sales. We may seek to obtain additional funds in the future either through equity or debt financings or through strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations or on alternative business opportunities that may be available to us. If we can raise additional funds by issuing debt securities, these debt securities could impose significant additional restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material adverse effect on our business, financial condition, and results of operations, or threaten our ability to continue as a going concern.
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
Changes in reimbursement affecting the wound care market could adversely affect our customers and indirectly reduce demand for our products.

The wound care market is highly dependent on reimbursement from governmental and private third-party payors, including CMS and Medicare Administrative Contractors. CMS and other payors periodically revise coverage policies, payment levels, coding guidance, and utilization rules for wound care products and procedures, including cellular and tissue-based products for skin wounds ("skin substitutes" or allografts) and other advanced wound care therapies.
Although our UltraMIST system is not a skin substitute or allograft product, many of our customers operate within care settings where these products are frequently used as part of broader wound care treatment protocols. Significant reimbursement reductions or policy changes affecting such products or procedures could negatively affect the economics of wound care practices, hospitals, and other providers. These changes could reduce provider revenues, alter treatment protocols, or limit capital expenditures, which could indirectly reduce demand for our products.
Reimbursement policies are determined by governmental and private payers and are outside our control. Changes affecting the wound care reimbursement environment could adversely affect the financial condition of our customers and have a material adverse effect on our business, financial condition, and results of operations.

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
As a small company with fewer than 60 employees, our success depends on the continuing contributions of our management team and qualified personnel. Turnover, transitions or other disruptions in our management team and personnel could make it more difficult to successfully operate our business and achieve our business goals and could adversely affect our results of operation and financial condition. Our success depends in large part on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other pharmaceutical, biotechnology and medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.
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
Governance of Cybersecurity Risks
The Audit Committee of the Board has the primary responsibility for oversight, review and discussion with management of the Company’s information technology, data security, business continuity, artificial intelligence, and cybersecurity-related risk exposures and threats; the potential impact of those risk exposures and threats on the Company’s business, operations and reputation; and the processes management has established to assess, manage, monitor, and mitigate such risk exposures and threats. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for assessing and managing cybersecurity risks. The Company’s management periodically reports on cybersecurity issues and presents information to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters.
Upon verifying that a cybersecurity incident has occurred or is occurring, the Chief Executive Officer and Chief Financial Officer will promptly conduct a preliminary assessment of the severity level of the cybersecurity incident. Following this assessment, the Chief Executive Officer will determine whether to report the cybersecurity incident to the Audit Committee, who will then report such cybersecurity incident to the Board as the chair deems appropriate.

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
Item 2.    PROPERTIES
Our primary corporate and operations office is a leased facility in Eden Prairie, Minnesota, consisting of 20,019 square feet of space under a lease which expires on August 31, 2030. Under the terms of the lease, we pay monthly rent, subject to a 3.5% adjustment on an annual basis.
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
Holders of Common Stock
As of March 24, 2026, there were 8,594,209 shares of common stock outstanding and approximately 159 holders of record of the Company’s common stock.
Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, current and anticipated capital requirements, business prospects, and other factors our board of directors deems relevant, and subject to applicable laws and the restrictions contained in any future financing instruments.
Item 6.    [Reserved]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. The discussion focuses on our financial results of operations for the years ended December 31, 2025 and 2024. You should read this discussion and analysis in conjunction with our consolidated financial statements and related notes thereto for the years ended December 31, 2025, and 2024, which are presented within Part II, Item 8. "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. This discussion has been updated to reflect the restatement of our previously issued financial statements for the quarters ended March 31, June 30, September 30, 2025, and the year ended 2024. All amounts and discussions herein are based on the restated financial information. Refer to Note 2 to the consolidated financial statements for further details regarding the nature and impact of the restatement. Amounts reported in thousands within this annual report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in thousands due to rounding.
Executive Summary
We realized significant revenue growth during the year ended December 31, 2025, with a 35% growth in revenue to $44.1 million for the year ended December 31, 2025, as compared to $32.6 million in 2024. Gross margins also increased to 77% from 75% in 2024. As the Company continues to focus on profitable growth, we have also increased our operating income by 29% to $4.9 million for the year ended December 31, 2025, compared to $3.8 million for the year ended December 31, 2024.
Net income for the year ended December 31, 2025, was $11.8 million, or $1.38 per basic share and $0.41 per diluted share, compared to a net loss of $33.1 million, or $7.41 per basic and diluted share, for the year ended December 31, 2024, an increase of $44.9 million, which was largely driven by a non-cash change in the fair value of derivatives and improved operational performance. We believe these improvements set the stage for additional growth as we head into 2026.

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
The Company uses Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA to assess its operating performance. Adjusted EBITDA is Earnings before Interest, Taxes, Depreciation and Amortization adjusted for the change in fair value of derivatives and any significant non-cash or non-recurring infrequent charges. EBITDA and Adjusted EBITDA should not be considered as alternatives to net income (loss) as a measure of financial performance or any other performance measure derived in accordance with U.S. GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or infrequent items. These non-GAAP financial measures are presented in a consistent manner for each period, unless otherwise disclosed. The Company uses these measures for the purpose of evaluating its historical and prospective financial performance, as well as its performance relative to competitors. These measures also help the Company to make operational and strategic decisions. The Company believes that providing this information to investors, in addition to U.S. GAAP measures, allows them to see the Company’s results through the eyes of management, and to better understand its historical and future financial performance. These non-GAAP financial measures are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other U.S. GAAP measures.
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
As presented in the GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measures exclude the impact of certain charges that contribute to our net income (loss).

	For the Years Ended December 31,
(in thousands)	2025	2024 (As Restated)

Net Income (Loss)	$11,813	$(33,083)
Non-GAAP Adjustments:
Interest expense	6,246	13,779
Depreciation and amortization	1,265	1,145
EBITDA	$19,324	$(18,159)
Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	(8,107)	31,413
Other non-cash or infrequent charges:
Stock-based compensation	4,850	1,514
Loss (Gain) on extinguishment of debt	477	(6,326)
Loss on impairment of assets	196	-
Severance agreement and legal settlement	202	741
Release of historical accrued expenses	-	(1,547)
Gain on license and option agreement	(5,000)	(2,500)
Prepaid legal fees expensed from termination of Merger Agreement	-	457
State and local sales tax [1]	1,567	1,569
Sale and disposal of PACE product line [2]	123	-
Adjusted EBITDA	$13,632	$7,162
1 The charges represent a non-recurring state and local sales tax expense related to the restatement of prior period financial statements.
2 The charges represent the net amount of proceeds received of $0.4 million and inventory written down of $0.5 million, as part of the Company's sale and disposal of the PACE product line.

Results of Operations
The following table sets forth our consolidated statement of operations:

	For the Years Ended December 31,		Change
(in thousands)	2025	2024 (As Restated)	$	%
Revenue	$44,051	$32,634	$11,417	35%
Cost of revenue	10,082	8,084	1,998	25%
Gross margin	33,969	24,550	9,419	38%
Gross margin %	77%	75%
Operating expenses:
General and administrative	19,372	12,917	6,455	50%
Selling and marketing	7,419	6,323	1,096	17%
Research and development	1,353	673	680	101%
Depreciation and amortization	880	789	91	12%
Operating Income	4,945	3,848	1,097	29%
Total Other Income (Expense)	6,954	(36,904)	43,858	119%
Income tax expense	86	27	59	219%
Net Income (Loss)	$11,813	$(33,083)	$44,896	136%
Revenue
Revenues for the year ended December 31, 2025 were $44.1 million, compared to $32.6 million for 2024, an increase of $11.4 million or 35%. The increase in revenue was primarily driven by higher sales volumes of UltraMIST® consumables and systems. The quantity of UltraMIST® consumables sold increased 24%, and UltraMIST® systems sold increased by 67% in 2025 compared to 2024.
Pricing trends also contributed to year-over-year performance. The average selling price of UltraMIST® consumables increased 3% in 2025 compared to 2024. In contrast, the average selling price of UltraMIST® systems declined by 3%, primarily due to a higher proportion of sales through resellers. UltraMIST® systems sold through resellers comprised 34% of system sales in 2025 compared to no reseller system sales in 2024. Expanding reseller sales supports faster placement of systems into customer facilities and contributes to growth in our active system base.
Cost of Revenue
Cost of revenues for the year ended December 31, 2025 were $10.1 million, compared to $8.1 million for 2024. Gross profit as a percentage of revenues was 77% for the year ended December 31, 2025, compared to 75% for the same period in 2024. This increase in gross margin was largely driven by increased pricing on our UltraMIST® consumables and reductions in system cost of revenue, partially offset by a decrease in UltraMIST® system pricing, largely resulting from a higher reseller mix. The average gross profit of systems sold increased 0.1% in 2025 compared to 2024.
General and Administrative
General and administrative expenses for the year ended December 31, 2025 were $19.4 million as compared to $12.9 million for 2024, an increase of $6.5 million, or 50%. The increase in 2025 as compared to 2024 was primarily due to increased headcount expenses of $2.7 million, non-cash charges for stock-based compensation totaling $2.4 million, software expenses of $0.4 million, audit and tax professional expenses of $0.2 million, and public company costs of $0.2 million.

Selling and Marketing
Selling and marketing expenses for the year ended December 31, 2025 were $7.4 million as compared to $6.3 million for 2024, an increase of $1.1 million, or 17%. The year-over-year increase in sales and marketing expenses in 2025, was primarily driven by increased headcount expenses of $1.9 million, non-cash charges for stock-based compensation totaling $0.8 million, and consulting expenses of $0.5 million, partially offset by a decrease in outside commission expense of $1.9 million as our focus shifted toward a higher mix of resellers versus distributors.
Research and Development
Research and development expenses for the year ended December 31, 2025 were $1.4 million, compared to $0.7 million for 2024. The increase in research and development costs in 2025 as compared to 2024, was largely driven by research and development (R&D) project expenses totaling $0.2 million, consulting expenses of $0.2 million, and patent legal fees of $0.2 million.
Other Income (Expense), net
Other income (expense), net consists of the following:

	For the Years Ended December 31,		Change
	2025	2024 (As Restated)	$	%

Interest expense	$(6,246)	$(13,779)	$7,533	(55%)
(Loss) Gain on extinguishment of debt	(477)	6,326	(6,803)	(108%)
Change in fair value of derivative liabilities	8,107	(31,413)	39,520	126%
Loss on impairment of assets	(196)	-	(196)	-%
Other expense	(42)	(893)	851	(95%)
Other income	5,808	2,855	2,953	103%
Total Other Income (Expense)	$6,954	$(36,904)	$43,858	(119%)

Total other income for the year ended December 31, 2025 was $7.0 million, as compared to an expense of $36.9 million for 2024, an increase of $43.9 million. The increase was primarily driven by the change in fair value of derivative liabilities of $39.5 million, interest expense reduction of $7.5 million, and an other income increase of $3.0 million, partially offset by a change in the gain (loss) on extinguishment of debt of $6.8 million. The change in fair value of derivative liability relates to the valuation of warrants previously issued by the Company. The reduction in interest expense is due to the conversion of previously issued notes that were exchanged for common stock in October 2024 as described in Note 13 of our consolidated financial statements, as well as a reduction in interest rate from the repayment of our Senior Secured Debt and issuance of our Term Loan as described in Note 9 of our consolidated financial statements. Other income for 2025 mainly consists of the one-time payment of $5.0 million related to the patent purchase agreement as described in Note 20 of our consolidated financial statements. Other income for 2024 mainly consists of the one-time payment of $2.5 million related to the Patent License agreement as described in Note 20 of our consolidated financial statements.
Liquidity and Capital Resources
From inception through the year ended December 31, 2024, we incurred losses from operations each year. As of December 31, 2025, we had an accumulated deficit of $242.7 million. Historically, our operations have primarily been funded from the sale of capital stock, and issuances of notes payable, and convertible debt securities.
We have incurred recurring net losses in prior years, currently have a significant accumulated deficit, and have experienced negative working capital. Previously, the scheduled maturity of the Senior Secured debt in September 2025 raised substantial doubt about our ability to continue as a going concern for a period of 12 months from the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

However, as described in Note 9 of our consolidated financial statements, we successfully refinanced our outstanding debt during 2025. The refinancing extended the maturity of our debt and provided the option for additional liquidity to support ongoing operations through the secured revolving credit facility. In addition, the operating income achieved in 2025, the receipt of $5.0 million from the patent purchase agreement as described in Note 20 of our consolidated financial statements, and the capital raised from a private placement in October 2024 as described in Note 14 of our consolidated financial statements, have all contributed to a significant improvement in our financial position.
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
Management remains focused on maintaining the Company’s improved financial position and operational momentum. While we continue to monitor our liquidity and capital resources closely, we believe that the successful refinancing of our debt, as described in Note 9 of our consolidated financial statements, together with our recent operating income and capital initiatives, have significantly strengthened our ability to meet our obligations as they come due. These actions have alleviated the substantial doubt about our ability to continue as a going concern. We will continue to evaluate opportunities to further enhance our capital structure and support our growth strategy. Although we cannot predict all future events or guarantee that unforeseen circumstances will not arise, we are confident that the steps taken to date position the Company well to support ongoing operations and execute on our strategic objectives.
The following table presents summarized cash flow information:

	For the years ended December 31,
(in thousands)	2025	2024 (As Restated)
Cash flows provided by operating activities	$3,876	$2,455
Cash flows provided by (used in) investing activities	$3,433	$(490)
Cash flows (used in) provided by financing activities	$(5,587)	$6,354
Cash Flows from Operating Activities
Cash provided by operating activities for 2025 totaled $3.9 million. The primary source was net income of $11.8 million, adjusted for non-cash items including stock-based compensation expense of $4.9 million, amortization of debt issuance costs and debt discounts of $1.5 million, depreciation and amortization of $1.3 million, a $0.5 million inventory write-off related to the disposal of PACE, $0.6 million in tenant improvement allowances received, and $0.9 million of other non-cash items. These were partially offset by a non-cash gain of $8.1 million on the change in fair value of derivative liabilities, a $5.4 million non-cash gain on the sale of patents, and a $4.0 million net use of cash from changes in operating assets and liabilities, driven primarily by an increase in accounts receivable reflecting higher revenue activity and an increase in inventory due to a build up to support anticipated demand.
Cash provided by operating activities for 2024 totaled $2.5 million and consisted primarily of the change in fair value of derivative liabilities connected to our convertible debt and warrants issued. The Company recognized a loss on these liabilities of $31.4 million for the year ended December 31, 2024.
Cash Flows from Investing Activities
Cash provided by investing activities for 2025 totaled $3.4 million, consisting of $5.4 million in proceeds from the sale of patents, partially offset by $1.9 million in purchases of property and equipment.
Cash used in investing activities for 2024 totaled $0.5 million, consisting entirely of purchases of property and equipment.
Cash Flows Provided by Financing Activities
Cash used in financing activities for 2025 totaled $5.6 million, consisting primarily of $27.7 million in payments on notes payable, $1.4 million in repayment of principal on the secured term loan, $0.4 million in debt issuance costs, and $0.2 million in principal payments on finance leases, partially offset by $23.0 million in proceeds from a new secured term loan,

$0.7 million in proceeds from the secured revolving credit facility, and $0.6 million in proceeds from exercises of stock options.
Cash provided by financing activities for 2024 totaled $6.4 million, consisting primarily of $10.3 million in proceeds from the sale of common stock, $1.3 million in proceeds from convertible promissory notes, and $0.5 million from secured promissory notes payable from a related party, partially offset by $3.5 million in payments on notes payable, $0.5 million in repayments of secured promissory notes payable to a related party, $1.5 million in payments to factoring, and $0.2 million in principal payments on finance leases.
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
Sales Tax Nexus and Related Liabilities
During the fiscal year ended December 31, 2025, the Company completed its initial sales tax nexus study to evaluate its obligations to collect and remit sales tax across various state and local jurisdictions. Determining the extent of the Company's sales tax nexus requires significant judgment regarding the nature of the Company's business activities in each jurisdiction, the applicability of economic nexus thresholds, specific customers and their exempt status, the interpretation of state and local tax laws and regulations, which continue to evolve following South Dakota v. Wayfair, Inc. and subsequent legislative developments. This can cause changes in the widely acceptable administrative practices of jurisdictions.
The Company recorded a liability for estimated sales tax obligations, including potential interest and penalties, arising from both current and prior periods, when an exposure is considered probable and the amount can be reasonably estimated. Where the reasonable estimate of a probable liability is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. Reasonably possible exposures identified in the study that do not meet the threshold for accrual are disclosed when material. Given the inherent complexity of multistate tax compliance and the application of economic nexus rules, actual liabilities may differ materially from current estimates, depending on the outcome of ongoing or future reviews by state tax authorities. Such differences may have a material impact on the Company's financial condition, results of operations, or cash flows.
Segment and Geographic Information
We have determined that we have one reportable segment. Our revenues are generated from sales primarily in the United States. All significant expenses are generated in the United States and all significant assets are in the United States. For further information on the Company's reportable segment, refer to Note 22 to the consolidated financial statements.
Effects of Inflation
The rate of inflation, which remains elevated, affects expenses such as employee compensation, office space leasing costs, and research and development charges, which may not be readily recoverable. To the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our consolidated financial condition and results of operations.
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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SANUWAVE Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SANUWAVE Health, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Baker Tilly US, LLP
Minneapolis, Minnesota
March 26, 2026
We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
SANUWAVE Health, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SANUWAVE Health, Inc. (the “Company”) and Subsidiaries as of December 31, 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Restatement of December 31, 2024 Financial Statements
As discussed in Note 2 to the financial statements, the accompanying financial statements as of and for the year ended December 31, 2024, have been restated to correct misstatements regarding accounting for state sales and use tax liability.
Explanatory Paragraph – Going Concern
The 2024 financial statements were prepared assuming that the Company would continue as a going concern. As of the date of the issuance of the 2024 financial statements, the Company had incurred recurring losses, had negative working capital, and needed to refinance its debt to meet its obligations and sustain its operations. These conditions raised substantial doubt about the Company's ability to continue as a going concern as of the date of the issuance of the 2024 financial statements. The 2024 financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
/s/ Marcum LLP
Marcum LLP
We served as the Company’s auditor from 2018 to 2025.
New York, NY
March 20, 2025, except for the effects of the restatement as discussed in Note 2 to the consolidated financial statements, as to which the date is March 26, 2026

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

(In thousands, except share data)	2025	2024 (As Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$11,959	$10,237
Accounts receivable, net of allowance of $1,265 and $1,147, respectively	5,422	3,329
Inventory	5,934	4,149
Prepaid expenses and other current assets	1,312	682
Total Current Assets	24,627	18,397
Non-Current Assets:
Property and equipment, net	1,972	303
Right of use assets, net	390	429
Intangible assets, net	3,026	3,730
Goodwill	7,260	7,260
Secured revolving credit facility debt issuance costs, net	68	-
Total Non-Current Assets	12,716	11,722

Total Assets	$37,343	$30,119

LIABILITIES
Current Liabilities:
Current portion of secured term loan	$5,638	$-
Senior secured debt	-	25,305
Accounts payable	3,251	3,728
Accrued expenses	8,382	7,756
Warrant liability	-	8,107
Current portion of operating lease liabilities	157	126
Current portion of finance lease liabilities	-	175
Current portion of contract liabilities	388	193
Accrued interest	24	-
Other	7	33
Total Current Liabilities	17,847	45,423
Non-Current Liabilities:
Secured term loan, net of current portion and debt issuance costs	15,667	-
Secured revolving credit facility	655	-
Operating lease liabilities, less current portion	854	125
Finance lease liabilities, less current portion	-	66
Contract liabilities, less current portion	701	300
Total Non-Current Liabilities	17,877	491
Total Liabilities	35,724	45,914

Commitments and Contingencies (Note 21)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $0.001, 5,000,000 shares authorized, 6,175 Series A, 293 Series B, 90 Series C, and 8 Series D designated shares, respectively; no shares issued and outstanding at December 31, 2025 and 2024	-	-
Common stock, par value $0.001, 2,500,000,000 shares authorized, 8,588,876 and 8,543,686 issued and outstanding at December 31, 2025 and 2024, respectively	9	9
Additional paid-in capital	244,285	238,685
Accumulated deficit	(242,685)	(254,499)
Accumulated other comprehensive loss	10	10
Total Stockholders’ Equity (Deficit)	1,619	(15,795)
Total Liabilities and Stockholders’ Equity (Deficit)	$37,343	$30,119
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31, 2025 and 2024

(In thousands, except share and per share data)	2025	2024 (As Restated)
Revenue	$44,051	$32,634
Cost of revenues	10,082	8,084
Gross Margin	33,969	24,550

Operating Expenses:
General and administrative	19,372	12,917
Selling and marketing	7,419	6,323
Research and development	1,353	673
Depreciation and amortization	880	789
Total Operating Expenses	29,024	20,702

Operating Income	4,945	3,848

Other Income (Expense)
Interest expense	(6,246)	(12,565)
Interest expense, related party	-	(1,214)
(Loss) Gain on extinguishment of debt	(477)	6,326
Change in fair value of derivative liabilities	8,107	(31,413)
Loss on impairment of assets	(196)	-
Other expense	(42)	(893)
Other income (See Note 20)	5,808	2,855
Total Other Income (Expense)	6,954	(36,904)

Net Income (Loss) Before Income Taxes	11,899	(33,056)

Income tax expense	86	27

Net Income (Loss)	$11,813	$(33,083)

Other Comprehensive Income (Loss)
Foreign currency translation adjustments	-	121
Total Comprehensive Income (Loss)	$11,813	$(32,962)

Earnings (Loss) per Share:
Basic	$1.38	$(7.41)
Diluted	$0.41	$(7.41)
Weighted average shares outstanding:
Basic	8,563,510	4,462,883
Diluted	9,082,510	4,462,883
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance as of December 31, 2023 (as previously reported)	3,041,492	$3	$176,979	$(220,049)	$(111)	$(43,178)
Correction of prior period error (See Note 2)	-	-	-	(1,367)	-	(1,367)
Balance as of January 1, 2024 (as restated)	3,041,492	$3	$176,979	$(221,416)	$(111)	$(44,545)
Sale of common stock	1,248,489	1	10,299	-	-	10,300
Shares issued for settlement of warrants	3,558,396	4	41,380	-	-	41,384
Shares issued for settlement of debt	685,737	1	8,513	-	-	8,514
Stock-based compensation	9,572	-	1,514	-	-	1,514
Foreign currency translation adjustment			-	-	121	121
Net loss (as restated)		-	-	(33,083)	-	(33,083)
Balance as of December 31, 2024 (as restated)	8,543,686	$9	$238,685	$(254,499)	$10	$(15,795)

Stock-based compensation	4,787	-	4,968	-	-	4,968
Stock options exercised	37,879	-	555	-	-	555
Shares granted in lieu of board of director fees	2,524	-	77	-	-	77
Net income	-	-	-	11,813	-	11,813
Balance as of December 31, 2025	8,588,876	$9	$244,285	$(242,685)	$10	$1,619
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2025 and 2024

(In thousands)	2025	2024 (As Restated)
Operating Activities
Net income (loss)	$11,813	$(33,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock-based compensation	4,850	1,514
Depreciation and amortization	974	788
Amortization of right-of-use assets	309	357
Provision for credit losses	202	77
Loss on disposal and impairment of assets	210	-
Loss (gain) on extinguishment of debt	477	(6,326)
Change in fair value of derivative liabilities	(8,107)	31,413
Gain on sale of patents	(5,375)	-
Amortization of debt issuance and debt discounts	1,461	5,520
Write-off of inventory related to PACE disposal	498	-
Gain on lease modification	(7)	-
Accrued interest and accrued interest, related parties	-	3,387
Proceeds from tenant improvement funds	586	-
Changes in operating assets and liabilities
Accounts receivable	(2,296)	(486)
Inventory	(2,283)	(1,198)
Prepaid expenses and other assets	(724)	(79)
Accounts payable	(521)	(1,422)
Accrued expenses and contract liabilities	1,965	1,993
Operating leases	(156)	-
Net Cash Provided by Operating Activities	3,876	2,455

Investing Activities
Purchases of property and equipment	(1,942)	(490)
Proceeds from sale of patents	5,375	-
Net Cash Provided by (Used in) Investing Activities	3,433	(490)

Financing Activities
Repayment of principal secured term loan	(1,438)	-
Proceeds from secured term loan	23,000	-
Proceeds from secured revolving credit facility	655	-
Payment of debt issuance costs	(371)	-
Proceeds from exercises of stock options	556	-
Payment of note payable	(27,747)	(3,548)
Proceeds from convertible promissory notes	-	1,300
Proceeds from secured promissory notes payable, related party	-	500
Payments to secured promissory notes payable, related party	-	(500)
Proceeds from sale of common stock	-	10,300
Payments to factoring	-	(1,490)
Principal payments on finance leases	(242)	(208)
Net Cash (Used in) Provided by Financing Activities	(5,587)	6,354

Effect of Exchange Rates on Cash and Cash Equivalents	-	121

Net Change in Cash and Cash Equivalents During Period	1,722	8,440

Cash and Cash Equivalents at Beginning of Period	10,237	1,797
Cash and Cash Equivalents at End of Period	$11,959	$10,237

Supplemental Information:
Cash paid for interest	$3,744	$4,311
Cash paid for state income taxes	27	4

Non-Cash Investing and Financing Activities:
Capitalize default interest into senior secured debt	$549	$3,850
Shares granted in lieu of board of director fees	77	-
Stock options granted in lieu of cash bonus	117	-
Right-of-use assets obtained in exchange for lease liabilities	430	-
Lease liabilities reduced upon lease modification	99	-
Purchases of property and equipment in accounts payable	45	-
RSUs granted in exchange for services	10	-
Shares issued for settlement of debt	-	8,513
Write off deferred merger costs	-	1,225
Warrants issued in conjunction with senior secured promissory note payable and convertible promissory notes payable	-	3,557
Conversion of warrants to common stock	-	41,380
Conversion of asset-based secured promissory notes to convertible promissory notes	-	4,584
The accompanying notes to consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024
1.    Nature of the Business and Basis of Presentation
SANUWAVE Health, Inc. and subsidiaries (“Sanuwave” or the “Company”) is focused on the commercialization of its patented regenerative medicine utilizing noninvasive ultrasound or shockwaves to produce a biological response promoting the repair and regeneration of tissue, musculoskeletal, and vascular structures. Sanuwave was founded in 2004 and is headquartered in Eden Prairie, Minnesota.
Basis of Presentation - The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-K and Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Amounts reported in thousands within this annual report are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in thousands due to rounding.
Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Foreign Currency Translation - The functional currencies of the Company’s foreign operations are their local currencies. The financial statements of the Company’s foreign subsidiary have been translated into United States dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments are reported in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and as cumulative translation adjustments in accumulated other comprehensive loss in the consolidated balance sheets.
Reverse Stock Split - All share numbers, including the number of shares underlying warrants, options, and convertible debt, and per share amounts presented in these consolidated financial statements, including these footnotes, reflect a one-for-three hundred seventy five (1:375) reverse stock split of the outstanding shares of the Company's common stock effected on October 18, 2024 (the "Reverse Stock Split"). The Company's authorized shares of common and preferred stock along with the par value did not change as a result of the Reverse Stock Split, and no fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would have resulted from the Reverse Stock Split were settled in cash. The Reverse Stock Split affected all common stockholders uniformly and did not alter any stockholder's percentage interest in the Company's common stock, except to the extent that the Reverse Stock Split resulted in certain stockholders experiencing an adjustment of a fractional share as described above.
Reclassification - Certain accounts in the prior period consolidated balance sheets and statement of cash flows have been reclassified to conform to the presentation of the current year consolidated financial statements. These reclassifications had no effect on the previously reported operating results.
2.    Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, the Company engaged a specialist to conduct a sales and use tax nexus study. Management concluded that the Company had a historical state sales and use tax liability related to prior periods. The Company is required and subject to collect and remit sales and use tax in state and local jurisdictions where it has economic and physical nexus. During the year ended December 31, 2025, the Company determined that a sales tax liability existed and estimated a liability for sales transactions processed in jurisdictions where it had not previously reported.
The liability includes an estimate for each state, to account for any penalties and interest that is due on the base tax amount owed. The error resulted in an understatement of accrued expenses for state and local sales tax, including related interest and penalties, in the previously issued consolidated financial statements as of and for the year ended December 31, 2024 (refer to Note 24 for quarterly 2024 and 2025 impacts). As a result of correcting this liability, general and administrative expenses and interest expense were increased in the affected periods, resulting in a one-time, non-recurring increase in reported expenses for the year ended December 31, 2024. This adjustment reflects the cumulative impact of previously unrecorded sales tax, interest, and penalties. The Company does not expect similar expense impacts to recur in future periods, as the underlying sales tax obligations have now been appropriately recognized and remediated.
Consolidated Financial Statements - Restatement Reconciliation Tables
In accordance with Accounting Standards Codification ("ASC") 250, Accounting Changes and Error Corrections, the Company has corrected this error by restating the prior period financial statements. The cumulative effect of the correction as of January 1, 2024, was a $1.4 million increase to accumulated deficit, as reflected in the consolidated statement of stockholders’ equity (deficit). The impact of the correction on the Company’s previously issued consolidated financial statements is summarized as follows:
Consolidated Balance Sheet - January 1, 2024 (opening):

(in thousands)	As of January 1, 2024
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Restated
Accrued expenses	$5,999	$1,367	$7,366
Total Liabilities	65,594	1,367	66,961
Accumulated Deficit	(220,049)	(1,367)	(221,416)
Total Stockholders' Deficit	$(43,178)	$(1,367)	$(44,545)
The $1.4 million adjustment to accumulated deficit as of January 1, 2024, represents the cumulative effect of understated general and administrative expenses of $1.3 million and understated interest expense of $46 thousand recorded during prior years.
Consolidated Balance Sheet - December 31, 2024:
The amounts in the "As Restated" columns are the updated amounts including the impacts from the restatement. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.

(in thousands)		As of December 31, 2024
Consolidated Balance Sheet	Notes	As Previously Reported	Adjustment	As Restated
Accrued expenses	(i)	$4,678	$3,078	$7,756
Total Current Liabilities		42,345	3,078	45,423
Total Liabilities		42,836	3,078	45,914
Accumulated Deficit		(251,421)	(3,078)	(254,499)
Total Stockholders' Deficit		$(12,717)	$(3,078)	$(15,795)
A description of the restatement adjustments in the consolidated balance sheets is as follows:
(i) The $3.1 million increase in accrued expenses as of December 31, 2024 is related to the accrued sales tax, and the related interest and penalties on outstanding sales tax balances through December 31, 2024.

Consolidated Statement of Comprehensive Loss - Year Ended December 31, 2024:

(in thousands, except per share data)		For the year ended December 31, 2024
Consolidated Statement of Comprehensive Loss	Notes	As Previously Reported	Adjustment	As Restated
General and administrative	(i)	$11,348	$1,569	$12,917
Total Operating Expenses		19,133	1,569	20,702
Operating Income		5,417	(1,569)	3,848
Interest expense	(ii)	(12,423)	(142)	(12,565)
Total Other Expense		(36,762)	(142)	(36,904)
Net Loss Before Income Taxes		(31,345)	(1,711)	(33,056)
Net Loss		(31,372)	(1,711)	(33,083)
Total Comprehensive Loss		(31,251)	(1,711)	(32,962)
Net Loss per share: basic and diluted		$(7.03)	$(0.38)	$(7.41)
A description of the restatement adjustments in the consolidated statement of comprehensive loss is as follows:
(i) The $1.6 million increase in general and administrative expenses is related to the adjustment for estimated state and local sales tax expense and for the related penalties on outstanding sales tax balances for the year ended December 31, 2024.
(ii) The $142 thousand increase in interest expense is related to the adjustment for estimated interest on outstanding state and local sales tax balances for the year ended December 31, 2024.
Consolidated Statements of Changes in Stockholders' Equity (Deficit):
The Consolidated Statement of Changes in Stockholders' Equity (Deficit) for 2024 in the accompanying consolidated financial statements has been restated to reflect the correction of prior period errors described above. The cumulative effect of errors originating in fiscal years prior to 2024 are presented as a discrete adjustment to the opening accumulated deficit balance as of January 1, 2024, rather than being allocated back to those individual years.
The line item "Correction of prior period error" presented in the Consolidated Statement of Changes in Stockholders' Equity (Deficit) represents the aggregate understatement of general and administrative expenses of $1.3 million and interest expense of $46 thousand originating in prior fiscal years, resulting in a cumulative increase to accumulated deficit of $1.4 million as of January 1, 2024 with no income tax effect due to the Company's full valuation allowance against its net deferred tax assets.
The accumulated deficit balance as of December 31, 2024, as restated, reflects both the cumulative opening adjustment of $1.4 million described above and the additional restatement adjustments of $1.7 million attributable to the understatement of general and administrative expenses and interest expense within fiscal year 2024. The combined effect of all restatement adjustments increased the Company's accumulated deficit by $3.1 million in the aggregate across all affected periods.
No other components of stockholders' equity (deficit), including common stock, additional paid-in capital, or other comprehensive income (loss), were affected by this restatement.

Consolidated Statement of Cash Flows - Year Ended December 31, 2024
The correction of these errors had no effect on the total cash flows from operations, investing, or financing of the Company.

(in thousands)		For the year ended December 31, 2024
Consolidated Statement of Cash Flows	Notes	As Previously Reported	Adjustment	As Restated
Net Loss		$(31,372)	$(1,711)	$(33,083)
Accrued expenses and contract liabilities	(i)	282	1,711	1,993
Net Cash Provided by Operating Activities		$2,455	$-	$2,455
Description of the restatement adjustments in the consolidated statement of cash flows is as follows:
(i) The $1.7 million increase in accrued expenses for the year ended December 31, 2024 is related to the accrued sales tax, and the related interest and penalties on outstanding sales tax balances.
Income Tax Effects
The Company maintains a full valuation allowance against its net deferred tax assets. Accordingly, the restatement adjustments resulted in no net income tax benefit or expense for any period presented, and the effective tax rate is unchanged.
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
Significant estimates include the recording of allowances for credit losses, the net realizable value of inventory, fair value of goodwill and other intangible assets, the determination of the valuation allowances for deferred taxes, litigation contingencies, stock-based compensation, incremental borrowing rate, the estimated fair value of financial instruments, including warrants, and the accrual of state and local sales tax liabilities.
Cash and cash equivalents - Cash and cash equivalents consist of cash on hand and demand deposits. The demand deposits are highly liquid and readily convertible to known amounts of cash with insignificant risk of changes in value. They are considered to be cash equivalents as they have an original maturity of three months or less from the date of acquisition. The Company classifies all such highly liquid instruments that are not restricted as cash equivalents. Cash equivalents are stated at cost, which approximates fair value due to their short-term nature. For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand and demand deposits.
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
Allowance for credit losses - The Company maintains an allowance for credit losses to cover estimated losses on accounts receivable. The allowance is based on the Company's assessment of various factors, including historical loss experience, the age of receivables, current economic conditions, and the creditworthiness of customers. The allowance for credit losses is reviewed and adjusted as necessary at each reporting date.

Inventory - Inventory consists of purchased medical equipment and parts and is stated at the lower of first in, first out (“FIFO”) method, or net realizable value less allowance for selling and distribution expenses. The Company analyzes its inventory levels and for adjustments to inventory that has, or is expected to, become obsolete.
Property, plant, and equipment (PPE) - PPE is initially recorded at cost, which includes all expenditures directly attributable to bringing the asset into working condition for its intended use. Subsequent to initial recognition, PPE is carried at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, with no residual value for most assets. The estimated useful lives and residual values of assets are reviewed periodically and adjusted if necessary. Major improvements and enhancements that extend the useful life of PPE are capitalized, while routine repairs and maintenance are expensed as incurred. Upon disposal or retirement of an asset, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the period of disposal.
Goodwill - Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. The Company accounts for goodwill under ASC Topic 350, Intangibles-Goodwill and Other. The Company tests goodwill for impairment annually, or more frequently whenever events or circumstances indicate impairment may exist. Goodwill is stated at cost less impairment losses. The Company completes its goodwill impairment test annually in the fourth quarter. The Company performed a qualitative evaluation at the reporting unit level and determined there was no goodwill impairment as of December 31, 2025, and 2024.
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
Leases - The Company accounts for leases in accordance with ASC Topic 842, Leases. At the commencement date of a lease, the Company recognizes a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months. Short-term leases (those with an original term of 12 months or less) are not recorded on the balance sheets; lease expense for these leases is recognized on a straight-line basis over the lease term.
Lease liabilities are measured at the present value of future lease payments using the Company’s incremental borrowing rate unless the implicit rate is readily determinable. ROU assets are measured at the initial lease liability, adjusted for lease incentives, initial direct costs, and any prepaid or accrued lease payments.
Leases are classified as either operating or finance leases at the commencement date. The Company does not have any finance leases as of December 31, 2025. Operating lease ROU assets and liabilities are presented separately on the consolidated balance sheets.
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
The Company’s lease agreements do not contain variable lease payments; all lease payments are fixed and included in the measurement of lease liabilities.
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
Convertible promissory notes – The Company evaluates its convertible instruments to determine if those contracts, or embedded components of those contracts, qualify as derivative financial instruments to be separately accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the consolidated statements of comprehensive loss over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes because of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.
Debt discount – The Company records a debt discount related to warrants issued with debt at fair value and recognizes the cost using the straight-line method, which approximates the effective interest method, over the term of the related debt as interest expense, which is reported in the Other Income (Expense) section in our consolidated statements of comprehensive income (loss). This debt discount is reported as a reduction of the related debt liability.
Contract liabilities – The Company offers a separately priced extended warranty. Because the extended multi-year warranty represents a separate performance obligation, revenue is deferred as a contract liability and recognized over the time that the Company satisfies its performance obligations, which is the warranty term.
Estimated Sales Tax Liability - The Company is evaluating a state sales tax liability analysis for states in which it has economic nexus, and collecting exemption documentation from its customers. The Company will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. The estimated liability for sales tax plus interest and penalties is recorded in accrued expenses in the consolidated balance sheets. The liability may change from the original estimate recorded due to the Company remitting cash to the proper state tax authorities for historical sales tax and interest, inquiries from collecting jurisdictions, and settlement of outstanding amounts through programs offered through those jurisdictions. Due to the estimates involved in the analysis, the Company expects that the estimated liability will change in the future, and may exceed the current estimate. The Company also may be subject to examination by the relevant state tax authorities, which could affect the amount the Company ultimately pays under the accrual. The Company recognized sales tax not collected from its customers along with penalties as general and administrative expense on the consolidated statements of comprehensive income (loss). The Company recognized interest expense on past due amounts not remitted as interest expense on the consolidated statements of comprehensive income (loss).
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

The Company is engaged in the business of designing and selling medical devices. The products and services offered by the Company are integrated and interrelated, and the Company does not have discrete financial information for different business lines that would qualify as separate reportable segments.
All significant accounting policies, including those related to revenue recognition, inventory valuation, property, plant, and equipment, and other key areas, are applied consistently across the entire organization.
Revenue recognition - The core principle of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company allocates the transaction price to all contractual performance obligations included in the contract. If a contract has more than one performance obligation, we allocate the transaction price to each performance obligation based on standalone selling price, which depicts the amount of consideration we expect to be entitled in exchange for satisfying each performance obligation. The Company's revenue is primarily generated from the following activities:
System Sales, Consumables, Parts, and Accessories Sales - Systems, consumables, parts, and accessories sales include devices (new and refurbished), applicators, parts for the system, and accessories. Performance obligations are satisfied at the point in time when the customer obtains control of the goods, which is generally at the point in time that the product is shipped. The Company provides a one-year standard warranty on its systems that are assurance-type warranties under ASC 606. Assurance-type warranties do not represent a separate performance obligation and thus the estimated costs associated with these warranties are recognized as a liability at the time the related revenue is recognized.
Extended Warranty - The Company allocates the transaction price to the extended warranty based on standalone selling price. Warranty revenue is recognized over the time that the Company satisfies its performance obligations, which is the warranty term.
Licensing Fees - Licensing transactions include distribution licenses and intellectual property licenses. Licensing revenue is recognized as the Company satisfies its performance obligations, which may vary with the terms of the licensing agreement.
Other Revenue - Other revenue primarily includes rentals, repairs, and billed freight. The Company recognizes rental revenue ratably over the rental term, reflecting the period during which the customer has access to the system. Repairs (parts and labor) and billed freight revenue are recognized at the point in time that the service is performed, or the product is shipped, respectively.
The Company’s products are sold with standard return rights that are customary in the industry. Historically, product returns have not been significant and have not had a material impact on the Company’s financial statements. The Company monitors return activity on an ongoing basis and evaluates the need for a returns reserve at each reporting period. Based on historical experience and current trends, management believes that the risk of material returns is remote. As such, no material reserve for product returns has been recorded in the accompanying consolidated financial statements.
Shipping and handling costs - Shipping charges billed to customers are included in revenues. Shipping and handling costs incurred have been recorded in cost of revenues totaling $590 thousand and $482 thousand for the years ended December 31, 2025, and 2024, respectively.
Research and development - Research and development costs are expensed as incurred. Research and development costs include costs of research, engineering, and technical activities to develop a new product, researching an expanded product use or making significant improvements to existing products, including the costs of clinical development.
Stock-based compensation - The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation. Stock-based compensation expense is recognized for all share-based payment awards based on the grant-date fair value. The Company grants the following types of equity awards:
Time-based or service awards, which vest based on continued service over a specified period. These awards are valued using the Black-Scholes option pricing model (for stock options) or the grant-date fair value of the underlying common stock (for restricted stock units).
Performance-based awards, which vest upon the achievement of pre-established internal performance targets. These option awards are valued using the Black-Scholes option pricing model.

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
The Company issues new shares of common stock upon the exercise of stock options, warrants, and the vesting of restricted stock units.
Comprehensive income (loss) - Comprehensive income (loss) results from the translation of the Company’s foreign entity’s financial statements from their functional currency to U.S. dollars for consolidation in the accompanying consolidated financial statements.
Deferred offering costs - Deferred stock offering costs represent amounts paid for legal, consulting, and other offering expenses directly attributable to the offering of securities in conjunction with the recapitalization under the Merger Agreement (as defined in Note 21), and are deferred and charged against the gross proceeds of the offering. In the event of a significant delay or cancellation of a planned offering of securities, all the costs would be expensed. In June 2024, the Company terminated the Merger Agreement and the deferred offering costs of $0.5 million were expensed.
New accounting pronouncements
ASU 2024-03, Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this standard will have on the financial statement disclosures.
Recently adopted accounting pronouncements
ASU 2023-09, Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily requires disaggregated annual information about a company's effective tax rate reconciliation and income taxes paid. The Company adopted this ASU prospectively beginning with 2025 and the additional disclosure is included in Note 18. Prior period disclosures have not been restated to conform to the current period presentation.
4.       Allowance for Credit Losses
The rollforward of the allowance for credit losses is as follows:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Allowance for credit losses, December 31	$1,147	$1,237
Provision for credit losses	202	171
Recoveries	-	2
Write-offs	(84)	(263)
Allowance for credit losses, December 31	$1,265	$1,147

5.    Inventory
Inventory consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Finished goods	$6,012	$755
Parts and accessories	135	3,763
Inventory reserve	(213)	$(369)
Total Inventory	$5,934	$4,149
During the year ended December 31, 2025, the Company sold its PACE product line, as part of a strategic realignment to focus on core business offerings. As a result, management conducted a review of inventory associated with this product line and determined that a significant portion was no longer saleable or recoverable. Accordingly, the Company recorded a non-cash inventory write-off of $0.5 million, which is included in cost of revenues for the year ended December 31, 2025.
The write-off reflects management’s estimate of the net realizable value of the affected inventory, in accordance with the Company’s policy to state inventory at the lower of cost or net realizable value.
6.        Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.
The following table summarizes the components of property and equipment, net, and their estimated useful lives as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024	Estimated Useful Life (Years)
Furniture and fixtures	$265	$90	3-5
Computer Equipment	22	-	3
Machinery and Equipment	1,020	642	3-5
Leasehold Improvements	1,023	31	Shorter of lease term or useful life (typically 5)
Property and equipment	2,330	763
Less: Accumulated depreciation	(358)	(460)
Property and equipment, net	$1,972	$303
Depreciation expense related to property and equipment for the years ended December 31, 2025 and 2024 was approximately $392 thousand and $305 thousand, respectively. For the years ended December 31, 2025 and 2024, depreciation recognized within cost of revenues was $216 thousand and $220 thousand, respectively, and depreciation recognized within depreciation and amortization was $176 thousand and $85 thousand, respectively, within the consolidated statements of income (loss).
Additions, Disposals, and Impairments
During 2025, the Company invested in new equipment to support increased production capacity and relocated its headquarters, resulting in additional machinery and equipment and leasehold improvements. There were no material disposals of property and equipment during the year. The Company recognized a $196 thousand loss on impairment of assets during the year ended December 31, 2025, related to the buyout of a finance lease agreement and subsequent impairment and disposal of the related assets. There were no impairments in 2024.
Operating lease assets are excluded from property and equipment, refer to Note 7.

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
Right-of-use asset and lease liability - In accordance with ASC 842, Leases, the Company recognized a right-of-use asset and a corresponding lease liability on the condensed consolidated balance sheets as of March 28, 2025. The initial measurement of the right-of-use asset and lease liability was $0.4 million, which represents the present value of the lease payments over the lease term, discounted at the Company's incremental borrowing rate of 11.5%.
Lease incentive - As part of a new office lease agreement, the Company received reimbursement payments from the lessor as a lease incentive. These payments, totaling $0.6 million, were intended to offset certain costs associated with leasehold improvements.
Lease expense - For the year ended December 31, 2025, the Company recognized lease expense of $123 thousand, related to this operating lease, which is included in general and administrative expenses in the consolidated statements of comprehensive income (loss).
As of December 31, 2025, the maturities of the Company’s operating leases, which have initial or remaining lease terms more than one year, consist of the following:

(in thousands)	Operating Leases

2026	$263
2027	272
2028	282
2029	292
2030	199
Thereafter	-
Total Lease Payments	1,308

Imputed interest	(297)

Present value of lease liabilities	$1,011
The weighted-average useful life of operating leases at December 31, 2025, is 4.67 years.
The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

8.    Intangible Assets
Carrying value of intangible assets consisted of the following:

	December 31, 2025		December 31, 2024		Weighted- Average Useful Life (in years)
(in thousands)	Gross	Accumulated Amortization	Gross	Accumulated Amortization
Definite-lived Intangibles
Customer relationships	$3,820	$(2,945)	$3,820	$(2,400)	0.5
Patents	2,312	(657)	2,312	(535)	2.2
Tradenames	693	(197)	693	(160)	7.5
Intangible Assets	$6,825	$(3,799)	$6,825	$(3,095)	10.2
Amortization expense for each of the years ended December 31, 2025, and 2024 totaled $704 thousand. Future amortization expense is expected to be the following (dollars in thousands):

Year ended December 31,	Amortization
2026	$704
2027	487
2028	158
2029	158
2030	158
Thereafter	$1,361
9.        Long Term Debt, Revolving Credit Facility and Senior Secured Debt
The following table summarizes outstanding debt at December 31, 2025 and December 31, 2024:

	December 31, 2025			December 31, 2024
(in thousands)	Principal	Debt Issuance Costs	Carrying Value	Principal	Debt Discount	Carrying Value
Secured term loan	$21,562	$(257)	$21,305	$-	$-	$-
Secured revolving credit facility	655	(68)	587	-	-	-
Senior secured debt	$-	$-	$-	$26,898	$(1,593)	$25,305
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
Debt issuance costs incurred in connection with obtaining new debt facilities are capitalized and amortized over the term of the related debt. For the term loan, these costs are presented as a direct reduction of the carrying amount of the debt. For the revolving credit facility, such costs are presented as an asset. Amortization of debt issuance costs is included in interest expense in the consolidated statements of comprehensive income (loss).
Principal payments on the term loan commenced on December 31, 2025, and will be made in quarterly installments of $1.4 million on the last day of each fiscal quarter. The Company may prepay outstanding loans at any time without premium or penalty, subject to customary breakage costs for SOFR-based borrowings.

Retirement of Senior Secured Debt - Concurrently, on September 25, 2025, in connection with the funding of the term loan and the initial draw of $0.7 million under the revolver, the Company paid all amounts due under and terminated in full all commitments under the Note and Warrant Purchase and Security Agreement, dated August 6, 2020, with NH Expansion Credit Fund Holdings LP and the related senior secured debt (collectively, the “Prior Debt”). The payoff and termination of the Prior Debt resulted in the release of all associated liens and security interests.
The full repayment of the Prior Debt was accounted for as a debt extinguishment under ASC 470-50. The Company recognized a $0.5 million loss on extinguishment of debt, which included the write-off of unamortized debt issuance costs and debt discounts.
Debt Covenants and Restrictions - The JPM Credit Agreement contains customary covenants, including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, and dividend payments.
As of December 31, 2025, the Company was in compliance with all covenants under the JPM Credit Agreement.
Collateral and Security - The Company’s obligations under the JPM Credit Agreement are secured by a first-priority lien on substantially all of the Company’s tangible and intangible assets, including the Company’s equity interests in subsidiaries.
Maturity Analysis - Future principal payments on the term loan and revolver are due as follows:

(in thousands)	Principal Payments

2026	$5,750
2027 (including the revolver)	6,405
2028	5,750
2029	4,312

Total Principal Payments	22,217

Debt Issuance Costs	(325)

Total	21,892
Less current maturities	(5,750)
Long term debt, net of current maturities and debt issuance costs	$16,142

Prior to full repayment, the debt issuance costs and debt discount related to the Senior Secured Note were capitalized as a reduction in the principal amount and were amortized to interest expense over the life of the Senior Secured Note.

	Year Ended
(in millions)	December 31, 2025	December 31, 2024
Amortization of debt issuance costs and debt discount, included in interest expense	$1.6	$2.1
Interest expense	$5.5	$8.1

10.    Accounts Payable and Accrued Expenses
Accounts payable consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Trade Accounts Payable	3,219	3,684
Other	32	44
Total Accounts Payable	$3,251	$3,728
Accrued expenses consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024 (As Restated)
Registration penalties	$1,583	$1,583
State & Local Sales Tax	3,885	2,512
State & Local Sales Tax Penalties	571	378
State & Local Sales Tax Interest	464	188
Board of directors fees	172	249
Employee compensation	1,220	2,232
Other	487	614
Total Accrued Expenses	$8,382	$7,756
11.    Fair Value Measurements
The Company uses various inputs to measure the outstanding warrants and certain embedded conversion features associated with convertible debt on a recurring basis to determine the fair value of the liabilities. As of December 31, 2025, the fair value of the warrant liability was not significant. The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy:

	Fair value measurement at December 31, 2024
(in thousands)	Fair value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Warrant liability	$8,107	-	-	$8,107
Total Fair Value	$8,107	$-	$-	$8,107
There were no transfers between Level 1, 2, or 3, during the years ended December 31, 2025, and 2024. Both observable and unobservable inputs were used to determine fair value of the positions that the Company classified within the Level 3 category. Unrealized gains and losses associated with the liabilities within the Level 3 category include changes in fair value that were attributable to both observable and unobservable inputs.
Warrant Liability
The Company's liability classified warrants as of December 31, 2025, and 2024, were valued using the Black-Scholes valuation model.
The Company’s initial valuation of warrant liability from the June 2024 financing was valued using a probability weighted expected value considering the proposed reverse stock split of the Company's common stock (the "Reverse Stock Split") that would effectuate the exchange of Notes and Common Stock Purchase Warrants for shares of the Company's common stock (the "Note and Warrant Exchange"), and the previous Black-Scholes valuation model, with significant value stemming from the Note and Warrant Exchange. Significant inputs under the Note and Warrant Exchange included the expected exchange ratio of 0.90 for $15.00 warrants and 0.85 for $25.13 warrants, the value of the Company’s common stock, the expected timing of the Reverse Stock Split effectuating, and the probability of the Note and Warrant Exchange occurring (90% probability).
Significant Black-Scholes valuation model inputs related to the Company’s warrants are listed below:

	December 31, 2025	December 31, 2024
Weighted average expected life in years	0.68	0.85
Weighted average volatility	58%	91%
Value of underlying shares	$29.84	$22.76
Weighted average risk free interest rate	3.49%	4.10%
Expected dividend yield	0%	0%
A summary of the Level 3 warrant activity is as follows:

(in thousands, except per share data)	Warrants Outstanding	Fair Value per Share	Warrant Liability Fair Value
Balance December 31, 2023	3,594	$4.02	$14,447
Issuance of warrants classified as liabilities	781	4.55	3,557
Exercised	(107)	5.73	(613)
Converted to equity	(3,883)	10.50	(40,772)
Forfeited or expired	5	-	-
Change in fair value	-	-	31,488
Balance December 31, 2024	390	$20.79	$8,107
Expired	(388)
Change in fair value	-		(8,107)
Balance December 31, 2025	2	$0.26	$-
A summary of the warrant activity is as follows:

(in thousands, except per share data)	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants Outstanding at December 31, 2023	3,594	$22.50	4.01
Issuance of warrants classified as liabilities	781	20.06
Exercised	(107)	29.45
Converted to equity	(3,883)	20.06
Forfeited or expired	5	-
Change in fair value	-
Warrants Outstanding at December 31, 2024	390	4.05	0.86
Expired	(388)
Change in fair value	-
Warrants Outstanding at December 31, 2025	2	74.25	0.68
Embedded Conversion Option
Certain convertible notes include a conversion option that meets the definition of a derivative liability and, accordingly, is required to be bifurcated. The fair value for the conversion option liability of the June 2024 transaction was valued using a probability weighted expected value considering the proposed Reverse Stock Split of the Company's common stock that would effectuate the Note and Warrant Exchange, and the previous Black-Scholes valuation model, with significant value stemming from the Note and Warrant Exchange. Significant inputs under the Note and Warrant Exchange included the value of the Company’s common stock, the expected timing of the Reverse Stock Split effectuating, and the probability of the Note and Warrant Exchange occurring (90% probability).
In October 2024, the Company exchanged all outstanding convertible notes for Common Stock as part of the Note and Warrant Exchange, see Note 13.
A summary of the conversion option liability activity is as follows:

(in thousands)	Conversion Liability
Balance December 31, 2023	$93
Issuance of Convertible Notes	8
Settlement of convertible notes	(26)
Change in fair value	(75)
Balance December 31, 2024	$-
12.    Contract Liabilities
During the years ended December 31, 2025, and 2024, the Company recognized revenue related to these contract liabilities of $172 thousand and $95 thousand, respectively, that were included in the beginning contract liability balances for each of those periods.
The following table summarizes the changes in contract liabilities:

	Year Ended December 31,
(in thousands)	2025	2024
Beginning balance	$493	$439
New service agreements	768	149
Revenue recognized	(172)	(95)
Total Contract Liabilities	$1,089	$493
As of December 31, 2025, the Company expects to recognize revenue from its contract liabilities as follows:

(in thousands)	Amount
2026	$388
2027	495
2028 and thereafter	206
Total Contract Liabilities	$1,089
13.        Promissory Notes Payable
Convertible Notes Payable and Convertible Notes Payable, Related Parties - In August 2022, November 2022, May 2023, December 2023, January 2024, and June 2024, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) for the sale in a private placement of (i) Future Advance Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $16.2 million in August 2022, $4.0 million in November 2022, $1.2 million in May 2023, $1.9 million in December 2023, $4.6 million in January 2024 related to the conversion of the Asset-Backed Secured Promissory Notes, and $1.3 million in June 2024 (ii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $25.13 per share and (iii) Common Stock Purchase Warrants to purchase an additional 1.9 million shares of common stock with an exercise price of $15.00 per share. Interest expense for the years ended December 31, 2025 and 2024 totaled $0 and $5.0 million, respectively.
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
14.    Common Stock
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
15.    Revenue
The disaggregation of revenue is based on type. The following table presents revenue from contracts with customers:

(in thousands)	Year ended December 31, 2025	Year ended December 31, 2024
Consumables, parts, and accessories revenue	$25,804	$21,116
System revenue	17,849	11,072
Extended warranty	172	95
License fees	20	45
Other	206	306
Total Revenue	$44,051	$32,634
16.    Stock-Based Compensation
On August 7, 2024, the stockholders of the Company approved the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the issuance of up to 1,376,556 shares of common stock. On August 19, 2025, at our annual meeting of stockholders, an amendment to the 2024 Plan was approved, authorizing an additional 500,000 shares of common stock authorized for issuance under the 2024 Plan. Stock options granted under the 2024 Plan include service-based, performance-based, and market-based awards. Service-based stock options generally vest over a three-year period, expire 10 years from the date of grant, and are forfeited upon separation from the Company. Performance-based stock options vest upon the achievement of pre-established financial or operational performance criteria, as determined by the Company’s Board of Directors or Compensation Committee. These awards generally expire five years from the date of grant and are subject to forfeiture if the performance goals are not achieved within the specified performance period. Market-based stock options vest upon the attainment of certain market conditions, such as specified stock price targets, and also expire five years after the grant date. The fair value of market-based awards is estimated using a Monte Carlo simulation model.
All awards under the 2024 Plan are subject to the terms and conditions of the 2024 Plan and the individual award agreements.
During the fiscal year ended December 31, 2025, the Company granted performance- and market-based option awards to three employees which provide for the vesting of up to 65,500 shares of common stock. Vesting is contingent upon the achievement of specified performance or market conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition.
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
During the fiscal year ended December 31, 2025, 5,500 shares subject to performance conditions (2,750 shares under criterion (a) and 2,750 shares under criterion (b)) were forfeited due to the termination of one of the employees and 5,000 shares under criterion (e) were forfeited due to the milestone deadline not being achieved. As a result, the maximum number of shares eligible to vest under these awards was reduced to 55,000 shares as of December 31, 2025.
As of December 31, 2025, the Company concluded that the performance conditions related to revenue and adjusted EBITDA were not probable of achievement, and accordingly, no compensation expense was recognized for those awards. The debt refinancing condition, the listing on Nasdaq and half of the various operations related milestones were achieved during the fiscal year ended December 31, 2025, and the related compensation expense was recognized in the year.
The market condition has not been met as of December 31, 2025; however, compensation expense for the market-based award is recognized on a straight-line basis over the requisite service period, regardless of whether the market condition is ultimately satisfied. If the condition is achieved prior to the end of the service period, any unrecognized expense will be recognized immediately.
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
The following table presents stock compensation expense recognized by the Company for the fiscal years ended December 31, 2025 and 2024. Total unrecognized compensation cost related to equity awards as of December 31, 2025 was $10.3 million and is expected to be recognized over a weighted average period of 2.25 years. Total unrecognized compensation cost related to equity awards as of December 31, 2024 was $8.3 million and was expected to be recognized over a period of 3 years. All stock compensation expense from the Stock Incentive Plan was recognized prior to 2024. The first grants from the 2024 Plan were issued in the three months ended December 31, 2024. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

	Year ended December, 31
(in thousands)	2025	2024
Cost of revenues	$52	$-
General and administrative	3,929	1,514
Selling and marketing	826	-
Research and development	43	-
Total expense	$4,850	$1,514
The following table presents a summary of stock option activity:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding	43	$51.55	3.4	$-
Granted	1,119	-	9.8	9,253
Exercised	-	-	–	-
Forfeited	(25)	-	–	-
Outstanding, December 31, 2024	1,137	$15.97	9.5	$9,305
Exercisable, December 31, 2024	117	$28.71	6.8	$641

Granted	541	31.07	7.7	617
Exercised	(38)	14.67	-	575
Forfeited	(268)	18.42	-	-
Outstanding, December 31, 2025	1,372	$21.46	8.4	$13,351
Exercisable, December 31, 2025	493	$20.08	7.9	$5,581

Valuation Information for Stock-Based Compensation
The fair value of each stock option award during the fiscal year ended December 31, 2025 was based on the closing price of the Company's common stock on the date of the grant. Expected volatility was based on 100% of the historical realized volatilities of peer companies. The risk-free interest rate was based on the implied yield for U.S. Treasury zero-coupon issue with the remaining term equal to the expected term. The expected holding period was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company's policy is to recognize forfeitures as they occur.
The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the years ended December 31, 2025 and December 31, 2024 are summarized in the table below:

	Year Ended December 31,
	2025	2024
Fair value at grant date	31.13	14.54
Expected volatility	62.9%	62.8%
Risk-free interest rate	4.0%	4.1%
Expected holding period, in years	5.2 years	6.1 years
Dividend yield	-	-
17.    Net Income (Loss) per Share
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

(in thousands, except per share data)	December 31, 2025	December 31, 2024 (As Restated)
Numerator:
Basic net income (loss) available to stockholders	$11,813	$(33,083)
Change in fair value of warrants	(8,107)	-
Diluted net income (loss) available to stockholders	3,706	(33,083)
Denominator:
Weighted average common shares outstanding - Basic	8,564	4,463
Dilutive effect of stock options	298	-
Dilutive effect of warrants	221	-
Weighted average common shares outstanding - Diluted	9,083	4,463

Net income (loss) per share:
Basic	$1.38	$(7.41)
Diluted	$0.41	$(7.41)
Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the year ended December 31, 2024, all potentially dilutive shares in the period were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consist of the following:

(in thousands)	December 31, 2025	December 31, 2024
Common stock options	$340	$1,137
Restricted stock units- unvested	-	5
Common stock purchase warrants	2	390
	$342	$1,532
18.    Income Taxes
The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to United States federal and state income tax examinations by tax authorities for any years that have net operating losses open until the net operating losses are used.
The components of the net income (loss) before income taxes are as follows:

	Year ended December 31,
(In thousands)	2025	2024 (As restated)
Domestic	$11,899	$(33,030)
Foreign	-	(26)
Net income (loss) before income taxes	$11,899	$(33,056)
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
The income tax provision (benefit) from continuing operations consists of the following:

(In thousands)	December 31, 2025	December 31, 2024 (As restated)
Current:
Federal	$40	$-
State	46	27
Foreign	-	-
Current Tax Provision	$86	$27
Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Deferred Tax Provision	$-	$-
As of December 31, 2025, and 2024, the Company did not have any undistributed earnings of our foreign subsidiaries. As a result, no additional income or withholding taxes have been provided for. The Company does not anticipate any impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) and as such, the Company has not recorded any impact associated with either GILTI or BEAT.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

(In thousands)	For the year ended December 31, 2025
	Amount	Percent
Tax at United States statutory rate	$2,499	21.0%
State and local income taxes[1]	36	0.3
Changes in valuation allowance	(10,888)	(91.5)
Nontaxable and nondeductible items:
Stock-based compensation	722	6.9
Warrant revaluation	(1,702)	(14.3)
Net operating losses limited under section 382	9,282	77.9
Other	137	0.4
Effective Tax Rate	$86	0.7%
1 The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Texas.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the year prior to adoption of ASU 2023-09 is as follows:

(In thousands)	For the year ended December 31, 2024 (As restated)
Tax benefit at statutory rate	$(6,942)
Increase (reduction) in income taxes resulting from:
State income tax benefits, net of federal benefit	10
Non-deductible gain on warrant adjustment valuation	6,596
Change in valuation allowance	(1,177)
Warrant revaluation	1,264
Other	276
Effective Tax Rate	$27
The tax effects of temporary differences that give rise to the deferred tax assets are as follows:

(In thousands)	December 31, 2025	December 31, 2024 (As restated)
Deferred Tax Assets
Net operating loss carryforwards	$28,798	$41,276
Net operating loss carryforwards - foreign	19	19
Excess of tax basis over book value of property and equipment	-	53
Excess of tax basis over book value of intangible assets	775	961
Lease liability	219	110
Stock-based compensation	1,794	1,668
Accrued employee compensation	167	212
Capitalized research and development	4	340
Other	12	-
Sales tax accrual	942	600
Net change in reserve accounts	771	819
Gross deferred tax asset	33,501	46,058
Valuation Allowance	(32,984)	(45,943)
Net Deferred Tax Asset	517	115
Deferred Tax Liabilities
Accrued miscellaneous	(2)	-
Right-of-use asset	(84)	(95)
Depreciation	(431)	-
Reserve for credit losses	-	(20)
Gross deferred tax liability	(517)	(115)
Total	$-	$-
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

ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2025, and 2024.
Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”). The Company has completed a formal Section 382 analysis and determined a change in control occurred on October 18, 2024. The Company is subject to a federal Section 382 annual limitation of $4 million annually for the five years after the change in control, and a $1.3 million annual limitation thereafter. Deferred tax assets totaling $44.2 million are expected to expire unutilized and have been adjusted.
The Federal net operating loss carryforwards of approximately $27.6 million incurred from the years ended December 31, 2005, through December 31, 2017, will begin to expire in 2026. The Federal net operating loss carryforward for the years ended December 31, 2018, through 2025 of approximately $94.8 million will not expire. The state net operating loss carryforwards of approximately $46.2 million from years ending December 31, 2005, through December 31, 2025, will expire at various dates through 2043.
A provision of ASC 740 specifies that companies are to account for uncertainties in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return. ASC 740 requires the evaluation of tax positions taken or expected to be taken while preparing the Company’s tax returns to determine whether the tax positions would “more-likely-than-not” be sustained if challenged by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2025, and 2024. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.
The Company will recognize in income tax expense, interest and penalties related to income tax matters. For the years ended December 31, 2025, and 2024, the Company did not have any amounts recorded for interest and penalties.

The amount of cash income taxes paid by the Company were as follows:

(In thousands)	For the year ended December 31, 2025
Federal	$-
State and local
Texas	25
All other states	2
Foreign	-
Total	$27

The total cash income taxes paid by the Company during the year ended December 31, 2024 was $4 thousand.
19.    Concentration of Credit Risk and Limited Suppliers
Major customers are those whose accounts receivable or sales individually comprise ten percent or more of the Company’s total trade receivables or total sales, respectively. As of December 31, 2025, the Company had the following concentrations of accounts receivable attributable to individual customers. There were no sales concentrations as of December 31, 2025, and there were no sales or trade receivable concentrations as of December 31, 2024.

(in thousands)	December 31, 2025	% of Total AR
Customer:
Customer A	$829	12%
As of December 31, 2025, one customer accounted for more than 10% of total accounts receivable. The Company does not believe that the loss of this customer would have a material adverse effect on its financial position, results of operations, or cash flows.
Cash and Cash Equivalents
Cash equivalents are financial instruments that potentially subject the Company to concentration of credit risk. As of December 31, 2025, the Company's cash equivalent securities were largely comprised of money market funds. The Company’s cash accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per financial institution in the United States.
Limited Suppliers
The Company currently purchases most of its product component materials from single suppliers and all of its finished product is assembled by a single supplier. The loss of any of these suppliers could result in a disruption in our production. The percentage of purchases from major vendors of the Company that represented ten percent or more of total purchases were as follows:

	Year ended December 31,
	2025	2024
Purchases:
Vendor A	26%	26%
20.    License and Option Agreement
In March 2024, the Company entered into an exclusive license and option agreement (the "Patent License") with a third party licensee in connection with a portfolio of patents related to the field of intravascular shockwave applications. The Company received a one-time payment of $2.5 million related to this Patent License, which was recorded in other income during the fiscal year ended December 31, 2024. The Company granted the Licensee an exclusive license to the patents and an option to acquire the patents for a period of 3 years following the effective date of the Agreement. Upon acquisition of the patents, the Licensee will distribute any resulting proceeds to the Company, including but not limited to any royalties, license fees, settlement payments, or other proceeds generated from the licensing or assertion of the patents, in accordance with a revenue sharing agreement.
On July 23, 2025, the Licensee exercised the acquisition option. In connection with such exercise, the Licensee and the Company executed a patent purchase agreement, and the Licensee made a $5.0 million cash payment to Sanuwave, Inc. on August 21, 2025. At the time of the Patent License and through the Licensee's exercise of the acquisition option, the Company did not have any amounts capitalized related to the underlying portfolio of patents, nor was any write-down of assets recorded upon executing the Patent License or acquisition option. Accordingly, the Company recognized a $5.0 million gain on sale of patents within other income (expense) on the consolidated statements of comprehensive income (loss) for the fiscal year ended December 31, 2025. The Company does not have any ongoing obligations associated with the patent license. Additional proceeds may be provided to the Company under certain conditions of the agreement with the Licensee.
Contingent Consideration - The Company considers such royalties, license fees, settlement payments, or other proceeds as variable or contingent consideration. The Company determined that the amount of variable consideration would be constrained until the period the uncertainty related to the consideration is relieved.

21.    Commitments and Contingencies
Litigation
In the ordinary course of business, the Company from time to time becomes involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Companies expenses legal fees in the period in which they are incurred.
In August 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with SEP Acquisition Corp., a Delaware corporation ("SEPA"), and SEP Acquisition Holdings, Inc., a Nevada corporation and a whole owned subsidiary of SEPA. Pursuant to the terms of the Merger Agreement, a business combination between the Company and SEPA was to be effected. In February 2024, the Company entered into a termination agreement with an advisor to agree on termination fees owed with respect to a previous engagement agreement. The Company agreed to a contingent payment of $0.7 million upon the closure of the Merger. Upon the Company's termination of the Merger Agreement in June 2024, the related contingent consideration liability was derecognized.
Acquisition Dispute
In May 2022, the Company received notification alleging that it is not in compliance with the license agreement with Celularity entered in connection with the acquisition of the UltraMIST assets. The Company settled this dispute in June 2024 for a cash payment of $2.2 million, which resulted in the removal of $4.0 million in convertible promissory note payable, $2.4 million in accrued interest, $0.9 million of accrued expenses, $0.5 million of other liabilities, and $0.4 million in accounts receivable, which resulted in the recognition of a gain on extinguishment of debt of $5.3 million.

22.    Segment Information
The Company operates in one reportable segment engaged in the design and sale of medical devices.
The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the reportable segment and decides how to allocate resources primarily based on net income (loss) that is also reported on the consolidated statements of comprehensive income (loss). The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
Net income (loss) is used to monitor budget versus actual results. The CODM also uses net income (loss) in competitive analysis by benchmarking to competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.
Management has determined that Morgan Frank, Chief Executive Officer, is the CODM.
The following table sets forth our consolidated statement of operations used by the CODM:

	For the Years Ended December 31,
(in thousands)	2025	2024 (As Restated)
Revenue	$44,051	$32,634
Cost of revenue	10,082	8,084
Gross margin	33,969	24,550
Operating expenses:
General and administrative	19,372	12,917
Selling and marketing	7,419	6,323
Research and development	1,353	673
Depreciation and amortization	880	789
Operating Income	4,945	3,848
Total Other Income (Expense)	6,954	(36,904)
Income tax expense	86	27
Net Income (Loss)	$11,813	$(33,083)
23.    Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In prior periods, the Company experienced recurring net losses, accumulated deficits, negative working capital, and significant debt maturities, which raised substantial doubt about its ability to continue as a going concern.
During the third quarter of fiscal year 2025, management executed a comprehensive debt refinancing with a new lender, which extended the maturity of the Company’s principal debt obligations from the secured term loan and provided the option for additional liquidity to support ongoing operations through a secured revolving credit facility. In addition, the Company achieved positive operating income for the fiscal years ended December 31, 2025, and 2024, reflecting the impact of strategic initiatives focused on revenue growth and operational efficiency.
As a result of these actions, management has evaluated the Company’s financial condition and cash flow requirements for the twelve months following the issuance of these consolidated financial statements. Based on the debt refinancing, achievement of operating income, and expected cash inflows from forecasted operations for at least the next 12 months, management believes the Company has sufficient resources to meet its obligations as they become due and to continue its operations for the foreseeable future. Accordingly, when considering all conditions and factors, management concluded that the substantial doubt about the Company's ability to continue as a going concern was alleviated as of the third quarter of fiscal year 2025.

Management will continue to monitor the Company’s financial position, operating results, and compliance with debt covenants.
24.    Restatement of 2025 and 2024 Quarterly Financial Information (Unaudited):
In connection with the restatement described herein, the Company's previously issued unaudited condensed consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025, and September 30, 2025, and for the quarters ended March 31,2024, June 30, 2024, and September 30, 2024, should no longer be relied upon. The following tables present the effects of the restatement on the Company's previously reported: unaudited condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024, the three and six months ended June 30, 2025 and 2024, the three and nine months ended September 30, 2025 and 2024; and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, the six months ended June 30, 2025 and 2024, and the nine months ended September 30, 2025 and 2024. The restatement impacts net income (loss) and accumulated other comprehensive loss in the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) in the periods presented.
In addition to the errors noted in Note 2 related to sales tax liabilities, the Company identified that revenue was overstated and contract liabilities were understated for the three months ended March 31, 2025, the three and six months ended June 30, 2025 and three and nine months ended September 30, 2025. The errors related to the Company's accounting for extended warranty contracts sold at a discount in conjunction with its products. When extended warranties were sold at a discounted price, the Company did not allocate the discount proportionally across all performance obligations in the contract in accordance with ASC 606, Revenue from Contracts with Customers.
Specifically, ASC 606 requires that a discount present in a contract be allocated proportionally across all performance obligations based on their relative standalone selling prices, unless specific criteria are met to allocate the discount entirely to one or more performance obligations. The Company incorrectly absorbed the entire discount within the extended warranty performance obligation rather than allocating a proportionate share of the discount to the other performance obligations in the contract. This caused the transaction price allocated to the extended warranty to be understated and the transaction price allocated to the other performance obligations to be overstated, resulting in revenue being recognized on the other performance obligations in excess of the amounts that should have been allocated to them. Consequently, revenue was overstated and contract liabilities associated with the extended warranty was understated for the three months ended March 31, 2025, the three and six months ended June 30, 2025 and three and nine months ended September 30, 2025
Restated 2025 Quarterly Financial Information (Unaudited) - Reconciliation Tables
The following tables presents the impact of the restatement on the Company’s previously issued Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025, June 30, 2025, and September 30, 2025.

(in thousands)		As of March 31, 2025
Unaudited Condensed Consolidated Balance Sheet	Notes	As Previously Reported	Adjustment	As Restated
Accrued expenses	(i)	$3,581	$3,511	$7,092
Current portion of contract liabilities	(ii)	193	1	194
Total Current Liabilities		47,268	3,512	50,780
Contract liabilities, less current portion	(iii)	311	8	319
Total Liabilities		48,147	3,520	51,667
Accumulated Deficit		(257,097)	(3,520)	(260,617)
Total Stockholders' Deficit		$(17,292)	$(3,520)	$(20,812)

		As of June 30, 2025
Unaudited Condensed Consolidated Balance Sheet	Notes	As Previously Reported	Adjustment	As Restated
Accrued expenses	(i)	$3,289	$3,905	$7,194
Current portion of contract liabilities	(ii)	221	10	231
Total Current Liabilities		46,501	3,915	50,416
Contract liabilities, less current portion	(iii)	301	109	410
Total Liabilities		47,821	4,024	51,845
Accumulated Deficit		(256,042)	(4,024)	(260,066)
Total Stockholders' Deficit		$(14,775)	$(4,024)	$(18,799)

		As of September 30, 2025
Unaudited Condensed Consolidated Balance Sheet	Notes	As Previously Reported	Adjustment	As Restated
Accrued expenses	(i)	$3,586	$4,361	$7,947
Current portion of contract liabilities	(ii)	252	47	299
Total Current Liabilities		19,577	4,408	23,985
Contract liabilities, less current portion	(iii)	322	253	575
Total Liabilities		38,530	4,661	43,191
Accumulated Deficit		(245,717)	(4,661)	(250,378)
Total Stockholders' Deficit		$(2,931)	$(4,661)	$(7,592)
A description of the restatement adjustments in the consolidated balance sheets is as follows:
(i) The $3.5 million, $3.9 million, and $4.4 million increases in accrued expenses as of March 31, 2025, June 30, 2025, and September 30, 2025, respectively, are related to the accrued sales tax, and the related interest and penalties on outstanding sales tax balances through each reporting date.
(ii) The $1 thousand, $10 thousand, and $47 thousand increases in the current portion of contract liabilities as of March 31, 2025, June 30, 2025, and September 30, 2025, respectively, are related to the adjustment to contract liabilities balances at each reporting date.
(iii) The $8 thousand, $109 thousand, and $253 thousand increases in the non-current portion of contract liabilities as of March 31, 2025, June 30, 2025, and September 30, 2025, respectively, are related to the adjustments to contract liabilities associated with extended warranties.

The following table presents the impact of the restatement on the Company’s previously issued Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025, the three and six months ended June 30, 2025, and the three and nine months ended September 30, 2025.

(in thousands, except per share data)		For the three months ended March 31, 2025
Unaudited Condensed Consolidated Statement of Comprehensive Loss	Notes	As Previously Reported	Adjustment	As Restated
Revenue	(i)	$9,342	$(9)	$9,333
Gross Margin		7,384	(9)	7,375
General and administrative	(ii)	4,467	376	4,843
Total Operating Expenses		6,398	376	6,774
Operating Income (Loss)		986	(385)	601
Interest expense	(iii)	(1,852)	(57)	(1,909)
Total Other Expense		(6,662)	(57)	(6,719)
Net Loss		(5,676)	(442)	(6,118)
Total Comprehensive Loss		(5,676)	(442)	(6,118)
Net Loss per share: basic and diluted		$(0.66)	$(0.05)	$(0.72)

(in thousands, except per share data)		For the three months ended June 30, 2025			For the six months ended June 30, 2025
Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)	Notes	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	(i)	$10,164	$(110)	$10,054	$19,506	$(119)	$19,387
Gross Margin		7,958	(110)	7,848	15,342	(119)	15,223
General and administrative	(ii)	4,039	329	4,368	8,506	705	9,211
Total Operating Expenses		6,081	329	6,410	12,479	705	13,184
Operating Income		1,877	(439)	1,438	2,863	(824)	2,039
Interest expense	(iii)	(1,874)	(65)	(1,939)	(3,726)	(122)	(3,848)
Total Other Expense		(822)	(65)	(887)	(7,484)	(122)	(7,606)
Net Income (Loss)		1,055	(504)	551	(4,621)	(946)	(5,567)
Total Comprehensive Income (Loss)		1,055	(504)	551	(4,621)	(946)	(5,567)
Net Income (Loss) per share: basic		$0.12	$(0.06)	$0.06	$(0.54)	$(0.11)	$(0.65)
Net Income (Loss) per share: diluted		$0.01	$(0.05)	$(0.04)	$(0.54)	$(0.11)	$(0.65)

(in thousands, except per share data)		For the three months ended September 30, 2025			For the nine months ended September 30, 2025
Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)	Notes	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Revenue	(i)	$11,451	$(181)	$11,270	$30,957	$(300)	$30,657
Gross Margin		8,925	(181)	8,744	24,267	(300)	23,967
General and administrative	(ii)	4,810	383	5,193	13,316	1,088	14,404
Total Operating Expenses		7,458	383	7,841	19,937	1,088	21,025
Operating Income (Loss)		1,467	(564)	903	4,330	(1,388)	2,942
Interest expense	(iii)	(1,722)	(73)	(1,795)	(5,448)	(195)	(5,643)
Total Other Expense		8,858	(73)	8,785	1,374	(195)	1,179
Net Income (Loss)		10,325	(637)	9,688	5,704	(1,583)	4,121
Total Comprehensive Income (Loss)		10,325	(637)	9,688	5,704	(1,583)	4,121
Net Income (Loss) per share: basic		$1.20	$(0.07)	$1.13	$0.67	$(0.18)	$0.48
Net Income (Loss) per share: diluted		$0.46	$(0.07)	$0.39	$0.38	$(0.17)	$0.21
A description of the restatement adjustments in the consolidated statements of comprehensive income (loss) is as follows:
(i) The $9 thousand decrease in revenue for the three months ended March 31, 2025, the $110 thousand decrease for the three months ended June 30, 2025, the $119 thousand decrease for the six months ended June 30, 2025, the $181 thousand decrease for the three months ended September 30, 2025, and the $300 thousand decrease for the nine months ended September 30, 2025, are related to the adjustment to revenue associated with extended warranties.
(ii) The $0.4 million increase in general and administrative expenses for the three months ended March 31, 2025, the $0.3 million increase for the three months ended June 30, 2025, the $0.7 million increase for the six months ended June 30, 2025, the $0.4 million increase for the three months ended September 30, 2025, and the $1.1 million increase for the nine months ended September 30, 2025, are related to the adjustment for estimated state and local sales tax expense and for the related penalties on outstanding sales tax balances.
(iii) The $57 thousand increase in interest expense for the three months ended March 31, 2025, the $65 thousand increase for the three months ended June 30, 2025, the $122 thousand increase for the six months ended June 30, 2025, the $73 thousand increase for the three months ended September 30, 2025, and the $195 thousand increase for the nine months ended September 30, 2025, are related to the adjustment for estimated interest on outstanding state and local sales tax balances.

The tables below present the previously reported and restated cash flow data for the three months ended March 31, 2025, the six months ended June 30, 2025, and the nine months ended September 30, 2025. The restated amounts reflect the correction of the error described above.

(in thousands)		For the three months ended March 31, 2025
Unaudited Condensed Consolidated Statement of Cash Flows	Notes	As Previously Reported	Adjustment	As Restated
Net Loss		$(5,676)	$(442)	$(6,118)
Accrued expenses and Contract liabilities	(i)	(774)	442	(332)
Net Cash Used in Operating Activities		$(1,517)	$-	$(1,517)

		For the six months ended June 30, 2025
Unaudited Condensed Consolidated Statement of Cash Flows	Notes	As Previously Reported	Adjustment	As Restated
Net Loss		$(4,621)	$(946)	$(5,567)
Accrued expenses and Contract liabilities	(i)	(746)	946	200
Net Cash Used in Operating Activities		$(524)	$-	$(524)

		For the nine months ended September 30, 2025
Unaudited Condensed Consolidated Statement of Cash Flows	Notes	As Previously Reported	Adjustment	As Restated
Net Income (Loss)		$5,704	$(1,583)	$4,121
Accrued expenses and Contract liabilities	(i)	(294)	1,583	1,289
Net Cash Provided by Operating Activities		$557	$-	$557
A description of the restatement adjustments in the consolidated statements of cash flows is as follows:
(i) The $0.4 million, $0.9 million, and $1.6 million increases in accrued expenses for the three months ended March 31, 2025, the six months ended June 30, 2025, and the nine months ended September 30, 2025, respectively, are related to accrued sales tax, and the related interest and penalties on outstanding sales tax balances, and the adjustments to contract liabilities associated with extended warranties.
Restated 2024 Quarterly Financial Information (Unaudited) - Reconciliation Tables
The following table presents the impact of the restatement on the Company’s previously issued Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024, the three and six months ended June 30, 2024, and the three and nine months ended September 30, 2024.

(in thousands, except per share data)		For the three months ended March 31, 2024
Unaudited Condensed Consolidated Statement of Comprehensive Loss	Notes	As Previously Reported	Adjustment	As Restated
General and administrative	(i)	$3,675	$244	$3,919
Total Operating Expenses		5,252	244	5,496
Operating Loss		(1,050)	(244)	(1,294)
Interest expense	(ii)	(3,237)	(26)	(3,263)
Total Other Expense		(3,478)	(26)	(3,504)
Net Loss		(4,528)	(270)	(4,798)
Total Comprehensive Loss		(4,417)	(270)	(4,687)
Net Loss per share: basic and diluted		$-	$-	$-

		For the three months ended June 30, 2024			For the six months ended June 30, 2024
Unaudited Condensed Consolidated Statement of Comprehensive Income (Loss)	Notes	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
General and administrative	(i)	$1,839	$345	$2,184	$5,514	$589	$6,103
Total Operating Expenses		3,248	345	3,593	8,500	589	9,089
Operating Income (Loss)		1,992	(345)	1,647	942	(589)	353
Interest expense	(ii)	(3,396)	(30)	(3,426)	(6,633)	(56)	(6,689)
Total Other Expense		4,569	(30)	4,539	1,091	(56)	1,035
Net Income (Loss)		6,561	(375)	6,186	2,033	(645)	1,388
Total Comprehensive Income (Loss)		6,571	(375)	6,196	2,154	(645)	1,509
Net Income per share: basic		$0.01	$-	$0.01	$-	$-	$-
Net Income per share: diluted		$-	$-	$-	$-	$-	$-

		For the three months ended September 30, 2024			For the nine months ended September 30, 2024
Unaudited Condensed Consolidated Statement of Comprehensive Loss	Notes	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
General and administrative	(i)	$2,545	$470	$3,015	$8,059	$1,059	$9,118
Total Operating Expenses		5,114	470	5,584	13,614	1,059	14,673
Operating Income (Loss)		1,953	(470)	1,483	2,895	(1,059)	1,836
Interest expense	(ii)	(3,315)	(38)	(3,353)	(9,948)	(94)	(10,042)
Total Other Expense		(22,610)	(38)	(22,648)	(21,519)	(94)	(21,613)
Net Loss		(20,657)	(508)	(21,165)	(18,624)	(1,153)	(19,777)
Total Comprehensive Loss		(20,657)	(508)	(21,165)	(18,503)	(1,153)	(19,656)
Net Loss per share: basic and diluted		$(6.49)	$(0.16)	$(6.65)	$(5.92)	$(0.37)	$(6.29)
A Description of the restatement adjustments in the consolidated statements of comprehensive income (loss) is as follows:
(i) The $0.2 million increase in general and administrative expenses for the three months ended March 31, 2024, the $0.3 million increase for the three months ended June 30, 2024, the $0.6 million increase for the six months ended June 30, 2024, the $0.5 million increase for the three months ended September 30, 2024, and the $1.1 million increase for the nine months ended September 30, 2024, are related to the adjustment for estimated state and local sales tax expense and for the related penalties on outstanding sales tax balances.
(ii) The $26 thousand increase in interest expense for the three months ended March 31, 2024, the $30 thousand increase for the three months ended June 30, 2024, the $56 thousand increase for the six months ended June 30, 2024, the $38 thousand increase for the three months ended September 30, 2024, and the $94 thousand increase for the nine months ended September 30, 2024, are related to the adjustment for estimated interest on outstanding state and local sales tax balances.
The tables below present the previously reported and restated cash flow data for the three months ended March 31, 2024, the six months ended June 30, 2024, and the nine months ended September 30, 2024. The restated amounts reflect the correction of the error described above. Contract liabilities are included in the interim tables below for clarity as the restated Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2024, shows accrued expenses netted with contract liabilities.

(in thousands)		For the three months ended March 31, 2024
Unaudited Condensed Consolidated Statement of Cash Flows	Notes	As Previously Reported	Adjustment	As Restated
Net Loss		$(4,528)	$(270)	$(4,798)
Accrued expenses	(i)	(20)	270	250
Contract liabilities		(22)	-	(22)
Net Cash Provided by Operating Activities		$1,100	$-	$1,100

		For the six months ended June 30, 2024
Unaudited Condensed Consolidated Statement of Cash Flows	Notes	As Previously Reported	Adjustment	As Restated
Net Income (Loss)		$2,033	$(645)	$1,388
Accrued expenses	(i)	328	645	973
Contract liabilities		41	-	41
Net Cash Provided by Operating Activities		$432	$-	$432

		For the nine months ended September 30, 2024
Unaudited Condensed Consolidated Statement of Cash Flows	Notes	As Previously Reported	Adjustment	As Restated
Net Loss		$(18,624)	$(1,153)	$(19,777)
Accrued expenses	(i)	763	1,153	1,916
Contract liabilities		56	-	56
Net Cash Provided by Operating Activities		$1,714	$-	$1,714
A description of the restatement adjustments in the consolidated statements of cash flows is as follows:
(i) The $0.3 million, $0.6 million, and $1.2 million increases in accrued expenses for the three months ended March 31, 2024, the six months ended June 30, 2024, and the nine months ended September 30, 2024, respectively, are related to accrued sales tax, and the related interest and penalties on outstanding sales tax balances.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2025.
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
Management, with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).
As previously disclosed, management has identified material weaknesses in the Company’s internal control over financial reporting primarily related to insufficient accounting resources and technical expertise to appropriately analyze and apply U.S. GAAP, as well as deficiencies in the design and implementation of business process controls, including those related to revenue recognition and sales tax, and information technology controls. As a result of these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.
Management continues to evaluate and implement remediation measures designed to address these material weaknesses and strengthen the Company’s internal control environment.
Remediation Plan
Management is committed to remediating the material weaknesses in the Company’s internal control over financial reporting and has implemented and continues to implement measures designed to strengthen the control environment. These efforts include enhancing technical accounting resources, formalizing and expanding internal control procedures over financial reporting, and improving oversight and documentation of key control activities.

The Company has engaged external advisors to assist with technical accounting matters, including valuation analyses related to complex financial instruments and derivatives. In addition, the Company has implemented governance, risk, and compliance software to support control documentation, monitoring, and testing activities.
The Company also plans to further strengthen its control environment by adding personnel, improving segregation of duties, and enhancing information technology general controls, including controls over the Company’s enterprise resource planning systems. Management believes these actions will strengthen the Company’s internal control framework; however, the material weaknesses will not be considered remediated until the applicable controls have been designed, implemented, and are operating effectively for a sufficient period, and management has concluded, through testing, that the controls are operating effectively.
Management will continue to evaluate and refine its remediation efforts and perform additional analyses and procedures to ensure that the Company’s consolidated financial statements are prepared in accordance with U.S. GAAP while remediation activities remain in progress.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.
Item 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 11.     EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

10.5	Registration Rights Agreement, dated May 9, 2023, by and among the Company and certain lenders.
10.6∞	Executive Employment Agreement, effective May 23, 2023, by and between the Company and Morgan Frank (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 30, 2023).
10.7	Registration Rights Agreement, dated December 30, 2023, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on January 3, 2024).
10.8	Registration Rights Agreement, dated January 21, 2024, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on January 21, 2024).
10.9∞	Offer Letter of Peter Sorensen, dated March 26, 2024 (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 1, 2024).
10.10	Registration Rights Agreement, dated June 18, 2024, by and among the Company and certain lenders (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on June 21, 2024).
10.21∞	SANUWAVE Health, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 9, 2024).
10.12
Registration Rights Agreement, dated October 16, 2024, by and among the Company and the purchasers identified on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on October 18, 2024).

10.13∞	Form of Stock Option Award Agreement under the SANUWAVE Health, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 25, 2024).
10.14
Lease, effective as of March 27, 2025, between Sanuwave, Inc. and Henry Kumagai, Trustee of the Kumagai Family Trust U/A Dated May 11, 2010 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 31, 2025).

10.15
Credit Agreement, dated as of September 25, 2025, by and among Sanuwave Health, Inc., as a guarantor, Sanuwave, Inc., as a borrower, SanuWave Services, LLC, as a guarantor, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 26, 2025).

10.16∞	Separation and Release Agreement, dated October 24, 2025, between Andrew Walko and the Company (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 30, 2025).
19.1*	SANUWAVE Health, Inc. Insider Trading Policy. (Incorporated by reference to Exhibit 19.1 to the Form 10-K filed with the SEC on March 20, 2025)
23.1*	Consent of Baker Tilly US, LLP, independent registered public accounting firm
23.2*	Consent of Marcum LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on signatures page).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer.

32.2*	Section 1350 Certification of the Chief Financial Officer.

97.1*	SANUWAVE Health, Inc. Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Form 10-K filed with the SEC on March 20, 2025).

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

104	Cover Page with Interactive Data File
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

SANUWAVE HEALTH, INC.

Dated: March 26, 2026	By:	/s/ Morgan Frank
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Date

By: /s/ Morgan Frank Name: Morgan Frank	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 26, 2026

By: /s/ Peter Sorensen Name: Peter Sorensen	Chief Financial Officer (principal financial and accounting officer)	March 26, 2026

By: /s/ Gregory Bazar Name: Gregory Bazar	Director	March 26, 2026

By: /s/ Jeffrey Blizard Name: Jeffrey Blizard	Director	March 26, 2026

By: /s/ Ian Miller Name: Ian Miller	Director	March 26, 2026

By: /s/ James Tyler Name: James Tyler	Director	March 26, 2026