Form 10-Q
period 2026-03-31
SANUWAVE Health, Inc.
filed 2026-05-12
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of May 8, 2026, there were issued and outstanding 8,598,976 shares of the registrant’s common stock, $0.001 par value per share.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“Sanuwave,” the “Company,” “we,” “us,” and “our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding: results of operations, liquidity, and operations, restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for UltraMIST®; the estimated size of the wound care market; success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the issuances of securities; product liability claims; economic conditions that could adversely affect the level of demand for or the cost of our products; timing of clinical studies and any eventual United States ("U.S.") Food and Drug Administration ("FDA") approval of new products and new uses of our current products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 26, 2026. Other risks and uncertainties are and will be disclosed in the Company’s subsequent SEC filings, including this Quarterly Report on Form 10-Q.
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
Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$10,779	$11,959
Accounts receivable, net of allowance of $1,305 and $1,265, respectively	6,000	5,422
Inventory	5,903	5,934
Prepaid expenses and other current assets	1,274	1,312
Total Current Assets	23,956	24,627
Non-Current Assets:
Property and equipment, net	1,913	1,972
Right of use assets, net	991	390
Intangible assets, net	2,919	3,026
Goodwill	7,260	7,260
Secured revolving credit facility debt issuance costs, net	58	68
Total Non-Current Assets	13,141	12,716

Total Assets	$37,097	$37,343

LIABILITIES
Current Liabilities:
Current portion of secured term loan	$5,585	$5,638
Accounts payable	3,320	3,251
Accrued expenses	8,584	8,382
Current portion of operating lease liabilities	300	157
Current portion of contract liabilities	487	388
Accrued interest	23	24
Other	5	7
Total Current Liabilities	18,304	17,847
Non-Current Liabilities:
Secured term loan, net of current portion and debt issuance costs	14,330	15,667
Secured revolving credit facility	655	655
Operating lease liabilities, less current portion	1,294	854
Contract liabilities, less current portion	676	701
Total Non-Current Liabilities	16,955	17,877
Total Liabilities	$35,259	$35,724

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D designated, respectively; no shares issued and outstanding at March 31, 2026 and December 31, 2025	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 8,594,209 and 8,588,876 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	245,943	244,285
Accumulated deficit	(244,124)	(242,685)
Accumulated other comprehensive loss	10	10
Total Stockholders’ Equity	1,838	1,619
Total Liabilities and Stockholders’ Equity	$37,097	$37,343
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended March 31,
	2026	2025 (As Restated)

Revenue	$9,619	$9,333
Cost of Revenues	2,188	1,958
Gross Margin	7,431	7,375

Operating Expenses:
General and administrative	5,250	4,843
Selling and marketing	2,399	1,531
Research and development	660	208
Depreciation and amortization	246	192
Total Operating Expenses	8,555	6,774

Operating (Loss) Income	(1,124)	601

Other (Expense) Income:
Interest expense	(546)	(1,909)
Change in fair value of derivative liabilities	-	(4,901)
Other expense	(60)	(1)
Other income	291	92
Total Other Expense, net	(315)	(6,719)

Net Loss	$(1,439)	$(6,118)

Other Comprehensive Loss
Foreign currency translation adjustments	-	-
Total Comprehensive Loss	$(1,439)	$(6,118)

Loss per Share:
Basic and Diluted	$(0.17)	$(0.72)
Weighted average shares outstanding
Basic and Diluted	8,591,098	8,547,675
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share data)

Three Months Ended March 31, 2026
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balances as of December 31, 2025	8,588,876	$9	$244,285	$(242,685)	$10	$1,619
Stock-based compensation	-	-	1,439	-	-	1,439
Stock options exercised	1,333	-	19	-	-	19
Shares issued for services rendered	4,000	-	97	-	-	97
Shares granted in lieu of board of director fees	-	-	103	-	-	103
Net loss	-	-	-	(1,439)	-	(1,439)

Balances as of March 31, 2026	8,594,209	$9	$245,943	$(244,124)	$10	$1,838

Three Months Ended March 31, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance as of December 31, 2024 (As Restated)	8,543,686	$9	$238,685	$(254,499)	$10	$(15,795)
Stock-based compensation	4,787	-	1,101	-	-	1,101
Net loss (As Restated)	-	-	-	(6,118)	-	(6,118)

Balances as of March 31, 2025 (As Restated)	8,548,473	$9	$239,786	$(260,617)	$10	$(20,812)
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025 (As Restated)
Operating Activities
Net loss	$(1,439)	$(6,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	1,611	975
Depreciation and amortization	294	209
Amortization of right-of-use leases	18	65
Provision for credit losses	40	33
Shares issued for services	97	-
Change in fair value of derivative liabilities	-	4,901
Amortization of debt issuance and debt discounts	57	530
Write-off of inventory	69	-
Loss on disposal of assets	6	-
Changes in operating assets and liabilities
Accounts receivable	(617)	(570)
Inventory	(39)	(1,308)
Prepaid expenses and other assets	78	(325)
Accounts payable	54	423
Accrued expenses and contract liabilities	205	(332)
Operating leases	(37)	-
Net Cash Provided by (Used in) Operating Activities	397	(1,517)

Investing Activities
Purchase of property and equipment	(23)	(162)
Deposits on property and equipment	(66)	-
Investment in software development	(69)	-
Net Cash Used in Investing Activities	(158)	(162)

Financing Activities
Proceeds from exercises of stock options	19	-
Repayment of principal secured term loan	(1,438)	-
Payments of principal on finance leases	-	(57)
Net Cash Used in Financing Activities	(1,419)	(57)

Effect of Exchange Rates on Cash and Cash Equivalents	-	-

Net Change in Cash and Cash Equivalents During Period	(1,180)	(1,736)

Cash and Cash Equivalents at Beginning of Period	11,959	10,237
Cash and Cash Equivalents at End of Period	$10,779	$8,501

Supplemental Information:

Cash paid for interest	$401	$1,118

Non-cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for lease liabilities	$619	$430
Shares granted in lieu of board of director fees	103	-
Stock options granted in lieu of cash bonus	69	117
Shares issued in exchange for services	97	-
Purchases of property and equipment in accounts payable	16	-
Capitalize interest into senior secured debt	-	202
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. All significant intercompany accounts and transactions have been eliminated. Amounts reported in thousands within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands, and therefore, the sum of the components may not equal the total amount reported in thousands due to rounding.
The financial information as of March 31, 2026, and for the three months ended March 31, 2026, and 2025 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026.
The condensed consolidated balance sheet on December 31, 2025, has been derived from the audited consolidated financial statements at that date but does not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 26, 2026 (the “2025 Annual Report”).
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

The liability includes an estimate for each state, to account for any penalties and interest that is due on the base tax amount owed. The error resulted in an understatement of accrued expenses for state and local sales tax, including related interest and penalties, in the condensed consolidated financial statements as of and for the three months ended March 31, 2025. As a result of correcting this liability, general and administrative expenses and interest expense were increased in the affected periods, resulting in a one-time, non-recurring increase in reported expenses for the three months ended March 31, 2025. The Company is in the process of finalizing remediation of the underlying sales tax obligations.

In addition to the errors related to sales tax liabilities, the Company identified that revenue was overstated and current portion of contract liabilities and contract liabilities, less current portion were understated related to extended warranties for the three months ended March 31, 2025. The errors related to the Company's accounting for extended warranty contracts sold at a discount in conjunction with its products. When extended warranties were sold at a discounted price, the Company did not allocate the discount proportionally across all performance obligations in the contract in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.

Specifically, ASC 606 requires that a discount present in a contract be allocated proportionally across all performance obligations based on their relative standalone selling prices, unless specific criteria are met to allocate the discount entirely to one or more performance obligations. The Company incorrectly absorbed the entire discount within the extended warranty performance obligation rather than allocating a proportionate share of the discount to the other performance obligations in the contract. This caused the transaction price allocated to the extended warranty to be understated and the transaction price allocated to the other performance obligations to be overstated, resulting in revenue being recognized on the other performance obligations in excess of the amounts that should have been allocated to them. Consequently, revenue was overstated and contract liabilities associated with the extended warranty was understated for the three months ended March 31, 2025.

The restatement was previously disclosed in the 2025 Annual Report.

Restated 2025 Quarterly Financial Information (Unaudited) - Reconciliation Table

The following table presents the impact of the restatement on the Company’s previously issued Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025.

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

A description of the restatement adjustments in the condensed consolidated statements of comprehensive loss is as follows:

(i) The $9 thousand decrease in revenue for the three months ended March 31, 2025, is related to the adjustment to revenue associated with extended warranties.

(ii) The $0.4 million increase in general and administrative expenses for the three months ended March 31, 2025, is related to the adjustment for estimated state and local sales tax expense and for the related penalties on outstanding sales tax balances.

(iii) The $57 thousand increase in interest expense for the three months ended March 31, 2025, is related to the adjustment for estimated interest on outstanding state and local sales tax balances.

Income Tax Effects

The Company maintains a full valuation allowance against its net deferred tax assets. Accordingly, the restatement adjustments resulted in no net income tax benefit or expense for any period presented, and the effective tax rate is unchanged.
3.        Summary of Significant Accounting Policies
Significant accounting policies followed by the Company are summarized below and should be read in conjunction with those described in Note 3 of the consolidated financial statements in our 2025 Annual Report.
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
Software Development Costs
The Company accounts for internal-use software costs in accordance with ASC Topic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, as amended by ASU No. 2025-06, which the Company early adopted prospectively effective January 1, 2026.
The Company capitalizes costs associated with software developed or obtained for internal use, including software licensed from third-party developers, when management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used for its intended purpose. Costs that do not meet these criteria, including training costs, general and administrative costs, and post-implementation maintenance costs, are expensed as incurred.
Capitalized internal-use software costs are recorded as intangible assets at cost and amortized on a straight-line basis over the estimated useful life of the software, which the Company has estimated to be three to five years, beginning when the software is substantially complete and ready for its intended use. The Company reviews capitalized software for impairment in accordance with its policy for long-lived assets.
As of March 31, 2026, the Company has capitalized $69 thousand in licensed software costs, which are not yet placed in service and accordingly no amortization has been recorded.
Leases
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
Leases are classified as either operating or finance leases at the commencement date. The Company does not have any finance leases as of March 31, 2026, and December 31, 2025. Operating lease ROU assets and liabilities are presented separately on the condensed consolidated balance sheets.

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
Recently adopted accounting pronouncements
ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU increases the operability of the recognition guidance by removing all references to "project stages" and clarifying when an entity is required to start capitalizing software costs. The Company early adopted this ASU prospectively beginning in fiscal year 2026.
ASU 2023-09, Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily requires disaggregated annual information about a company's effective tax rate reconciliation and income taxes paid. The Company adopted this ASU prospectively beginning with 2025. Prior period disclosures have not been restated to conform to the current year period presentation.
4.       Allowance for Credit Losses
The rollforward of the allowance for credit losses is as follows:

(in thousands)	Three Months Ended March 31, 2026
Allowance for credit losses, December 31	$1,265
Provision for credit losses	40
Allowance for credit losses, March 31	$1,305
5.      Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Finished goods	$5,988	$6,012
Parts and accessories	128	135
Inventory reserve	(213)	(213)
Total Inventory	$5,903	$5,934
6.        Property and Equipment
Depreciation expense related to property and equipment for the three months ended March 31, 2026 and 2025 was $118 thousand and $69 thousand, respectively.
7.        Leases
Operating lease commitments - On March 27, 2025, the Company entered into a new operating lease agreement for its new headquarters in Eden Prairie, Minnesota. The lease term commenced on March 28, 2025.
Lease Modification - Effective March 24, 2026, the Company modified its lease agreement for its headquarters. The lease amendment expands the existing property and extends for a period of 5.1 years, expiring on April 30, 2031. The lease includes an option to renew for an additional 5 years at the Company's discretion. As a result of the modification, the Company remeasured the related right-of-use asset and lease liability.
The modification resulted in an increase of $0.6 million in both the ROU asset and lease liability as of March 24, 2026. The lease continues to be classified as an operating lease under ASC 842, Leases. The modified measurement of the right-of-use asset was $1.0 million. The modified measurement of the lease liability was $1.6 million, which represents the present value of the lease payments over the lease term, discounted at the Company's incremental borrowing rate of 7.2%.
Lease-incentive - As part of the new office lease amendment, the Company is entitled to receive a reimbursement payment from the lessor as a lease incentive. This payment, totaling $0.3 million, is intended to offset certain costs associated with leasehold improvements and is estimated to be paid in June 2027. Under ASC 842, lease incentives are accounted for as a reduction of the right-of-use asset and recognized over the lease term.
Lease payments - Under the terms of the modified lease, the Company is obligated to make increased monthly lease payments starting May 1, 2026, with an annual escalation of 3.5% starting on May 1, 2027. The total minimum lease payments over the modified lease term amount to approximately $2.3 million.
Lease expense - For the three months ended March 31, 2026 and 2025, the Company recognized lease expense of $46 thousand and $21 thousand, respectively, related to this operating lease, which is included in general and administrative expenses in the condensed consolidated statements of comprehensive loss.
As of March 31, 2026, the maturities of the Company’s operating leases, which have initial or remaining lease terms more than one year, consist of the following:

(in thousands)	Operating Leases

2026	$299
2027	112
2028	441
2029	456
2030	473
Thereafter	159
Total Lease Payments	1,940

Imputed interest	(346)

Present value of lease liabilities	$1,594

The weighted-average useful life of operating leases at March 31, 2026, is 5.1 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
8.        Long Term Debt, Revolving Credit Facility and Senior Secured Debt
The following table summarizes outstanding debt at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(in thousands)	Principal	Debt Issuance Costs	Carrying Value	Principal	Debt Issuance Costs	Carrying Value
Secured term loan	$20,125	$(210)	$19,915	$21,562	$(257)	$21,305
Secured revolving credit facility	$655	$(58)	$597	$655	$(68)	$587

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
Debt issuance costs incurred in connection with obtaining new debt facilities are capitalized and amortized over the term of the related debt. For the Term Loan, these costs are presented as a direct reduction of the carrying amount of the debt. For the Revolver, such costs are presented as an asset. Amortization of debt issuance costs is included in interest expense in the condensed consolidated statements of comprehensive loss.
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
The full repayment of the Prior Debt was accounted for as a debt extinguishment under ASC 470-50. On September 25, 2025, the Company recognized a $0.5 million loss on extinguishment of debt, which included the write-off of unamortized debt issuance costs and debt discounts.
Debt Covenants and Restrictions - The JPM Credit Agreement contains customary covenants, including requirements to maintain certain financial ratios and restrictions on additional indebtedness, asset sales, and dividend payments.
As of March 31, 2026, the Company was in compliance with all covenants under the JPM Credit Agreement.
Collateral and Security - The Company’s obligations under the JPM Credit Agreement are secured by a first-priority lien on substantially all of the Company’s tangible and intangible assets, including the Company’s equity interests in subsidiaries.
Maturity Analysis - Future principal payments on the Term Loan and Revolver are due as follows:

(in thousands)	Principal Payments

2026	$4,313
2027 (including the Revolver)	6,405
2028	5,750
2029	4,312

Total Principal Payments	20,780

Debt Issuance Costs	(268)

Total	20,512
Less current maturities of the Term Loan	(5,750)
Long term debt, net of current maturities and debt issuance costs	$14,762

9.        Accounts Payable and Accrued Expenses
Accounts payable consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Trade Accounts Payable	3,304	3,219
Other	16	32
Total Accounts Payable	$3,320	$3,251
Accrued expenses consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Registration penalties	$1,583	$1,583
State & Local Sales Tax	4,188	3,885
State & Local Sales Tax Penalties	607	571
State & Local Sales Tax Interest	554	464
Board of directors fees	172	172
Employee compensation	961	1,220
Other	519	487
Total Accrued Expenses	$8,584	$8,382
10.        Revenue
The disaggregation of revenue is based on type. The following table presents revenue from contracts with customers:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025 (As Restated)
Consumables, parts, and accessories revenue	$6,638	$6,028
System revenue	2,878	3,198
Extended warranty	60	38
License fees	-	5
Other	43	64
Total Revenue	$9,619	$9,333
11.        Stock-Based Compensation
On August 7, 2024, the stockholders of the Company approved the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the issuance of up to 1,376,556 shares of common stock. On August 19, 2025, at our annual meeting of stockholders, an amendment to the 2024 Plan was approved, authorizing an additional 500,000 shares of common stock for issuance under the 2024 Plan. Stock options granted under the 2024 Plan include service-based, performance-based, and market-based awards. Service-based stock options generally vest over a three-year period, expire 10 years from the date of grant, and are forfeited upon separation from the Company. Performance-based stock options vest upon the achievement of pre-established financial or operational performance criteria, as determined by the Company’s Board of Directors or Compensation Committee. These awards generally expire five years from the date of grant and are subject to forfeiture if the performance goals are not achieved within the specified performance period. Market-based stock options vest upon the attainment of certain market conditions, such as specified stock price targets, and also expire five years after the grant date. The fair value of market-based awards is estimated using a Monte Carlo simulation model.
All awards under the 2024 Plan are subject to the terms and conditions of the 2024 Plan and the individual award agreements.
During the three months ended March 31, 2026, the Company granted performance-based awards to two employees which provide for the vesting of up to 8,500 shares of common stock. Vesting is contingent upon the achievement of specified performance conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition. The performance conditions include the achievement of (a) specific revenue recognized (6,000 shares) and (b) specific operational milestones (2,500 shares).
During the fiscal year ended December 31, 2025, the Company granted performance-based option awards to three employees which provide for the vesting of up to 65,500 shares of common stock. Vesting is contingent upon the achievement of specified performance or market conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition. During 2025, certain awards were forfeited due to employee termination and missed milestone deadlines, certain performance and market conditions were achieved and the related compensation expense was recognized, and certain market-based awards expired unachieved. As a result, options exercisable for 20,000 shares remain outstanding and unvested as of March 31, 2026 relating to performance-based option award, all of which are subject to revenue and adjusted EBITDA performance conditions. Options exercisable for 10,000 shares remain outstanding and unvested as of March 31, 2026 relating to market conditions, which relates to the attainment of a defined stock price target.
As of March 31, 2026, the Company concluded that the performance conditions related to revenue, adjusted EBITDA, and operational milestones were not probable of achievement, and accordingly, no compensation expense was recognized for any performance-based awards.
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
The following table presents stock compensation expense recognized by the Company for the three months ended March 31, 2026 and 2025. Total unrecognized compensation cost related to equity awards as of March 31, 2026 was $10.8 million and is expected to be recognized over the next 2.12 years. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenues	$15	$9
General and administrative	1,070	792
Selling and marketing	260	158
Research and development	128	16
Total expense	$1,472	$975

The following table presents a summary of stock option activity during the three months ended March 31, 2026:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	1,372	$21.46	8.4	$13,351
Granted	168	27.71	8.1	-
Exercised	(1)	14.20	-	4
Forfeited	(37)	21.82	-	-
Outstanding, March 31, 2026	1,502	$22.16	8.1	$2,389
Exercisable, March 31, 2026	625	$20.11	7.5	$1,247

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three months ended March 31, 2026 was based on the closing price of the Company's common stock on the date of the grant. Expected volatility was based on 100% of the historical realized volatilities of peer companies. The risk-free interest rate was based on the implied yield for U.S. Treasury zero-coupon issue with the remaining term equal to the expected term. The expected holding period was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company's policy is to recognize forfeitures as they occur.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three months ended March 31, 2026 and 2025 are summarized in the table below:

	Three Months Ended March 31,
	2026	2025
Fair value at grant date	$27.71	$27.47
Expected volatility	57%	62%
Risk-free interest rate	4%	4%
Expected holding period, in years	4.95 years	5.45 years
Dividend yield	0%	0%
12.       Loss per Share
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares outstanding for the three months ended March 31, 2026, and 2025. The weighted average number of shares outstanding includes outstanding common stock and shares issuable for nominal consideration. Accordingly, warrants issued with a $0.01 per share exercise price, are included in weighted average shares outstanding as follows:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Common shares	8,591	8,548
Weighted average shares outstanding	8,591	8,548
Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for each of the three months ended March 31, 2026, and March 31, 2025, all potentially dilutive shares in such periods were anti-dilutive and therefore excluded from the computation of diluted net loss per share. Anti-dilutive equity securities consist of the following:

	Three Months Ended
(in thousands)	March 31, 2026	March 31, 2025
Common stock options	1,502	1,233
Common stock purchase warrants	2	390
	1,504	1,623
13.        Concentration of Limited Suppliers
The Company currently purchases most of its product component materials from single suppliers and all of its finished product is assembled by a single supplier. The loss of any of these suppliers could result in a disruption in our production. The percentages of purchases from major vendors of the Company that represented ten percent or more of total purchases were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Purchases:
Vendor A	20%	25%
Vendor B	-%	13%
Vendor C	17%	-%
14.        License and Option Agreement
In March 2024, the Company entered into an exclusive license and option agreement (the "Patent License") with a third party licensee in connection with a portfolio of patents related to the field of intravascular shockwave applications. The Company received a one-time payment of $2.5 million related to this Patent License, which was recorded in other income during the fiscal year ended December 31, 2024. The Company granted the licensee an exclusive license to the patents and an option to acquire the patents for a period of 3 years following the effective date of the Patent License. Upon acquisition of the patents, the licensee will distribute any resulting proceeds to the Company, including but not limited to any royalties, license fees, settlement payments, or other proceeds generated from the licensing or assertion of the patents, in accordance with a revenue sharing agreement.
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
15.        Commitments and Contingencies
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
16.        Segment Information
The Company operates in one reportable segment engaged in the design and sale of medical devices.
The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The Company's chief operating decision maker (“CODM”) assesses performance for the reportable segment and decides how to allocate resources primarily based on net loss that is also reported on the condensed consolidated statements of comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
Net loss is used to monitor budget versus actual results. The CODM also uses net loss in competitive analysis by benchmarking to competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.
Management has determined that Morgan Frank, Chief Executive Officer, is the CODM.
The following table sets forth our condensed consolidated statements of operations used by the CODM:

	Three Months Ended March 31,
(in thousands)	2026	2025 (As Restated)
Revenue	$9,619	$9,333
Cost of Revenues	2,188	1,958
Gross Margin	7,431	7,375
Operating Expenses:
General and administrative	5,250	4,843
Selling and marketing	2,399	1,531
Research and development	660	208
Depreciation and amortization	246	192
Operating (Loss) Income	(1,124)	601
Total Other Expense, net	(315)	(6,719)
Net Loss	$(1,439)	$(6,118)

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K, filed with the SEC on March 26, 2026 (the “2025 Annual Report”).
Executive Summary
We realized modest revenue growth during the three months ended March 31, 2026, as compared to the same period in 2025. Revenue for the three months ended March 31, 2026, totaled $9.6 million, an increase of 3%, as compared to $9.3 million for the same period of 2025.
Net loss for the three months ended March 31, 2026, was $1.4 million compared to a net loss of $6.1 million for the same period in 2025. The decrease in our net loss for the three months ended March 31, 2026, was primarily attributable to the $4.9 million non-cash loss on the change in fair value of derivative liabilities recognized in the prior year period that did not recur during the three months ended March 31, 2026. For the three months ended March 31, 2026, our operating loss totaled $1.1 million, which is a change of $1.7 million compared to operating income of $0.6 million for the same period of 2025.
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

	Three Months Ended March 31,
(in thousands)	2026	2025 (As Restated)

Net Loss	$(1,439)	$(6,118)
Non-GAAP Adjustments:
Interest expense	546	1,909
Depreciation and amortization [1]	294	209
EBITDA	(599)	(4,000)

Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	-	4,901
Other non-cash or infrequent charges:
Stock-based compensation	1,472	975
State & local sales tax [2]	339	376
Sale of excess inventory	(220)	-
Shares issued for services	97	-
Adjusted EBITDA	$1,089	$2,252
1 Depreciation and amortization excludes amortization of right-of-use (ROU) leases. Prior period amounts have been retroactively revised to conform to this presentation. This change had no effect on previously reported GAAP results.
2 The charges represent a non-recurring state and local sales tax expense related to the restatement of prior period financial statements.
Results of Operations

	Three Months Ended March 31,		Change
(in thousands)	2026	2025 (As Restated)	$	%
Revenue	$9,619	$9,333	$286	3%
Cost of revenue	2,188	1,958	230	12%
Gross margin	7,431	7,375	56	1%
Gross margin %	77%	79%
Operating expenses:
General and administrative	5,250	4,843	407	8%
Selling and marketing	2,399	1,531	868	57%
Research and development	660	208	452	217%
Depreciation and amortization	246	192	54	28%
Operating (loss) income	(1,124)	601	(1,725)	287%
Other expense, net	(315)	(6,719)	6,404	95%
Net loss	$(1,439)	$(6,118)	$4,679	76%
Revenue
Revenues for the three months ended March 31, 2026, were $9.6 million, compared to $9.3 million for the same period of 2025, an increase of $0.3 million or 3%. The increase in net sales was primarily driven by the growth in quantity of

UltraMIST® disposables, which increased by 22% in the three months ended March 31, 2026, as compared to the same period of 2025. The quantity of UltraMIST® systems sold decreased by 1% in the three months ended March 31, 2026, as compared to the same period of 2025. Pricing of the UltraMIST® system and disposables declined in the three months ended March 31, 2026, as compared to the same period of 2025; the average selling price of disposables decreased 6% in the three months ended March 31, 2026, and the average selling price of systems decreased 11% in the three months ended March 31, 2026. Revenue from UltraMIST® totaled 100% of total revenue in the three months ended March 31, 2026, and 99% in the same period of 2025.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2026, was $2.2 million, compared to $2.0 million for the same period of 2025. Gross profit as a percentage of revenues was 77% for the three months ended March 31, 2026, compared to 79% for the same period in 2025. This decrease in gross margin was largely driven by a decrease in pricing on our UltraMIST® systems and applicators due to a higher reseller mix.
General and Administrative
General and administrative expenses for the three months ended March 31, 2026, were $5.3 million as compared to $4.8 million for the same period of 2025, an increase of $0.4 million, or 8%. The increase in the three months ended March 31, 2026, as compared to the same period of 2025, was primarily due to an increase in payroll and related expenses of $0.4 million, software expenses of $0.2 million, and audit and tax fees of $0.2 million, partially offset by a decrease in Nasdaq listing costs of $0.3 million and regulatory costs of $0.1 million.
Selling and Marketing
Selling and marketing expenses for the three months ended March 31, 2026, were $2.4 million as compared to $1.5 million for the same period of 2025, an increase of $0.9 million, or 57%. The year-over-year increase in sales and marketing expenses in the three months ended March 31, 2026, was largely driven by increased consulting expenses of $0.5 million and payroll and related expenses of $0.4 million.
Research and Development
Research and development expenses for the three months ended March 31, 2026, were $0.7 million as compared to $0.2 million for the same period of 2025, an increase of $0.5 million. The year-over-year increase in research and development expenses in the three months ended March 31, 2026, was largely driven by consulting expenses of $0.2 million, non-cash charges for stock-based compensation totaling $0.1 million, and software and patents expenses of $0.1 million.
Other Expense, net
Other expense, net consists of the following:

	Three Months Ended March 31,		Change
	2026	2025 (As Restated)	$	%

Interest expense	$(546)	$(1,909)	$1,363	71%
Change in fair value of derivative liabilities	—	(4,901)	4,901	100%
Other expense	(60)	(1)	(59)	(5900%)
Other income	291	92	199	216%
Other expense, net	$(315)	$(6,719)	$6,404	95%
Other expense, net totaled $0.3 million for the three months ended March 31, 2026, as compared to $6.7 million for the same period of 2025, a decrease of $6.4 million. The decrease was primarily driven by the change in the fair value of derivative liabilities of $4.9 million and decreased interest expense of $1.4 million. The change in fair value of derivative liabilities relates to valuation of warrants previously issued by the Company; these warrants expired during 2025. The reduction in interest expense reflects the September 2025 repayment of our Prior Debt and the closing of our Term Loan under the JPM Credit Agreement, which carries a lower interest rate, as described in Note 8 to the condensed consolidated financial statements.
Liquidity and Capital Resources
From inception through the year ended December 31, 2024, we incurred losses from operations each year, before achieving net income for the year ended December 31, 2025. As of March 31, 2026, we had an accumulated deficit of $244.1 million.
Historically, our operations have primarily been funded from the sale of capital stock, issuances of notes payable, and convertible debt securities. During the third quarter of 2025, we entered into the JPM Credit Agreement, which provided a $23.0 million Term Loan and a $5.0 million Revolver, the proceeds of which were used to repay and terminate the Prior Debt, as described in Note 8 to the condensed consolidated financial statements. The JPM Credit Agreement extended the maturity of our debt obligations and provided additional liquidity through the Revolver. Together with the positive cash flow from operations generated in 2025 and the $5.0 million received in connection with the patent purchase agreement described in Note 14 of the condensed consolidated financial statements, these actions strengthened our liquidity position and capital structure.

As of March 31, 2026, we had cash and cash equivalents of $10.8 million, $20.1 million outstanding under our Term Loan, and $0.7 million drawn under our Revolver. We were in compliance with all financial and other covenants under the JPM Credit Agreement as of March 31, 2026.

Based on our current cash position, anticipated cash flows from operations, and availability under our Revolver, we believe we will have sufficient resources to meet our working capital needs, capital expenditures, and debt service obligations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. We continue to monitor our financial position, liquidity, and compliance with debt covenants on an ongoing basis. We intend to continue to evaluate opportunities to further enhance our capital structure and support our growth strategy.
The following table presents summarized cash flow information:

	Three Months Ended March 31,
(in thousands)	2026	2025 (As Restated)
Cash flows provided by (used in) operating activities	$397	$(1,517)
Cash flows used in investing activities	$(158)	$(162)
Cash flows used in financing activities	$(1,419)	$(57)
Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2026 totaled $0.4 million, an improvement of $1.9 million compared to cash used in operating activities of $1.5 million for the three months ended March 31, 2025. The improvement was primarily driven by a $4.7 million reduction in net loss, from $6.1 million in the prior year period to $1.4 million in the current year period, reflecting continued revenue growth and operational improvements. Significant non-cash adjustments in the current year period included stock-based compensation of $1.6 million and depreciation and amortization of $0.3 million. The prior year period included a $4.9 million non-cash loss on the change in fair value of derivative liabilities, which did not recur in the current year period as the related warrants expired during 2025. Working capital changes in the current year period reflected a $0.6 million increase in accounts receivable from higher revenue activity, while inventory remained relatively flat compared to a $1.3 million build in the prior year period.

Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2026 totaled $0.2 million, consisting of $23 thousand in purchases of property and equipment, $66 thousand in deposits on property and equipment, and $69 thousand in investment in software development. Cash used in investing activities for the three months ended March 31, 2025 totaled $0.2 million, consisting entirely of purchases of property and equipment.

Cash Flows from Financing Activities
Cash used in financing activities for the three months ended March 31, 2026 totaled $1.4 million, consisting primarily of $1.4 million in scheduled quarterly principal payments on the Term Loan under the JPM Credit Agreement, partially offset by $19 thousand in proceeds from stock option exercises. Cash used in financing activities for the three months ended

March 31, 2025 totaled $57 thousand, consisting entirely of principal payments on finance leases. The increase in financing cash outflows reflects the transition from our prior non-amortizing Senior Secured Debt to the Term Loan, which requires quarterly principal payments that commenced on December 31, 2025.
Segment and Geographic Information
We have determined that we have one reportable segment. Our revenues are generated from sales primarily in the United States. All significant expenses are generated in the United States and all significant assets are in the United States. For further information on the Company's reportable segment, refer to Note 16 to the condensed consolidated financial statements.
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
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2026.
As of December 31, 2025, the Company identified the following material weaknesses which continue to exist as of March 31, 2026:

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

As a result of these material weaknesses, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2026. Management continues to evaluate and implement remediation measures designed to address these material weaknesses and strengthen the Company’s internal control environment.

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

The existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.
PART II — OTHER INFORMATION
Item 1.          LEGAL PROCEEDINGS
For information regarding legal proceedings at March 31, 2026, see Note 15 to the condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A.       RISK FACTORS
There have been no material changes from our risk factors as previously reported in Part I, Item 1A “Risk Factors” in our 2025 Annual Report.
Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 1, 2026, the Company issued 4,000 shares of common stock to Big Vision Ventures LLC as compensation for its service as a consultant to the Company. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3.          DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.          MINE SAFETY DISCLOSURES
Not applicable.

Item 5.          OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

SANUWAVE HEALTH, INC.

Dated: May 12, 2026	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: May 12, 2026	By:	/s/ Peter Sorensen
Peter Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)