Form 10-Q
period 2026-06-30
SANUWAVE Health, Inc.
filed 2026-08-06
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of August 4, 2026, there were issued and outstanding 8,602,309 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I -- FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$9,376	$11,959
Accounts receivable, net of allowance of $1,617 and $1,265, respectively	5,801	5,422
Inventory	7,070	5,934
Prepaid expenses and other current assets	954	1,312
Total Current Assets	23,201	24,627
Non-Current Assets:
Property and equipment, net	2,255	1,972
Right of use assets, net	953	390
Intangible assets, net	2,887	3,026
Goodwill	7,260	7,260
Secured revolving credit facility debt issuance costs, net	49	68
Total Non-current Assets	13,404	12,716

Total Assets	$36,605	$37,343

LIABILITIES
Current Liabilities:
Current portion of secured term loan, net of debt issuance costs	$5,599	$5,638
Accounts payable	3,308	3,251
Accrued expenses	8,605	8,382
Current portion of operating lease liabilities	5	157
Current portion of contract liabilities	632	388
Accrued interest	17	24
Other	7	7
Total Current Liabilities	18,173	17,847
Non-current Liabilities:
Secured term loan, net of current portion and debt issuance costs	12,922	15,667
Secured revolving credit facility	655	655
Operating lease liabilities, less current portion	1,525	854
Contract liabilities, less current portion	543	701
Total Non-current Liabilities	15,645	17,877
Total Liabilities	$33,818	$35,724

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D designated, respectively; no shares issued and outstanding at June 30, 2026 and December 31, 2025	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 8,602,309 and 8,588,876 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	247,574	244,285
Accumulated deficit	(244,806)	(242,685)
Accumulated other comprehensive income	10	10
Total Stockholders’ Equity	2,787	1,619
Total Liabilities and Stockholders’ Equity	$36,605	$37,343
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025 (As Restated)	2026	2025 (As Restated)

Revenue	$9,739	$10,054	$19,358	$19,387
Cost of Revenues	2,315	2,206	4,502	4,164
Gross Margin	7,424	7,848	14,856	15,223

Operating Expenses:
General and administrative	4,902	4,368	10,152	9,211
Selling and marketing	1,923	1,674	4,322	3,205
Research and development	628	194	1,289	402
Depreciation and amortization	251	174	497	366
Total Operating Expenses	7,704	6,410	16,260	13,184

Operating (Loss) Income	(280)	1,438	(1,404)	2,039

Other (Expense) Income:
Interest expense	(518)	(1,939)	(1,064)	(3,848)
Change in fair value of derivative liabilities	-	990	-	(3,911)
Other expense	(77)	(27)	(137)	(28)
Other income	199	89	490	181
Total Other Expense, net	(396)	(887)	(711)	(7,606)

Net (Loss) Income Before Income Taxes	(676)	551	(2,115)	(5,567)

Income tax expense	6	-	6	-

Net (Loss) Income	$(682)	$551	$(2,121)	$(5,567)

(Loss) Earnings per Share:
Basic	$(0.08)	$0.06	$(0.25)	$(0.65)
Diluted	$(0.08)	$(0.04)	$(0.25)	$(0.65)
Weighted average shares outstanding
Basic	8,601,198	8,561,737	8,596,148	8,554,706
Diluted	8,601,198	9,167,846	8,596,148	8,554,706

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share data)

Three Months Ended June 30, 2026
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of March 31, 2026	8,594,209	$9	$245,943	$(244,124)	$10	$1,838
Stock-based compensation	-	-	1,403	-	-	1,403
Stock options exercised	4,100	-	58	-	-	58
Shares issued for services rendered	4,000	-	67	-	-	67
Shares granted in lieu of board of director fees	-	-	102	-	-	102
Net loss	-	-	-	(682)	-	(682)

Balances as of June 30, 2026	8,602,309	$9	$247,574	$(244,806)	$10	$2,787

Three Months Ended June 30, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of March 31, 2025 (As Restated)	8,548,473	$9	$239,786	$(260,617)	$10	$(20,812)
Stock-based compensation	-	-	1,132	-	-	1,132
Stock options exercised	17,008	-	253	-	-	253
Shares granted in lieu of board of director fees	2,524	-	77	-	-	77
Net income (As Restated)	-	-	-	551	-	551

Balances as of June 30, 2025 (As Restated)	8,568,005	$9	$241,248	$(260,066)	$10	$(18,799)
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share data)

Six Months Ended June 30, 2026
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2025	8,588,876	$9	$244,285	$(242,685)	$10	$1,619
Stock-based compensation		-	2,842	-	-	2,842
Stock options exercised	5,433	-	77	-	-	77
Shares issued for services rendered	8,000	-	164	-	-	164
Shares granted in lieu of board of director fees	-	-	205	-	-	205
Net loss	-	-	-	(2,121)	-	(2,121)

Balances as of June 30, 2026	8,602,309	$9	$247,574	$(244,806)	$10	$2,787

Six Months Ended June 30, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance as of December 31, 2024 (As Restated)	8,543,686	$9	$238,685	$(254,499)	$10	$(15,795)
Stock-based compensation	4,787	-	2,233	-	-	2,233
Stock options exercised	17,008	-	253	-	-	253
Shares granted in lieu of board of director fees	2,524	-	77	-	-	77
Net loss (As Restated)	-	-	-	(5,567)	-	(5,567)

Balances as of June 30, 2025 (As Restated)	8,568,005	$9	$241,248	$(260,066)	$10	$(18,799)
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2026	2025 (As Restated)
Operating Activities:
Net loss	$(2,121)	$(5,567)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	3,143	2,106
Depreciation and amortization	607	388
Amortization of right-of-use leases	56	185
Provision for credit losses	379	131
Change in fair value of derivative liabilities	-	3,911
Amortization of debt issuance and debt discounts	111	1,062
Write-off of inventory	69	-
Loss on disposal of assets	18	-
Proceeds from tenant improvement funds	-	429
Changes in operating assets and liabilities
Accounts receivable	(757)	(650)
Inventory	(1,205)	(1,762)
Prepaid expenses and other assets	385	(1,231)
Accounts payable	(133)	274
Accrued expenses and contract liabilities	370	200
Operating leases	(100)	-
Net Cash Provided by (Used in) Operating Activities	822	(524)

Investing Activities
Purchase of property and equipment	(357)	(1,321)
Deposits on property and equipment	(35)	-
Investment in software development	(213)	-
Net Cash Used in Investing Activities	(606)	(1,321)

Financing Activities
Proceeds from exercises of stock options	77	253
Repayment of principal secured term loan	(2,875)	-
Payments of principal on finance leases	-	(149)
Net Cash (Used in) Provided by Financing Activities	(2,798)	104

Net Change in Cash During Period	(2,583)	(1,741)

Cash at Beginning of Period	11,959	10,237
Cash at End of Period	$9,376	$8,496

Supplemental Information:
Cash paid for interest	$828	$2,255
Cash paid for income taxes	$51	$-

Non-cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for lease liabilities	619	430
Stock options granted in lieu of cash bonus	69	117
Purchases of property and equipment in accounts payable	191	-
Capitalize interest into senior secured debt	-	407
RSUs granted in exchange for services	-	10
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all the information and disclosures required by U.S. GAAP for comprehensive financial statements. All significant intercompany accounts and transactions have been eliminated. Amounts reported within this Quarterly Report on Form 10-Q are presented in thousands, and therefore, the sum of the components may not equal the total amount reported due to rounding.
The financial information as of June 30, 2026, and for the three and six months ended June 30, 2026, and 2025 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026.
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
Reclassification - Certain accounts in the prior period condensed consolidated statement of cash flows have been reclassified to conform to the presentation of the current period consolidated financial statements. These reclassifications had no effect on the previously reported operating results.
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

The liability includes an estimate for each state, to account for any penalties and interest that is due on the base tax amount owed. The error resulted in an understatement of accrued expenses for state and local sales tax, including related interest and penalties, in the condensed consolidated financial statements as of and for the three and six months ended June 30, 2025. As a result of correcting this liability, general and administrative expenses and interest expense were increased in the affected periods, resulting in a one-time, non-recurring increase in reported expenses for the three and six months ended June 30, 2025. As part of its remediation of the underlying sales tax obligations, the Company has entered into voluntary disclosure agreements (VDAs) with numerous jurisdictions and has begun remitting payments required thereunder. The Company is currently awaiting responses from the remaining jurisdictions and expects to finalize the remediation process upon receipt thereof.

In addition to the errors related to sales tax liabilities, the Company identified that revenue was overstated and current portion of contract liabilities and contract liabilities, less current portion were understated related to extended warranties for the three and six months ended June 30, 2025. The errors related to the Company's accounting for extended warranty contracts sold at a discount in conjunction with its products. When extended warranties were sold at a discounted price, the

Company did not allocate the discount proportionally across all performance obligations in the contract in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.

Specifically, ASC 606 requires that a discount present in a contract be allocated proportionally across all performance obligations based on their relative standalone selling prices, unless specific criteria are met to allocate the discount entirely to one or more performance obligations. The Company incorrectly absorbed the entire discount within the extended warranty performance obligation rather than allocating a proportionate share of the discount to the other performance obligations in the contract. This caused the transaction price allocated to the extended warranty to be understated and the transaction price allocated to the other performance obligations to be overstated, resulting in revenue being recognized on the other performance obligations in excess of the amounts that should have been allocated to them. Consequently, revenue was overstated and contract liabilities associated with the extended warranty was understated for the three and six months ended June 30, 2025.

The restatement was previously disclosed in the 2025 Annual Report.

Restated 2025 Quarterly Financial Information (Unaudited) - Reconciliation Table

The following table presents the impact of the restatement on the Company’s previously issued Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025.

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

A description of the restatement adjustments in the condensed consolidated statements of comprehensive income (loss) is as follows:

(i) The $110 thousand decrease for the three months ended June 30, 2025, and the $119 thousand decrease for the six months ended June 30, 2025, are related to the adjustment to revenue associated with extended warranties.

(ii) The $0.3 million increase for the three months ended June 30, 2025, and the $0.7 million increase for the six months ended June 30, 2025, are related to the adjustment for estimated state and local sales tax expense and for the related penalties on outstanding sales tax balances.

(iii) The $65 thousand increase for the three months ended June 30, 2025, and the $122 thousand increase for the six months ended June 30, 2025, are related to the adjustment for estimated interest on outstanding state and local sales tax balances.

Income Tax Effects

The Company maintains a full valuation allowance against its net deferred tax assets. Accordingly, the restatement adjustments resulted in no net income tax benefit or expense for any period presented, and the effective tax rate is unchanged.
3.        Summary of Significant Accounting Policies
Significant accounting policies followed by the Company are summarized below and should be read in conjunction with those described in Note 3 of the consolidated financial statements in the 2025 Annual Report.
Estimates
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
As of June 30, 2026, the Company has capitalized $213 thousand in licensed software costs, which are not yet placed in service and accordingly no amortization has been recorded.
Leases
The Company accounts for leases in accordance with ASC Topic 842, Leases. At the commencement date of a lease, the Company recognizes a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months. Short-term leases (those with an original term of 12 months or less) are not recorded on the condensed consolidated balance sheets; lease expense for these leases is recognized on a straight-line basis over the lease term.
Lease liabilities are measured at the present value of future lease payments using the Company’s incremental borrowing rate unless the implicit rate is readily determinable. ROU assets are measured at the initial lease liability, adjusted for lease incentives, initial direct costs, and any prepaid or accrued lease payments.

Leases are classified as either operating or finance leases at the commencement date. The Company did not have any finance leases as of June 30, 2026, or December 31, 2025. Operating lease ROU assets and liabilities are presented separately on the condensed consolidated balance sheets.

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
4.       Allowance for Credit Losses
The rollforward of the allowance for credit losses is as follows:

(in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Allowance for credit losses, December 31	$1,265	$1,147
Provision for credit losses	379	136
Write-offs	(27)	(5)
Allowance for credit losses, June 30	$1,617	$1,278

5.      Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Finished goods	$7,185	$6,012
Parts and accessories	121	135
Inventory reserve	(236)	(213)
Total Inventory	$7,070	$5,934
6.        Property and Equipment
Depreciation expense related to property and equipment for the three months ended June 30, 2026 and 2025 was $137 thousand and $72 thousand, respectively. Depreciation expense related to property and equipment for the six months ended June 30, 2026 and 2025 was $255 thousand and $141 thousand, respectively.
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
Lease expense - For the three and six months ended June 30, 2026, the Company recognized lease expense of $64 thousand and $110 thousand, respectively, related to this operating lease. For the three and six months ended June 30, 2025, the Company recognized lease expense of $37 thousand and $49 thousand, respectively, related to this operating lease. These expenses are included in general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income.
As of June 30, 2026, the maturities of the Company’s operating leases, which have initial or remaining lease terms more than one year, consist of the following:

(in thousands)	Operating Leases

2026	$208
2027	112
2028	441
2029	456
2030	472
Thereafter	159
Total Lease Payments	1,848

Imputed interest	(318)

Present value of lease liabilities	$1,530

The weighted-average useful life of operating leases at June 30, 2026, is 4.8 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
8.        Long Term Debt, Revolving Credit Facility and Senior Secured Debt
The following table summarizes outstanding debt at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(in thousands)	Principal	Debt Issuance Costs	Carrying Value	Principal	Debt Issuance Costs	Carrying Value
Secured term loan	$18,687	$(166)	$18,521	$21,562	$(257)	$21,305
Secured revolving credit facility	$655	$(49)	$606	$655	$(68)	$587
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
As of June 30, 2026, the Company was in compliance with all covenants under the JPM Credit Agreement.
Collateral and Security - The Company’s obligations under the JPM Credit Agreement are secured by a first-priority lien on substantially all of the Company’s tangible and intangible assets, including the Company’s equity interests in subsidiaries.
Maturity Analysis - Future principal payments on the Term Loan and Revolver are due as follows:

(in thousands)	Term Loan	Revolver

2026	$2,875	$-
2027	5,750	655
2028	5,750	-
2029	4,312	-

Total Principal Payments	$18,687	$655

Unamortized Debt Issuance Costs [1]	(166)	-

Balance Sheet Carrying Amount	$18,521	$655

Balance sheet classification:
Current maturities of the Term Loan	$5,750	$-
Debt issuance costs, current portion [2]	(151)	-
Current portion, net of debt issuance costs	$5,599	$-

Non-current principal	$12,938	$655
Non-current debt issuance costs	(16)	-
Long-term debt, net of current maturities	$12,922	$655

1 Debt issuance costs associated with the Revolver of $49 thousand are presented as a non-current asset on the condensed consolidated balance sheets, rather than as a reduction to the Revolver liability, in accordance with the Company's accounting policy. As a result, the carrying value of the Revolver in the table above equals its outstanding principal balance.
2 Represents the portion of debt issuance costs being amortized against the current year's principal payments.

9.        Accounts Payable and Accrued Expenses
Accounts payable consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Trade Accounts Payable	3,299	3,219
Other	9	32
Total Accounts Payable	$3,308	$3,251
Accrued expenses consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Registration penalties	$1,583	$1,583
State & Local Sales Tax	3,718	3,885
State & Local Sales Tax Penalties	174	571
State & Local Sales Tax Interest	601	464
Board of directors fees	172	172
Employee compensation	803	1,220
Other	1,554	487
Total Accrued Expenses	$8,605	$8,382
The state and local sales tax, penalty, and interest balances relate primarily to the Company’s VDAs with various state taxing authorities. The Company previously identified that it had not collected and remitted sales and use taxes in certain jurisdictions where it had established nexus. In prior periods, the Company recorded an estimated liability for the unpaid taxes, interest, and penalties. During the six months ended June 30, 2026, the Company initiated VDAs with certain taxing authorities to remediate the noncompliance.
The following table presents the activity in the Company’s accrued sales and use tax liability for the six months ended June 30, 2026:

(in thousands)	Tax	Interest	Penalty	Total
Balance at December 31, 2025	$3,885	$464	$571	$4,920
Additional estimated obligations[1]	424	149	50	623
Cash payments[2]	(375)	(35)	-	(410)
VDA settlement adjustments, net[3]	(320)	23	(447)	(744)
Unsettled VDA balances at June 30, 2026	$3,614	$601	$174	$4,389
State & Local Sales Tax - Ordinary Course[4]	104	-	-	104
Balance at June 30, 2026	$3,718	$601	$174	$4,493
1 Represent jurisdictions in which VDAs are not finalized.
2 Represent jurisdictions where VDAs have been finalized and paid.
3 Represent jurisdictions where VDAs have been finalized.
4 Represents sales tax collected from customers in the ordinary course of business in jurisdictions where the Company is registered, separate from the estimated VDA liability discussed above, which had not yet been remitted to the applicable taxing authorities as of June 30, 2026.
The remaining VDA liability represents the Company’s best estimate of the pre-registration exposure and is subject to adjustment as VDA negotiations are completed with the respective state taxing authorities.
Upon settlement, the Company released the related accruals and recognized a net benefit in the condensed consolidated statements of comprehensive (loss) income, reflecting the excess of amounts previously accrued over the actual amounts owed. The Company recorded additional estimated obligations for sales occurring during the current period in jurisdictions where the Company has identified a filing obligation but has not yet completed the remediation process.

The condensed consolidated statements of comprehensive (loss) income impact of sales and use tax related activity for the periods presented is as follows:

(in thousands)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Sales tax benefit (expense), net	$104	$(198)
Penalty benefit, net	428	392
Interest expense, net	(85)	(175)
Total Income Statement Impact	$447	$19
Sales tax benefit (expense) and penalty benefit (expense) are classified within general and administrative. Interest expense is classified within interest expense in the condensed consolidated statements of comprehensive (loss) income. For fiscal year 2025 activity, refer to Note 2.
10.        Revenue
The disaggregation of revenue is based on type. The following table presents revenue from contracts with customers:

(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025 (As Restated)
Consumables, parts, and accessories revenue	$7,325	$6,513
System revenue	2,288	3,445
Extended warranty[1]	78	41
License fees	-	10
Other	48	45
Total Revenue	$9,739	$10,054

(in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025 (As Restated)
Consumables, parts, and accessories revenue	$13,963	$12,541
System revenue	5,166	6,643
Extended warranty[1]	138	79
License fees	-	15
Other	91	109
Total Revenue	$19,358	$19,387
1 Extended warranty revenue recognized during the three and six months ended June 30, 2026, represents the amortization of contract liabilities associated with extended warranty performance obligations sold in prior periods. The Company recognizes extended warranty revenue ratably over the respective warranty service periods, which commences following the expiration of the standard warranty included with each system sale.
11.        Stock-Based Compensation
On August 7, 2024, the stockholders of the Company approved the 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan authorizes the issuance of up to 1,376,556 shares of common stock. In August 2025, at the annual meeting of stockholders, an amendment to the 2024 Plan was approved, authorizing an additional 500,000 shares of common stock for issuance under the 2024 Plan. Stock options granted under the 2024 Plan include service-based, performance-based, and market-based awards. Service-based stock options generally vest over a three-year period, expire 10 years from the date of grant, and are forfeited upon separation from the Company. Performance-based stock options vest upon the achievement of pre-established financial or operational performance criteria, as determined by the Company’s Board of Directors or Compensation Committee. These awards generally expire five years from the date of grant and are subject to forfeiture if the performance goals are not achieved within the specified performance period. Market-based stock options vest upon the attainment of certain market conditions, such as specified stock price targets, and also expire five years after the grant date. The fair value of market-based awards is estimated using a Monte Carlo simulation model.
All awards under the 2024 Plan are subject to the terms and conditions of the 2024 Plan and the individual award agreements.
During the six months ended June 30, 2026, the Company granted performance-based awards to two employees which provide for the vesting of up to 8,500 shares of common stock. Vesting is contingent upon the achievement of specified performance conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition. The performance conditions include the achievement of (a) specific revenue recognized (6,000 shares) and (b) a specific operational milestone (2,500 shares).
During the fiscal year ended December 31, 2025, the Company granted performance-based option awards to three employees which provide for the vesting of up to 65,500 shares of common stock. Vesting is contingent upon the achievement of specified performance or market conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition. During 2025, certain awards were forfeited due to employee termination and missed milestone deadlines, certain performance and market conditions were achieved and the related compensation expense was recognized, and certain market-based awards expired unachieved. As a result, options exercisable for 20,000 shares remain outstanding and unvested as of June 30, 2026 relating to performance-based option award, all of which are subject to revenue and adjusted EBITDA performance conditions. Options exercisable for 10,000 shares remain outstanding and unvested as of June 30, 2026 relating to market conditions, which relates to the attainment of a defined stock price target.
As of June 30, 2026, the Company concluded that the performance conditions related to revenue, adjusted EBITDA, and operational milestones were not probable of achievement, and accordingly, no compensation expense was recognized for any performance-based awards.
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
The following table presents stock compensation expense recognized by the Company for the three and six months ended June 30, 2026 and 2025. Total unrecognized compensation cost related to equity awards as of June 30, 2026 was $10.6 million and is expected to be recognized over a weighted average period of 2.01 years. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$17	$9	$32	$18
General and administrative	1,078	905	2,148	1,706
Selling and marketing	339	208	677	366
Research and development	139	10	286	26
Total expense	$1,572	$1,132	$3,143	$2,116

The following table presents a summary of stock options award activity during the six months ended June 30, 2026:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	1,372	$21.46	8.4	$13,351
Granted	333	22.79	8.0	-
Exercised	(5)	14.20	-	-
Forfeited	(78)	19.22	-	-
Outstanding, June 30, 2026	1,622	$21.83	7.9	$-
Exercisable, June 30, 2026	743	$20.00	7.3	$-

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and six months ended June 30, 2026 was based on the closing price of the Company's common stock on the date of the grant. Expected volatility was based on 100% of the historical realized volatilities of peer companies. The risk-free interest rate was based on the implied yield for U.S. Treasury zero-coupon issue with the remaining term equal to the expected term. The expected holding period was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company's policy is to recognize forfeitures as they occur.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and six months ended June 30, 2026 are summarized in the table below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Fair value at grant date	$17.80	$22.79
Expected volatility	56%	57%
Risk-free interest rate	4%	4%
Expected holding period, in years	5.06	5.00
Dividend yield	0%	0%
12.       Net (Loss) Income per Share
Basic net (loss) income per share is computed based on the weighted average number of shares outstanding during the applicable period, including nominally priced warrants. Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Diluted net (loss) income per share is calculated based on the weighted average of shares of common stock outstanding and the number of additional shares that would have been outstanding if the potentially dilutive securities had been issued. The Company uses the treasury stock method to calculate the number of shares for the nominally priced warrants.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025 (As Restated)	2026	2025 (As Restated)
Numerator:
Basic net (loss) income available to stockholders	$(682)	$551	$(2,121)	$(5,567)
Change in fair value of warrants	-	(990)	-	-
Diluted net (loss) income available to stockholders	$(682)	$(439)	$(2,121)	$(5,567)
Denominator:
Weighted average common shares outstanding - Basic	8,601	8,562	8,596	8,555
Dilutive effect of warrants	-	363	-	-
Dilutive effect of stock options	-	243	-	-
Dilutive effect of convertible promissory notes including interest	-	-	-	-
Weighted average common shares outstanding - Diluted	8,601	9,168	8,596	8,555
Net (loss) income per share:
Basic	$(0.08)	$0.06	$(0.25)	$(0.65)
Diluted	$(0.08)	$(0.04)	$(0.25)	$(0.65)
Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding that are nominally priced. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the three and six months ended June 30, 2026, and six months ended June 30, 2025, all potentially dilutive shares in such periods were anti-dilutive and therefore excluded from the computation of diluted net loss per share. As a result of the net income for the three months ended June 30, 2025, all dilutive shares were included in the computation of diluted net income per share. Anti-dilutive equity securities consist of the following:

(in thousands)	June 30, 2026	June 30, 2025
Common stock options	1,622	102
Common stock purchase warrants	2	2
	1,624	104
13.        Concentration of Limited Suppliers
The Company currently purchases most of its product component materials from single suppliers and all of its finished product is assembled by a single supplier. The loss of any of these suppliers could result in a disruption in production. The percentages of purchases from major vendors of the Company that represented ten percent or more of total purchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Purchases:
Vendor A	17%	19%	18%	22%
Vendor B	-%	10%	-%	11%
Vendor C	18%	-%	17%	-%
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
The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The Company's chief operating decision maker (“CODM”) assesses performance for the reportable segment and decides how to allocate resources primarily based on net (loss) income that is also reported on the condensed consolidated statements of comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
Net (loss) income is used to monitor budget versus actual results. The CODM also uses net (loss) income in competitive analysis by benchmarking to competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.
Management has determined that Morgan Frank, Chief Executive Officer, is the CODM.

The following table sets forth the condensed consolidated statements of comprehensive (loss) income used by the CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025 (As Restated)	2026	2025 (As Restated)
Revenue	$9,739	$10,054	$19,358	$19,387
Cost of Revenues	2,315	2,206	4,502	4,164
Gross Margin	7,424	7,848	14,856	15,223
Operating Expenses:
General and administrative	4,902	4,368	10,152	9,211
Selling and marketing	1,923	1,674	4,322	3,205
Research and development	628	194	1,289	402
Depreciation and amortization	251	174	497	366
Operating (Loss) Income	(280)	1,438	(1,404)	2,039
Total Other Expense, net	(396)	(887)	(711)	(7,606)
Net (Loss) Income Before Income Taxes	(676)	551	(2,115)	(5,567)

Income tax expense	6	-	6	-
Net (Loss) Income	$(682)	$551	$(2,121)	$(5,567)
17.        Income Taxes
At June 30, 2026, and December 31, 2025, the Company maintained a valuation allowance on the overall net deferred tax asset, as it was deemed more likely than not the net deferred tax asset will not be realized. At each reporting period, the Company evaluates the realizability of its deferred tax assets based on all available evidence. Any future release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net (loss) income.

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
Executive Summary
Revenue for the three months ended June 30, 2026 totaled $9.7 million, a decrease of approximately 3% compared to $10.1 million for the same period in 2025. Revenue for the six months ended June 30, 2026 totaled $19.4 million, approximately flat compared to $19.4 million for the same period in 2025.
Net loss for the three months ended June 30, 2026 was $0.7 million, compared to net income of $0.6 million for the same period in 2025. The change from net income to a net loss was primarily attributable to an operating loss of $0.3 million in the current-year period, compared to operating income of $1.4 million in the prior-year period, reflecting higher operating expenses during the current-year period, including increased headcount costs, stock-based compensation, and research and development that outpaced a modestly lower gross margin on reduced revenue. Total other expense, net improved to $0.4 million from $0.9 million, as significantly lower interest expense more than offset the non-recurrence of a $1.0 million gain from the change in fair value of derivative liabilities recognized in the prior-year period.
Net loss for the six months ended June 30, 2026 was $2.1 million, compared to a net loss of $5.6 million for the same period in 2025. The reduction in net loss was driven principally by items below operating income, including the non-recurrence of a $3.9 million loss from the change in fair value of derivative liabilities recognized in the prior-year period and a $2.8 million decrease in interest expense following our September 2025 debt refinancing. These improvements were partially offset by a decline in operating results: our operating loss for the six months ended June 30, 2026 was $1.4 million, compared to operating income of $2.0 million for the same period in 2025. The decline in operating results for the six months ended June 30, 2026 was primarily driven by higher operating expenses, including increased research and development, selling and marketing, and general and administrative spending, together with a slight decline in gross margin.

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
As presented in the U.S. GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measure excludes the impact of certain charges that contribute to our net (loss) income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Net (Loss) Income	$(682)	$551	$(2,121)	$(5,567)
Non-GAAP Adjustments:
Interest expense	518	1,939	1,064	3,848
Depreciation and amortization [1]	313	226	607	493
EBITDA	149	2,716	(450)	(1,226)

Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	-	(990)	-	3,911
Other non-cash or infrequent charges:
Stock-based compensation	1,572	1,132	3,143	2,116
State & local sales tax [2]	(532)	329	(194)	705
Sale of excess inventory	-	-	(220)	-
Adjusted EBITDA	$1,189	$3,188	$2,279	$5,506
1 Depreciation and amortization excludes amortization of right-of-use (ROU) leases. Prior period amounts have been retroactively revised to conform to this presentation. This change had no effect on previously reported GAAP results.
2 The charges represent a non-recurring state and local sales tax expense related to the restatement of prior period financial statements.

Results of Operations

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Revenue	$9,739	$10,054	$(315)	(3%)	$19,358	$19,387	$(29)	-%
Cost of revenues	2,315	2,206	109	5%	4,502	4,164	338	8%
Gross margin	7,424	7,848	(424)	(5%)	14,856	15,223	(367)	(2%)
Gross margin %	76%	78%			77%	79%
Operating expenses:
General and administrative	4,902	4,368	534	12%	10,152	9,211	941	10%
Selling and marketing	1,923	1,674	249	15%	4,322	3,205	1,117	35%
Research and development	628	194	434	224%	1,289	402	887	221%
Depreciation and amortization	251	174	77	44%	497	366	131	36%
Operating (loss) income	(280)	1,438	(1,718)	-119%	(1,404)	2,039	(3,443)	-169%
Other (expense) income	(396)	(887)	491	55%	(711)	(7,606)	6,895	91%
Net (Loss) Income Before Income Taxes	(676)	551	(1,227)	-223%	(2,115)	(5,567)	3,452	-62%
Income tax expense	6	-	6	100%	6	-	6	100%
Net (loss) income	$(682)	$551	$(1,233)	-224%	$(2,121)	$(5,567)	$3,446	62%
Revenue
Revenues for the three months ended June 30, 2026 were $9.7 million, compared to $10.1 million for the same period of 2025, a decrease of $0.3 million, or 3%. The decrease was primarily driven by a decline in UltraMIST® system revenue, which decreased to $2.3 million from $3.4 million, or approximately 34%, partially offset by growth in consumables revenue, which increased to $7.3 million from $6.5 million, or approximately 12%. The decrease in UltraMIST® system revenue for the three months ended June 30, 2026 compared to the same period in 2025, was primarily driven by a 29% decline in unit volume, reflecting weaker capital sales due to financial pressures in the industry as well as increased availability of used UltraMIST® systems in the market. UltraMIST® system revenue was also impacted by a 9% decrease in average selling price, primarily due to a higher reseller mix. The increase in consumables revenue for the three months ended June 30, 2026 compared to the same period in 2025, was primarily driven by a 27% increase in unit volume, reflecting strong consumable utilization across our active installed base. This consumable growth was partially offset by a 11% decrease in average selling price due to a higher mix of reseller sales.

Revenues for the six months ended June 30, 2026 were $19.4 million, approximately flat compared to $19.4 million for the same period of 2025. Consumables revenue increased to $14.0 million from $12.5 million, or approximately 11%, substantially offset by a decline in UltraMIST® system revenue to $5.2 million from $6.6 million, or approximately 22%. The decrease in UltraMIST® system revenue for the six months ended June 30, 2026 compared to the same period in 2025, was primarily driven by a 16% decline in unit volume, reflecting weaker capital sales due to financial pressures in the industry as well as increased availability of used UltraMIST® systems in the market. UltraMIST® system revenue was also impacted by an 8% decrease in average selling price, primarily due to a higher reseller mix. The increase in consumables revenue for the six months ended June 30, 2026, compared to the same period in 2025, was primarily driven by a 24% increase in unit volume, reflecting strong consumable utilization across our active installed base. This consumable growth was partially offset by an 8% decrease in average selling price due to a higher mix of reseller sales.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2026 was $2.3 million, compared to $2.2 million for the same period of 2025. Gross margin as a percentage of revenues was 76% for the three months ended June 30, 2026, compared to 78% for the same period in 2025. The decline in gross margin percentage was primarily driven by a shift in revenue mix toward consumables sales and away from higher-margin system sales, lower average sales prices due to a higher reseller mix, and an increase in personnel costs within cost of revenues for the three months ended June 30, 2026, compared to the same period in 2025.

Cost of revenues for the six months ended June 30, 2026 was $4.5 million, compared to $4.2 million for the same period of 2025. Gross margin as a percentage of revenues was 77% for the six months ended June 30, 2026, compared to 79% for the same period in 2025. The decline in gross margin percentage was primarily driven by a shift in revenue mix toward consumables sales and away from higher-margin system sales and lower average sales prices due to a higher reseller mix, combined with increased personnel costs within cost of revenues.
General and Administrative
General and administrative expenses for the three months ended June 30, 2026 were $4.9 million, compared to $4.4 million for the same period of 2025, an increase of $0.5 million, or 12%. The increase was primarily due to higher personnel costs of $0.5 million (including stock-based compensation), higher legal and professional fees of $0.6 million, and increased bad debt expense of $0.2 million, partially offset by a $0.9 million reduction in state and local sales tax accruals.

General and administrative expenses for the six months ended June 30, 2026 were $10.2 million, compared to $9.2 million for the same period of 2025, an increase of $0.9 million, or 10%. The increase was primarily due to higher personnel costs of $1.0 million (including stock-based compensation), higher legal and professional fees of $0.7 million, increased bad debt expense of $0.2 million, and increased software costs of $0.2 million, partially offset by a $0.9 million reduction in state and local sales tax accruals and lower public company costs of $0.3 million from initial Nasdaq listing fees in the six months ended June 30, 2025 that did not recur.
Selling and Marketing
Selling and marketing expenses for the three months ended June 30, 2026 were $1.9 million, compared to $1.7 million for the same period of 2025, an increase of $0.2 million, or 15%. The increase was primarily due to higher consulting costs of $0.2 million and increased travel costs of $0.1 million.

Selling and marketing expenses for the six months ended June 30, 2026 were $4.3 million, compared to $3.2 million for the same period of 2025, an increase of $1.1 million, or 35%. The increase was primarily due to higher consulting costs of $0.6 million, increased personnel costs of $0.5 million (primarily higher salary expense and stock-based compensation), and increased travel costs of $0.2 million, partially offset by lower sales commissions of $0.3 million.
Research and Development
Research and development expenses for the three months ended June 30, 2026 were $0.6 million, compared to $0.2 million for the same period of 2025, an increase of $0.4 million. The increase was primarily due to higher personnel costs of $0.3 million, including increased stock-based compensation of $0.1 million, and higher consulting costs of $0.1 million.
Research and development expenses for the six months ended June 30, 2026 were $1.3 million, compared to $0.4 million for the same period of 2025, an increase of $0.9 million. The increase was primarily due to higher personnel costs of $0.4 million, including increased stock-based compensation of $0.2 million, higher consulting costs of $0.4 million, and increased development project and software costs of $0.1 million.

Other (Expense) Income, net
Other (expense) income, net consists of the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%

Interest expense	$(518)	$(1,939)	$1,421	73%	$(1,064)	$(3,848)	$2,784	72%
Change in fair value of derivative liabilities	—	990	(990)	100%	—	(3,911)	3,911	100%
Other expense	(77)	(27)	(50)	(185%)	(137)	(28)	(109)	(389%)
Other income	199	89	110	124%	490	181	309	171%
Total Other Expense, net	$(396)	$(887)	$491	55%	$(711)	$(7,606)	$6,895	91%
Total Other Expense, net was $0.4 million for the three months ended June 30, 2026, compared to $0.9 million for the same period of 2025, a decrease in net expense of $0.5 million. The decrease was primarily driven by a $1.4 million reduction in interest expense, partially offset by the non-recurrence of a $1.0 million gain from the change in fair value of derivative liabilities recognized in the prior-year period. The change in fair value of derivative liabilities relates to the valuation of warrants previously issued by the Company.

Total Other Expense, net was $0.7 million for the six months ended June 30, 2026, compared to $7.6 million for the same period of 2025, a decrease in net expense of $6.9 million. The decrease was primarily driven by the non-recurrence of a $3.9 million loss from the change in fair value of derivative liabilities recognized in the prior-year period, and a $2.8 million reduction in interest expense, reflecting the September 2025 refinancing of our senior secured debt. The change in fair value of derivative liabilities relates to the valuation of warrants previously issued by the Company.
Liquidity and Capital Resources
From inception through the year ended December 31, 2024, we incurred losses from operations each year, before achieving net income for the year ended December 31, 2025. As of June 30, 2026, we had an accumulated deficit of $244.8 million.
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

As of June 30, 2026, we had cash and cash equivalents of $9.4 million, $18.7 million outstanding under our Term Loan, and $0.7 million drawn under our Revolver. We were in compliance with all financial and other covenants under the JPM Credit Agreement as of June 30, 2026.

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

The following table presents summarized cash flow information:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows provided by (used in) operating activities	$822	$(524)
Cash flows (used in) investing activities	$(606)	$(1,321)
Cash flows (used in) provided by financing activities	$(2,798)	$104
Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2026 totaled $0.8 million. This primarily reflected non-cash charges, including $3.1 million of stock-based compensation expense, $0.6 million of depreciation and amortization, $0.4 million of provision for credit losses, and $0.1 million of amortization of debt issuance costs and debt discounts, partially offset by a net loss of $2.1 million and a $1.4 million use of cash from changes in operating assets and liabilities. The change in operating assets and liabilities was driven primarily by increases in inventory and accounts receivable to support our operations.

Cash used in operating activities for the six months ended June 30, 2025 totaled $0.5 million. This primarily reflected a net loss of $5.6 million, partially offset by non-cash charges of $3.9 million related to the change in fair value of derivative liabilities, $2.1 million of stock-based compensation expense, and $1.1 million related to amortization of debt issuance costs and debt discounts.
Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 totaled $0.6 million, consisting primarily of $0.4 million of purchases of property and equipment, including leasehold improvements at our headquarters, and $0.2 million of investment in capitalized software development.

Cash used in investing activities for the six months ended June 30, 2025 totaled $1.3 million, and consisted entirely of purchases of property and equipment of $1.3 million, of which $0.9 million was related to leasehold improvements at our new headquarters.
Cash Flows from Financing Activities

Cash used in financing activities for the six months ended June 30, 2026 totaled $2.8 million, consisting primarily of $2.9 million in scheduled quarterly principal payments on the Term Loan under the JPM Credit Agreement, partially offset by $0.1 million in proceeds from stock option exercises. The increase in financing cash outflows reflects the transition from our prior non-amortizing Senior Secured Debt to the Term Loan, which requires quarterly principal payments that commenced on December 31, 2025.

Cash provided by financing activities for the six months ended June 30, 2025 totaled $0.1 million, consisting of proceeds from stock option exercises, partially offset by payments on principal of finance leases.
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
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2026.
As of December 31, 2025, the Company identified the following material weaknesses which continue to exist as of June 30, 2026:

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

As a result of these material weaknesses, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2026. Management continues to evaluate and implement remediation measures designed to address these material weaknesses and strengthen the Company’s internal control environment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in “Remediation Plan” above.
PART II — OTHER INFORMATION
Item 1.          LEGAL PROCEEDINGS
For information regarding legal proceedings at June 30, 2026, see Note 15 to the condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A.       RISK FACTORS

There have been no material changes from our risk factors as previously reported in Part I, Item 1A “Risk Factors” in our 2025 Annual Report.
Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 1, 2026, the Company issued 4,000 shares of common stock to Big Vision Ventures LLC as compensation for its service as a consultant to the Company. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
Item 3.          DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.          MINE SAFETY DISCLOSURES
Not applicable.
Item 5.          OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

SANUWAVE HEALTH, INC.

Dated: August 6, 2026	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Peter Sorensen
Peter Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)