Form 10-Q
period 2026-09-30
SANUWAVE Health, Inc.
filed 2026-11-10
CIK 1417663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 5, 2026, there were issued and outstanding 8,602,309 shares of the registrant’s common stock, $0.001 par value per share.

SANUWAVE Health, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q of SANUWAVE Health, Inc. and its subsidiaries (“Sanuwave,” the “Company,” “we,” “us,” and “our”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this Quarterly Report on Form 10-Q, including those made by the management of the Company, other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements regarding: results of operations, liquidity, and operations, including our belief that our current cash position, anticipated cash flows from operations, and availability under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, and debt service obligations; our ability to comply with the financial and other covenants under our credit agreement with JPMorgan Chase Bank, N.A.; restrictions and new regulations on our operations and processes, including the execution of clinical trials; the Company’s future financial results, operating results, and projected costs; market acceptance of and demand for Ultramist®; the estimated size of the wound care market; success of future business development and acquisition activities; management’s plans and objectives for future operations; industry trends; regulatory actions that could adversely affect the price of or demand for our approved products; our intellectual property portfolio; our business, marketing and manufacturing capacity and strategy; estimates regarding our capital requirements, the anticipated timing of the need for additional funds, and our expectations regarding future capital-raising transactions, including through investments by strategic partners for market opportunities, which may include strategic partnerships or licensing agreements, or raising capital through the issuances of securities; the resolution of our historical state and local sales and use tax obligations, including the timing and outcome of voluntary disclosure agreements with taxing authorities and the adequacy of our estimated liabilities for related taxes, interest, and penalties; product liability claims; economic conditions that could adversely affect the level of demand for or the cost of our products; timing of clinical studies and any eventual United States ("U.S.") Food and Drug Administration ("FDA") approval of new products and new uses of our current products; financial markets; the competitive environment; supplier and customer disputes; and our plans to remediate our material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including, without limitation, anticipated reimbursement levels from the Centers for Medicare & Medicaid Services for skin substitutes, allografts, or other advanced wound care products, and their effect on customer behavior and capital budgets; the financial distress, closure, or liquidation of wound care practices and the resulting impact on demand for our systems; the emergence and growth of a secondary market for used Ultramist® systems and the cannibalizing effect of such resales on sales of new systems; our ability to qualify, train, and support new users acquiring systems through the secondary market, and the related regulatory, quality, and product-liability considerations; our ability to sustain applicator and consumable volumes and convert system placements into recurring consumable revenue; risks associated with regulatory oversight; our ability to regain and maintain compliance with the Nasdaq listing requirements; our ability to manage our capital resources; competition; and the other factors discussed in the reports we file with the Securities and Exchange Commission (the “SEC”), specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 26, 2026. Other risks and uncertainties are and will be disclosed in the Company’s subsequent SEC filings, including this Quarterly Report on Form 10-Q.
These and many other factors could affect the Company’s future financial condition and operating results and cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf. Except to the extent required by law, the Company does not undertake, and expressly disclaims, any duty or obligation to revise or update any forward-looking statements whether as a result of new information, future events, changes in assumptions or otherwise.
Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” are to the consolidated business of the Company.

PART I -- FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$6,569	$11,959
Accounts receivable, net of allowance of $1,489 and $1,265, respectively	4,965	5,422
Inventory	6,724	5,934
Prepaid expenses and other current assets	1,002	1,312
Secured revolving credit facility debt issuance costs, net	39	-
Total Current Assets	19,299	24,627
Non-Current Assets:
Property and equipment, net	2,351	1,972
Right of use assets, net	913	390
Intangible assets, net	2,698	3,026
Goodwill	7,260	7,260
Secured revolving credit facility debt issuance costs, net	-	68
Total Non-Current Assets	13,222	12,716

Total Assets	$32,521	$37,343
LIABILITIES
Current Liabilities:
Current portion of secured term loan, net of debt issuance costs	$5,660	$5,638
Accounts payable	3,150	3,251
Accrued expenses	5,877	8,382
Secured revolving credit facility	655	-
Current portion of operating lease liabilities	9	157
Current portion of contract liabilities	606	388
Note payable - insurance premium financing	420	-
Accrued interest	10	24
Other	7	7
Total Current Liabilities	16,394	17,847
Non-Current Liabilities:
Secured term loan, net of current portion and debt issuance costs	11,419	15,667
Secured revolving credit facility	-	655
Operating lease liabilities, less current portion	1,444	854
Contract liabilities, less current portion	414	701
Total Non-Current Liabilities	13,277	17,877
Total Liabilities	$29,671	$35,724

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY

Preferred Stock, par value $0.001, 5,000,000 shares authorized; 6,175 shares Series A, 293 shares Series B, 90 shares Series C and 8 shares Series D designated, respectively; no shares issued and outstanding at September 30, 2026 and December 31, 2025	$-	$-
Common stock, par value $0.001, 2,500,000,000 shares authorized; 8,602,309 and 8,588,876 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	249,053	244,285
Accumulated deficit	(246,222)	(242,685)
Accumulated other comprehensive income	10	10
Total Stockholders’ Equity	2,850	1,619
Total Liabilities and Stockholders’ Equity	$32,521	$37,343
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025 (As Restated)	2026	2025 (As Restated)
Revenue	$8,579	$11,270	$27,937	$30,657
Cost of Revenues	1,950	2,526	6,452	6,690
Gross Margin	6,629	8,744	21,485	23,967

Operating Expenses:
General and administrative	5,133	5,193	15,285	14,404
Selling and marketing	1,868	2,081	6,190	5,286
Research and development	426	345	1,715	747
Depreciation and amortization	274	222	771	588
Total Operating Expenses	7,701	7,841	23,961	21,025

Operating (Loss) Income	(1,072)	903	(2,476)	2,942

Other (Expense) Income:
Interest expense	(276)	(1,795)	(1,340)	(5,643)
Loss on extinguishment of debt	-	(477)	-	(477)
Change in fair value of derivative liabilities	-	6,097	-	2,186
Loss on impairment of assets	-	(196)	(12)	(196)
Other expense	-	(14)	(125)	(42)
Other income (See Note 14)	(5)	5,170	485	5,351
Total Other (Expense) Income, net	(281)	8,785	(992)	1,179

Net (Loss) Income Before Income Taxes	(1,353)	9,688	(3,468)	4,121

Income tax expense	63	-	69	-

Net (Loss) Income	$(1,416)	$9,688	$(3,537)	$4,121

Total Comprehensive (Loss) Income	$(1,416)	$9,688	$(3,537)	$4,121

(Loss) Earnings per Share:
Basic	$(0.16)	$1.13	$(0.41)	$0.48
Diluted	$(0.16)	$0.39	$(0.41)	$0.21
Weighted average shares outstanding
Basic	8,602,309	8,571,111	8,598,202	8,560,174
Diluted	8,602,309	9,140,668	8,598,202	9,178,144
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share data)

Three Months Ended September 30, 2026
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of June 30, 2026	8,602,309	$9	$247,574	$(244,806)	$10	$2,787
Stock-based compensation	-	-	1,377	-	-	1,377
Shares granted in lieu of board of director fees	-	-	103	-	-	103
Net loss	-	-	-	(1,416)	-	(1,416)

Balances as of September 30, 2026	8,602,309	$9	$249,053	$(246,222)	$10	$2,850

Three Months Ended September 30, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of June 30, 2025 (As Restated)	8,568,005	$9	$241,248	$(260,066)	$10	$(18,799)
Stock-based compensation	-	-	1,397	-	-	1,397
Stock options exercised	8,159	-	122	-	-	122
Net income (As Restated)	-	-	-	9,688	-	9,688

Balances as of September 30, 2025 (As Restated)	8,576,164	$9	$242,767	$(250,378)	$10	$(7,592)
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
(In thousands, except share data)

Nine Months Ended September 30, 2026
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2025	8,588,876	$9	$244,285	$(242,685)	$10	$1,619
Stock-based compensation		-	4,219	-	-	4,219
Stock options exercised	5,433	-	77	-	-	77
Shares issued for services rendered	8,000	-	164	-	-	164
Shares granted in lieu of board of director fees	-	-	308	-	-	308
Net loss	-	-	-	(3,537)	-	(3,537)

Balances as of September 30, 2026	8,602,309	$9	$249,053	$(246,222)	$10	$2,850

Nine Months Ended September 30, 2025
	Common Stock
	Number of Shares Issued and Outstanding	Par Value	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balances as of December 31, 2024 (As Restated)	8,543,686	$9	$238,685	$(254,499)	$10	$(15,795)
Stock-based compensation	4,787	-	3,630	-	-	3,630
Stock options exercised	25,167	-	375	-	-	$375
Shares granted in lieu of board of director fees	2,524	-	77	-	-	77
Net income (As Restated)	-	-	-	4,121	-	4,121

Balances as of September 30, 2025 (As Restated)	8,576,164	$9	$242,767	$(250,378)	$10	$(7,592)
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025 (As Restated)
Cash Flows - Operating Activities:
Net (loss) income	$(3,537)	$4,121
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Stock-based compensation	4,622	3,513
Depreciation and amortization	948	634
Amortization of right-of-use assets	95	268
Provision for credit losses	664	112
Amortization of debt issuance and debt discounts	116	1,416
Write-off of inventory	69	-
Loss on disposal and impairment of assets	18	210
Loss on extinguishment of debt	-	477
Change in fair value of derivative liabilities	-	(2,186)
Gain on sale of patents	-	(5,000)
Gain on lease modification	-	(7)
Proceeds from tenant improvement funds	-	586
Changes in operating assets and liabilities
Accounts receivable	(206)	(1,387)
Inventory	(859)	(2,665)
Prepaid expenses and other assets	815	(1,009)
Accounts payable	(77)	264
Accrued expenses and contract liabilities	(2,519)	1,289
Operating leases	(178)	(79)
Net Cash Flows (Used in) Provided by Operating Activities	(29)	557

Cash Flows - Investing Activities:
Purchase of property and equipment	(593)	(1,846)
Investment in software development	(218)	-
Proceeds from sale of patents	-	5,000
Net Cash Flows (Used in) Provided by Investing Activities	(811)	3,154

Cash Flows - Financing Activities:
Repayment of principal secured term loan	(4,313)	-
Repayment of insurance premium financing note payable	(315)	-
Proceeds from exercises of stock options	77	359
Payment of note payable	-	(27,747)
Proceeds from secured term loan	-	23,000
Proceeds from secured revolving credit facility	-	655
Payment of debt issuance costs	-	(371)
Payments of principal on finance lease and extinguishment of lease liability	-	(242)
Net Cash Flows Used in Financing Activities	(4,550)	(4,346)

Net Change in Cash During Period	(5,390)	(635)

Cash at Beginning of Period	11,959	10,237
Cash at End of Period	$6,569	$9,602

Supplemental Information:
Cash paid for interest	$1,511	$3,291
Cash paid for taxes	$87	$-

Non-cash Investing and Financing Activities:
Stock options granted in lieu of cash bonus	69	117
Right-of-use assets obtained in exchange for lease liabilities	619	430
Insurance premiums financed through note payable	466	-
Transfer of deposits to property and equipment	192	-
Purchases of property and equipment in accounts payable and accrued liabilities	59	-
Capitalize interest into senior secured debt	-	549
Shares granted in lieu of board of director fees	-	77
Lease liabilities reduced upon lease modification	-	99
RSUs granted in exchange for services	-	10
The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

SANUWAVE HEALTH, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
The financial information as of September 30, 2026, and for the three and nine months ended September 30, 2026, and 2025 is unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026.
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
2.        Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, the Company engaged a specialist to conduct a sales and use tax nexus study. Management concluded that the Company had a historical state sales and use tax liability related to prior periods. The Company is required and subject to collect and remit sales and use tax in state and local jurisdictions where it has economic or physical nexus. During the year ended December 31, 2025, the Company determined that a sales tax liability existed and estimated a liability for sales transactions processed in jurisdictions where it had not previously reported.

The liability includes an estimate for each state, to account for any penalties and interest that are due on the base tax amount owed. The error resulted in an understatement of accrued expenses for state and local sales tax, including related interest and penalties, in the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025. As a result of correcting this liability, general and administrative expenses and interest expense were increased in the affected periods, resulting in a one-time, non-recurring increase in reported expenses for the three and nine months ended September 30, 2025. As part of its remediation of the underlying sales tax obligations, the Company has entered into voluntary disclosure agreements ("VDAs") with numerous jurisdictions and has begun remitting payments required thereunder. The Company is currently awaiting responses from the remaining jurisdictions and expects to finalize the remediation process upon receipt thereof.

In addition to the errors related to sales tax liabilities, the Company identified that revenue was overstated and current portion of contract liabilities and contract liabilities, less current portion were understated related to extended warranties for the three and nine months ended September 30, 2025. The errors related to the Company's accounting for extended warranty contracts sold at a discount in conjunction with its products. When extended warranties were sold at a discounted price, the Company did not allocate the discount proportionally across all performance obligations in the contract in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers.

Specifically, ASC 606 requires that a discount present in a contract be allocated proportionally across all performance obligations based on their relative standalone selling prices, unless specific criteria are met to allocate the discount entirely to one or more performance obligations. The Company incorrectly absorbed the entire discount within the extended warranty performance obligation rather than allocating a proportionate share of the discount to the other performance obligations in the contract. This caused the transaction price allocated to the extended warranty to be understated and the transaction price allocated to the other performance obligations to be overstated, resulting in revenue being recognized on the other performance obligations in excess of the amounts that should have been allocated to them. Consequently, revenue was overstated and contract liabilities associated with the extended warranty were understated for the three and nine months ended September 30, 2025.

The restatement was previously disclosed in the 2025 Annual Report.

Restated 2025 Quarterly Financial Information (Unaudited) - Reconciliation Table

The following table presents the impact of the restatement on the Company’s previously issued Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025.

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

A description of the restatement adjustments in the condensed consolidated statements of comprehensive income (loss) is as follows:

(i) The $181 thousand decrease for the three months ended September 30, 2025, and the $0.3 million decrease for the nine months ended September 30, 2025, are related to the adjustment to revenue associated with extended warranties.

(ii) The $0.4 million increase for the three months ended September 30, 2025, and the $1.1 million increase for the nine months ended September 30, 2025, are related to the adjustment for estimated state and local sales tax expense and for the related penalties on outstanding sales tax balances.

(iii) The $73 thousand increase for the three months ended September 30, 2025, and the $195 thousand increase for the nine months ended September 30, 2025, are related to the adjustment for estimated interest on outstanding state and local sales tax balances.

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
Software Development Costs
The Company accounts for internal-use software costs in accordance with ASC Topic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, as amended by Accounting Standards Update ("ASU") No. 2025-06, which the Company early adopted prospectively effective January 1, 2026.
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
Capitalized internal-use software costs are recorded as intangible assets at cost and amortized on a straight-line basis over the estimated useful life of the software, which the Company has estimated to be three to five years, beginning when the software was substantially complete and ready for its intended use. The Company reviews capitalized software for impairment in accordance with its policy for long-lived assets.
As of September 30, 2026, the Company had capitalized $218 thousand in internal-use software costs related to software that was substantially complete and ready for its intended use during the quarter. Accordingly, amortization expense of $18 thousand has been recorded during each of the three and nine months ended September 30, 2026.
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

Leases are classified as either operating or finance leases at the commencement date. The Company did not have any finance leases as of September 30, 2026, or December 31, 2025. Operating lease ROU assets and liabilities are presented separately on the condensed consolidated balance sheets.
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
Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other short-term obligations, including the insurance financing note payable, approximate their fair values because of the short-term maturities of these instruments. The secured term loan and secured revolving credit facility under the JPM Credit Agreement (as defined in Note 8) bear interest at variable rates that reset periodically based on market rates. Accordingly, the carrying amounts of these borrowings, excluding unamortized debt issuance costs, approximate their fair values, which are classified within Level 2 of the fair value hierarchy.
Contract Liabilities
Contract liabilities consist of deferred revenue for separately priced extended warranties and customer deposits received in advance of shipment. Because the extended multi-year warranty represents a separate performance obligation, the transaction price allocated to it is deferred and recognized as revenue ratably over the warranty term, which begins after the one-year standard warranty expires. Customer deposits are recognized as revenue when control of the related products transfers to the customers, which is generally upon shipment.
New accounting pronouncements
ASU 2024-03, Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this standard will have on the financial statement disclosures.
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
ASU 2023-09, Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU primarily requires disaggregated annual information about a company's effective tax rate reconciliation and income taxes paid. The Company adopted this ASU prospectively beginning with fiscal year 2025. Prior period disclosures have not been restated to conform to the current year period presentation.

4.       Allowance for Credit Losses
The rollforward of the allowance for credit losses is as follows:

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Allowance for credit losses, December 31	$1,265	$1,147
Provision for credit losses	664	153
Write-offs	(440)	(41)
Allowance for credit losses, September 30	$1,489	$1,259
5.      Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Finished goods	$6,781	$6,012
Parts and accessories	147	135
Inventory reserve	(204)	(213)
Total Inventory	$6,724	$5,934
6.        Property and Equipment
Depreciation expense related to property and equipment for the three months ended September 30, 2026 and 2025 was $147 thousand and $88 thousand, respectively. Depreciation expense related to property and equipment for the nine months ended September 30, 2026 and 2025 was $402 thousand and $229 thousand, respectively.
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
Lease expense - For the three and nine months ended September 30, 2026, the Company recognized lease expense of $66 thousand and $176 thousand, respectively, related to this operating lease. For the three and nine months ended September 30, 2025, the Company recognized lease expense of $37 thousand and $86 thousand, respectively, related to this operating lease. These expenses are included in general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income.
As of September 30, 2026, the maturities of the Company’s operating leases, which have initial or remaining lease terms more than one year, consist of the following:

(in thousands)	Operating Leases

2026 remaining	$105
2027	112
2028	441
2029	456
2030	472
Thereafter	159
Total lease payments	1,745

Imputed interest	(292)

Present value of lease liabilities	$1,453

The weighted-average remaining lease term of operating leases at September 30, 2026, is 4.6 years.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
8.        Debt
The following table summarizes outstanding debt at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(in thousands)	Principal	Debt Issuance Costs	Carrying Value	Principal	Debt Discount	Carrying Value
Secured term loan	$17,250	$(171)	$17,079	$21,562	$(257)	$21,305
Secured revolving credit facility	$655	$(39)	$616	$655	$(68)	$587
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
As of September 30, 2026, the weighted average interest rate on the Company's outstanding borrowings under the Revolver was 7.4%.
Debt issuance costs incurred in connection with obtaining new debt facilities are capitalized and amortized over the term of the related debt. For the Term Loan, these costs are presented as a direct reduction of the carrying amount of the debt. For the Revolver, such costs are presented as an asset. Amortization of debt issuance costs is included in interest expense in the condensed consolidated statements of comprehensive (loss) income.
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

As of September 30, 2026, the Company was not in compliance with the fixed charge coverage ratio covenant under the JPM Credit Agreement. On October 28, 2026, the Company entered into Amendment No. 1 to Credit Agreement and Waiver (the “Amendment”) to the JPM Credit Agreement, pursuant to which (i) the lenders waived any default or event of default that has arisen or may arise from the fixed charge coverage ratio for the twelve-month period ending September 30, 2026 being below the level required by the JPM Credit Agreement, (ii) the lenders under the JPM Credit Agreement are now required to provide written consent for any Permitted Acquisition (as defined in the JPM Credit Agreement) or the use of any Restricted Payments (as defined in the JPM Credit Agreement) to repurchase the Company’s outstanding equity, subject to certain exceptions set forth in the Amendment, and (iii) the amount of permitted other secured indebtedness and the amount of permitted subsidiary investments were each lowered from $500 thousand to $250 thousand.

Based on the Company’s forecast, management believes it is probable that the Company will be in compliance with the covenants under the JPM Credit Agreement at each measurement date over the next twelve months. Accordingly, amounts outstanding under the JPM Credit Agreement continue to be classified based on their contractual maturities, with scheduled principal payments due within one year classified as current. The Company’s ability to comply with the fixed charge coverage ratio covenant at future measurement dates depends on achieving its forecasted operating results and cash flows, which are subject to uncertainties. If the Company does not comply with the fixed charge coverage ratio or other covenants at a future measurement date and is unable to obtain a waiver or amendment from the lenders, an event of default would occur, which would permit the lenders to declare all amounts outstanding under the JPM Credit Agreement immediately due and payable and to terminate their commitments under the Revolver.

Collateral and Security - The Company’s obligations under the JPM Credit Agreement are secured by a first-priority lien on substantially all of the Company’s tangible and intangible assets, including the Company’s equity interests in subsidiaries.

Maturity Analysis - Future principal payments on the Term Loan and Revolver are due as follows:

(in thousands)	Term Loan	Revolver

2026 (remaining)	1,438	-
2027	5,750	655
2028	5,750	-
2029	4,312	-

Total Principal Payments	$17,250	$655

Unamortized Debt Issuance Costs [1]	(171)	-

Balance Sheet Carrying Amount	$17,079	$655

Balance sheet classification:
Current maturities of the Term Loan and Revolver	$5,750	$655
Debt issuance costs, current portion [2]	(90)	-
Current portion, net of debt issuance costs	$5,660	$655

Non-current principal	$11,500	$-
Non-current debt issuance costs	(81)	-
Long-term debt, net of current maturities	$11,419	$-

1 Debt issuance costs associated with the Revolver of $39 thousand are presented as a current asset on the condensed consolidated balance sheets, rather than as a reduction to the Revolver liability, in accordance with the Company's accounting policy. As a result, the carrying value of the Revolver in the table above equals its outstanding principal balance.
2 Represents the portion of debt issuance costs being amortized against the current year's principal payments.
Insurance Financing Note Payable - On August 13, 2026, the Company entered into a short-term note payable with a premium finance company with a principal amount of $466 thousand, bearing interest at a rate of 6.54% per annum, to finance various insurance policies. The note required a down payment of $48 thousand. Principal and interest payments related to this note began on September 12, 2026 and are being paid in 10 equal monthly payments of $48 thousand, with the final payment due on June 12, 2027. As of September 30, 2026, the Company’s insurance financing note payable balance was $420 thousand.
The premiums paid by the premium finance company on the Company’s behalf are presented as a noncash financing activity, and principal repayments are presented as financing activities, in the condensed consolidated statements of cash flows.

9.        Accounts Payable and Accrued Expenses
Accounts payable consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Trade Accounts Payable	3,129	3,219
Other	21	32
Total Accounts Payable	$3,150	$3,251
Accrued expenses consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Registration penalties	$1,583	$1,583
State & Local Sales Tax	1,810	3,885
State & Local Sales Tax Penalties	110	571
State & Local Sales Tax Interest	198	464
Board of directors fees	172	172
Employee compensation	1,034	1,220
Other	970	487
Total Accrued Expenses	$5,877	$8,382
The state and local sales tax, penalty, and interest balances relate primarily to the Company’s VDAs with various state taxing authorities. The Company previously identified that it had not collected and remitted sales and use taxes in certain jurisdictions where it had established nexus. In prior periods, the Company recorded an estimated liability for the unpaid taxes, interest, and penalties. During the nine months ended September 30, 2026, the Company initiated VDAs with certain taxing authorities to remediate the noncompliance.
The following table presents the activity in the Company’s accrued sales and use tax liability for the nine months ended September 30, 2026:

(in thousands)	Tax	Interest	Penalty	Total
Balance at December 31, 2025	$3,885	$464	$571	$4,920
Additional estimated obligations[1]	426	202	50	678
Cash payments[2]	(2,320)	(344)	(1)	(2,665)
VDA settlement adjustments, net[3]	(339)	(124)	(510)	(973)
Unsettled VDA balances at September 30, 2026	1,652	198	110	1,960
State & Local Sales Tax - Ordinary Course[4]	158	-	-	158
Balance at September 30, 2026	$1,810	$198	$110	$2,118
1 Represents jurisdictions in which VDAs are not finalized.
2 Represents jurisdictions in which VDAs have been finalized and paid.
3 Represents jurisdictions in which VDAs have been finalized but not yet paid.
4 Represents sales tax collected from customers in the ordinary course of business in jurisdictions where the Company is registered, separate from the estimated VDA liability discussed above, which had not yet been remitted to the applicable taxing authorities as of September 30, 2026.
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

The condensed consolidated statements of comprehensive (loss) income impact of sales and use tax related activity for the periods presented is as follows:

(in thousands)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Sales tax benefit (expense), net	$1	$(197)
Penalty benefit, net	63	455
Interest benefit (expense), net	92	(84)
Total Income Statement Impact	$156	$174
Sales tax benefit (expense) and penalty benefit are classified within general and administrative. Interest expense is classified within interest expense in the condensed consolidated statements of comprehensive (loss) income. For fiscal year 2025 activity, refer to Note 2.
10.        Revenue
The disaggregation of revenue is based on type. The following table presents revenue from contracts with customers:

(in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025 (As Restated)
Consumables, parts, and accessories revenue	$7,153	$6,785
System revenue[1]	1,263	4,391
Extended warranty[2]	111	43
License fees	-	5
Other	52	46
Total Revenue	$8,579	$11,270

(in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025 (As Restated)
Consumables, parts, and accessories revenue	$21,116	$19,326
System revenue[1]	6,429	11,034
Extended warranty[2]	249	123
License fees	-	20
Other	143	154
Total Revenue	$27,937	$30,657
1 System revenue includes sales of the Ultramist® system as well as refurbished wands and generators.
2 Extended warranty revenue recognized during the three and nine months ended September 30, 2026, represents the amortization of contract liabilities associated with extended warranty performance obligations sold in prior periods.

Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.0 million, which relates primarily to extended warranty contracts. Extended warranty coverage begins upon expiration of the one-year standard warranty, and revenue is recognized ratably over the extended warranty term. The Company expects to recognize this revenue as follows:

(in thousands)
2026 (remaining)	$139
2027	587
2028	272
2029	20
Total	$1,018
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
During the nine months ended September 30, 2026, the Company granted performance-based option awards to two employees which provide for the vesting of up to 8,500 shares of common stock. Vesting is contingent upon the achievement of specified performance conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition. The performance conditions include the achievement of (a) specific revenue recognized (6,000 shares) and (b) a specific operational milestone (2,500 shares).
During the fiscal year ended December 31, 2025, the Company granted performance-based option awards to three employees which provide for the vesting of up to 65,500 shares of common stock. Vesting is contingent upon the achievement of specified performance or market conditions, with 100% of the related shares vesting upon satisfaction of each applicable condition. During 2025, certain awards were forfeited due to employee termination and missed milestone deadlines, certain performance and market conditions were achieved and the related compensation expense was recognized, and certain market-based awards expired unachieved. As a result, options exercisable for 20,000 shares remain outstanding and unvested as of September 30, 2026 relating to performance-based option awards, all of which are subject to revenue and adjusted EBITDA performance conditions. Options exercisable for 10,000 shares remain outstanding and unvested as of September 30, 2026 relating to market conditions, which relates to the attainment of a defined stock price target.
As of September 30, 2026, the Company concluded that the performance conditions related to revenue, adjusted EBITDA, and operational milestones were not probable of achievement, and accordingly, no compensation expense was recognized for any performance-based awards.
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
The following table presents stock-based compensation expense recognized by the Company for the three and nine months ended September 30, 2026 and 2025. Total unrecognized compensation cost related to equity awards as of September 30,

2026 was $8.8 million and is expected to be recognized over a weighted average period of 1.78 years. The Company recognizes compensation expense on a straight-line basis over the requisite service period, net of actual forfeitures.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenues	$17	$14	$49	$32
General and administrative	1,073	1,182	3,220	2,889
Selling and marketing	256	192	933	557
Research and development	134	9	420	35
Total expense	$1,480	$1,397	$4,622	$3,513

The following table presents a summary of stock option award activity during the nine months ended September 30, 2026:

	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	1,372	$21.46	8.4	$13,351
Granted	391	20.12	7.1	-
Exercised	(5)	14.20	-	-
Forfeited	(121)	20.36	-	-
Outstanding, September 30, 2026	1,637	$21.25	7.6	$-
Exercisable, September 30, 2026	896	$19.32	7.0	$-

Valuation Information for Stock-Based Compensation

The fair value of each stock option award during the three and nine months ended September 30, 2026 was based on the closing price of the Company's common stock on the date of the grant. Expected volatility was based on 100% of the historical realized volatilities of peer companies. The risk-free interest rate was based on the implied yield for U.S. Treasury zero-coupon issue with the remaining term equal to the expected term. The expected holding period was calculated using the simplified method. No dividend was assumed as the Company does not pay regular dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company's policy is to recognize forfeitures as they occur.

The weighted average assumptions used in the Black-Scholes option pricing model in valuing stock options granted in the three and nine months ended September 30, 2026 are summarized in the table below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Fair value at grant date	$4.71	$20.12
Expected volatility	55%	56%
Risk-free interest rate	5%	4%
Expected holding period, in years	2.50	4.63
Dividend yield	0%	0%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025 (As Restated)	2026	2025 (As Restated)
Numerator:
Basic net (loss) income available to stockholders	$(1,416)	$9,688	$(3,537)	$4,121
Change in fair value of warrants	-	(6,097)	-	(2,186)
Diluted net (loss) income available to stockholders	$(1,416)	$3,591	$(3,537)	$1,935
Denominator:
Weighted average common shares outstanding - Basic	8,602	8,571	8,598	8,560
Dilutive effect of warrants	-	158	-	295
Dilutive effect of stock options	-	412	-	323
Dilutive effect of convertible promissory notes including interest	-	-	-	-
Weighted average common shares outstanding - Diluted	8,602	9,141	8,598	9,178
Net (loss) income per share:
Basic	$(0.16)	$1.13	$(0.41)	$0.48
Diluted	$(0.16)	$0.39	$(0.41)	$0.21
Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding that are nominally priced. To the extent that securities are “anti-dilutive,” they are excluded from the calculation of diluted net loss per share. As a result of the net loss for the three and nine months ended September 30, 2026, all potentially dilutive shares in such periods were anti-dilutive and therefore excluded from the computation of diluted net loss per share. As a result of the net income for the three and nine months ended September 30, 2025, all dilutive shares were included in the computation of diluted net income per share. Anti-dilutive equity securities consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Common stock options	1,637	84	1,637	112
Common stock purchase warrants	-	2	-	2
	1,637	86	1,637	114
13.        Concentration of Limited Suppliers
The Company currently purchases most of its product component materials from single suppliers and all of its finished product is assembled by a single supplier. The loss of any of these suppliers could result in a disruption in production. The percentages of purchases from major vendors of the Company that represented ten percent or more of total purchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Purchases:
Vendor A	14%	31%	17%	26%
Vendor C	16%	11%	17%	-%

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
On July 23, 2025, the licensee exercised the acquisition option. In connection with such exercise, the licensee and the Company executed a patent purchase agreement, and the licensee made a $5.0 million cash payment to Sanuwave, Inc. on August 21, 2025. At the time of the Patent License and through the licensee's exercise of the acquisition option, the Company did not have any amounts capitalized related to the underlying portfolio of patents, nor was any write-down of assets recorded upon executing the Patent License or acquisition option. Accordingly, the Company recognized a $5.0 million gain on sale of patents within other income (expense) on the consolidated statements of comprehensive (loss) income for the fiscal year ended December 31, 2025. The Company does not have any ongoing obligations associated with the Patent License. Additional proceeds may be provided to the Company under certain conditions of the agreement with the licensee.
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
The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies. The Company's chief operating decision maker (“CODM”) assesses performance for the reportable segment and decides how to allocate resources primarily based on net (loss) income that is also reported on the condensed consolidated statements of comprehensive (loss) income. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.
Net (loss) income is used to monitor budgeted versus actual results. The CODM also uses net (loss) income in competitive analysis by benchmarking to competitors. The competitive analysis along with the monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.
Management has determined that Morgan Frank, Chief Executive Officer, is the CODM.

The following table sets forth the condensed consolidated statements of comprehensive (loss) income used by the CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025 (As Restated)	2026	2025 (As Restated)
Revenue	$8,579	$11,270	$27,937	$30,657
Cost of Revenues	1,950	2,526	6,452	6,690
Gross Margin	6,629	8,744	21,485	23,967
Operating Expenses:
General and administrative	5,133	5,193	15,285	14,404
Selling and marketing	1,868	2,081	6,190	5,286
Research and development	426	345	1,715	747
Depreciation and amortization	274	222	771	588
Operating (Loss) Income	(1,072)	903	(2,476)	2,942
Total Other (Expense) Income, net	(281)	8,785	(992)	1,179
Net (Loss) Income Before Income Taxes	(1,353)	9,688	(3,468)	4,121

Income tax expense	63	-	69	-
Net (Loss) Income	$(1,416)	$9,688	$(3,537)	$4,121
17.        Income Taxes
At September 30, 2026, and December 31, 2025, the Company maintained a valuation allowance on the net deferred tax asset, as it was deemed more likely than not the net deferred tax asset will not be realized. At each reporting period, the Company evaluates the realizability of its deferred tax assets based on all available evidence. Any future release of the valuation allowance would result in a benefit to income tax expense for the period the release is recorded, which could have a material impact on net (loss) income.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report, and together with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as of and for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the SEC on March 26, 2026 (the “2025 Annual Report”).
Executive Summary
Revenue for the three months ended September 30, 2026, totaled $8.6 million, a decrease of 24%, as compared to $11.3 million for the same period of 2025. Revenue for the nine months ended September 30, 2026, totaled $27.9 million, a decrease of 9%, as compared to $30.7 million for the same period of 2025.
Net loss for the three months ended September 30, 2026, was $1.4 million, compared to net income of $9.7 million for the three months ended September 30, 2025. The change was primarily attributable to a $6.1 million non-cash gain on the change in fair value of derivative liabilities recognized in the prior-year period that did not recur in the current-year period, a one-time $5.0 million payment received in the prior-year period under the patent purchase agreement as described in Note 14 of our condensed consolidated financial statements, which also did not recur, and an operating loss of $1.1 million in the current-year period, compared to operating income of $0.9 million in the prior-year period. These changes were partially offset by a $1.5 million decrease in interest expense, from $1.8 million in the prior-year period to $0.3 million in the current-year period.
Net loss for the nine months ended September 30, 2026, was $3.5 million, compared to net income of $4.1 million for the nine months ended September 30, 2025. The change was primarily attributable to an operating loss of $2.5 million in the current-year period, compared to operating income of $2.9 million in the prior-year period, a one-time $5.0 million payment received in the prior-year period under the patent purchase agreement as described in Note 14 of our condensed consolidated financial statements that did not recur in the current-year period, and a $2.2 million non-cash gain on the change in fair value of derivative liabilities recognized in the prior-year period that also did not recur in the current-year period. These changes were partially offset by a $4.3 million decrease in interest expense, from $5.6 million in the prior-year period to $1.3 million in the current-year period.
Recent Developments
On September 23, 2026, Sanuwave Health, Inc., a Nevada corporation (the “Company”), received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that, for the last 30 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below $50,000,000, which is the minimum MVLS required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The Notice has no immediate effect on the listing of the Company’s common stock, which will continue to be traded on The Nasdaq Global Market, subject to our compliance with the other Nasdaq listing requirements.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we are provided a compliance period of 180 calendar days from the date of the Notice, or until March 22, 2027, to regain compliance with the minimum MVLS requirement. If, at any time during this compliance period, our MVLS closes at $50,000,000 or more for a minimum of 10 consecutive business days, Nasdaq will provide us written confirmation of compliance and this matter will be closed.

If we do not regain compliance with the minimum MVLS requirement before the expiration of the compliance period, we will receive written notification that its securities are subject to delisting. Alternatively, we may consider applying to transfer our securities to The Nasdaq Capital Market, provided that we satisfy the applicable continued listing requirements of The Nasdaq Capital Market. We intend to monitor our MVLS and consider available options to regain compliance with the applicable Nasdaq Listing Rules.
Non-GAAP Financial Measures
Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present certain financial measures that facilitate management's review of the operational performance of the Company and as a basis for strategic planning; however, such financial measures are not presented in our financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These financial measures are considered "non-GAAP financial measures" and are intended to supplement, and should not be considered as superior to, or a replacement for, financial measures presented in accordance with U.S. GAAP.
The Company uses Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA to assess its operating performance. Adjusted EBITDA is Earnings before Interest, Taxes, Depreciation and Amortization adjusted for the change in fair value of derivatives and any significant non-cash or non-recurring infrequent charges. EBITDA and Adjusted EBITDA should not be considered as alternatives to net (loss) income as a measure of financial performance or any other performance measure derived in accordance with U.S. GAAP, and they should not be construed as an inference that our future results will be unaffected by unusual or infrequent items. These non-GAAP financial measures are presented in a consistent manner for each period, unless otherwise disclosed. The Company uses these measures for the purpose of evaluating its historical and prospective financial performance, as well as its performance relative to competitors. These measures also help the Company to make operational and strategic decisions. The Company believes that providing this information to investors, in addition to U.S. GAAP measures, allows them to see the Company’s results through the eyes of management, and to better understand its historical and future financial performance. These non-GAAP financial measures are also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry, when considered alongside other U.S. GAAP measures.
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
•Do not reflect stock-based compensation, which is a recurring expense and an important part of our compensation strategy, income tax expense, or the cost of replacing assets being depreciated and amortized.

As presented in the U.S. GAAP to Non-GAAP Reconciliations section below, our non-GAAP financial measure excludes the impact of certain charges that contribute to our net (loss) income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Net (Loss) Income	$(1,416)	$9,688	$(3,537)	$4,121
Non-GAAP Adjustments:
Interest expense	276	1,795	1,340	5,643
Depreciation and amortization [1]	341	264	948	757
Income tax expense	63	—	69	—
EBITDA	(736)	11,747	(1,180)	10,521

Non-GAAP Adjustments for Adjusted EBITDA:
Change in fair value of derivative liabilities	-	(6,097)	-	(2,186)
Other non-cash or infrequent charges and gains:
Stock-based compensation	1,480	1,397	4,622	3,513
State & local sales tax [2]	(64)	383	(258)	1,088
Loss on extinguishment of debt	-	477	-	477
Loss on impairment of assets	-	196	12	196
Severance agreement and legal settlement	-	113	-	113
Gain on license and option agreement	-	(5,000)	-	(5,000)
Sale of excess inventory	18	-	(202)	-
Adjusted EBITDA	$698	$3,216	$2,994	$8,722
1 Depreciation and amortization excludes amortization of right-of-use (ROU) leases. Prior period amounts have been retroactively revised to conform to this presentation. This change had no effect on previously reported U.S. GAAP results.
2 The charges represent a non-recurring state and local sales tax (benefit) expense related to the restatement of prior period financial statements.

Results of Operations

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Revenue	$8,579	$11,270	$(2,691)	(24%)	$27,937	$30,657	$(2,720)	(9%)
Cost of revenues	1,950	2,526	(576)	(23%)	6,452	6,690	(238)	(4%)
Gross margin	6,629	8,744	(2,115)	(24%)	21,485	23,967	(2,482)	(10%)
Gross margin %	77%	78%			77%	78%
Operating expenses:
General and administrative	5,133	5,193	(60)	(1%)	15,285	14,404	881	6%
Selling and marketing	1,868	2,081	(213)	-10%	6,190	5,286	904	17%
Research and development	426	345	81	23%	1,715	747	968	130%
Depreciation and amortization	274	222	52	23%	771	588	183	31%
Operating (loss) income	(1,072)	903	(1,975)	-219%	(2,476)	2,942	(5,418)	-184%
Other (expense) income	(281)	8,785	(9,066)	-103%	(992)	1,179	(2,171)	-184%
Income tax expense	63	—	63	100%	69	—	69	100%
Net (loss) income	$(1,416)	$9,688	$(11,104)	-115%	$(3,537)	$4,121	$(7,658)	-186%
Revenue
Revenues for the three months ended September 30, 2026, were $8.6 million, compared to $11.3 million for the same period of 2025, a decrease of $2.7 million or 24%. The decrease was primarily driven by the decline in Ultramist® system revenue, which decreased to $1.2 million from $4.4 million, or approximately 73%, partially offset by growth in Ultramist® applicator revenue, which increased to $6.9 million from $6.8 million, or approximately 2%. The decrease in Ultramist® system revenue for the three months ended September 30, 2026, compared to the same period in 2025, was primarily driven by a 74% decline in unit volume, reflecting weaker capital sales due to financial pressures in the industry as well as increased availability of used Ultramist® systems in the market. Ultramist® system revenue was partially offset by a 5% increase in average selling price, primarily due to a lower reseller mix. The increase in Ultramist® applicator revenue for the three months ended September 30, 2026, compared to the same period in 2025, was primarily driven by a 15% increase in unit volume, reflecting strong Ultramist® applicator utilization across our active installed base. The Ultramist® applicator growth was partially offset by an 11% decrease in average selling price due to a higher mix of reseller sales.
Revenues for the nine months ended September 30, 2026, were $27.9 million, compared to $30.7 million for the same period of 2025, a decrease of $2.7 million or 9%. The decrease in net sales was primarily driven by a decline in Ultramist® system revenue, which decreased to $6.3 million from $11.0 million, or approximately 43%, partially offset by growth in Ultramist® applicator revenue, which increased to $20.9 million from $19.0 million, or approximately 10%. The decrease in Ultramist® system revenue for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily driven by a 40% decline in unit volume, reflecting weaker capital sales due to financial pressures in the industry as well as increased availability of used Ultramist® systems in the market. Ultramist® system revenue was also impacted by a 5% decrease in average selling price, primarily due to targeted pricing incentives to support system placements. The increase in Ultramist® applicator revenue for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily driven by a 21% increase in unit volume, reflecting strong Ultramist® applicator utilization across our active installed base. The Ultramist® applicator growth was partially offset by a 9% decrease in average selling price due to targeted pricing incentives to support Ultramist® applicator utilization.
Cost of Revenues
Cost of revenues for the three months ended September 30, 2026, was $2.0 million, compared to $2.5 million for the same period of 2025. Gross profit as a percentage of revenues was 77% for the three months ended September 30, 2026, compared to 78% for the same period in 2025. The slight decline in gross margin percentage was primarily driven by a shift in revenue mix toward applicator sales and away from higher-margin Ultramist® system sales, lower average selling price of Ultramist® applicators due to a higher reseller mix, and an increase in personnel costs within cost of revenues for the three months ended September 30, 2026, compared to the same period in 2025.
Cost of revenues for the nine months ended September 30, 2026, was $6.5 million, compared to $6.7 million for the same period of 2025. Gross profit as a percentage of revenues was 77% for the nine months ended September 30, 2026, compared to 78% for the same period in 2025. The decline in gross margin percentage was primarily driven by a shift in revenue mix toward Ultramist® applicator sales and away from higher-margin system sales, lower average selling price of Ultramist® applicators, and an increase in personnel costs within cost of revenues for the nine months ended September 30, 2026, compared to the same period in 2025.
General and Administrative
General and administrative expenses for the three months ended September 30, 2026, were $5.1 million as compared to $5.2 million for the same period of 2025, a decrease of $0.1 million, or 1%. The decrease was primarily due to lower state and local sales tax accruals of $0.4 million and personnel expenses (including stock-based compensation expense) of $0.1 million, partially offset by an increase of $0.3 million in bad debt expenses and $0.1 million in software expenses.
General and administrative expenses for the nine months ended September 30, 2026, were $15.3 million as compared to $14.4 million for the same period of 2025, an increase of $0.9 million, or 6%. The increase was primarily due to higher personnel expenses (including stock-based compensation expense) of $0.9 million, bad debt expenses of $0.5 million, audit expenses of $0.4 million, and software expenses of $0.4 million, partially offset by a decrease in state and local sales taxes accruals of $1.3 million.
Selling and Marketing
Selling and marketing expenses for the three months ended September 30, 2026, were $1.9 million as compared to $2.1 million for the same period of 2025, a decrease of $0.2 million, or 10%. The decrease was primarily due to a reduction of $0.3 million in personnel expenses (including stock-based compensation expense), partially offset by an increase of $0.1 million in travel expenses.
Selling and marketing expenses for the nine months ended September 30, 2026, were $6.2 million as compared to $5.3 million for the same period of 2025, an increase of $0.9 million, or 17%. The increase was primarily driven by higher consulting expenses of $0.6 million and travel expenses of $0.3 million.
Research and Development
Research and development expenses for the three months ended September 30, 2026 were $0.4 million compared to $0.3 million for the three months ended September 30, 2025, an increase of $0.1 million, or 23%. The increase was primarily driven by higher personnel expenses (including stock-based compensation expense) of $0.3 million, partially offset by a decrease in development expenses of $0.1 million and legal expenses of $0.1 million.
Research and development expenses for the nine months ended September 30, 2026 were $1.7 million compared to $0.7 million for the nine months ended September 30, 2025, an increase of $1.0 million, or 130%. The increase was primarily driven by higher personnel expenses (including stock-based compensation expense) of $0.7 million and development expenses of $0.4 million, partially offset by lower consulting expenses of $0.1 million.

Total Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%

Interest expense	$(276)	$(1,795)	$1,519	85%	$(1,340)	$(5,643)	$4,303	76%
Loss on extinguishment of debt	—	(477)	477	100%	—	(477)	477	100%
Change in fair value of derivative liabilities	—	6,097	(6,097)	(100%)	—	2,186	(2,186)	(100%)
Loss on impairment of assets	—	(196)	196	100%	(12)	(196)	184	94%
Other expense	—	(14)	14	100%	(125)	(42)	(83)	(198%)
Other income (See Note 14)	(5)	5,170	(5,175)	(100%)	485	5,351	(4,866)	(91%)
Total Other (Expense) Income	$(281)	$8,785	$(9,066)	(103%)	$(992)	$1,179	$(2,171)	(184%)
Total other income decreased by $9.1 million to other expense of $0.3 million for the three months ended September 30, 2026, as compared to other income of $8.8 million for the same period of 2025. The decrease was primarily driven by the change in fair value of derivative liabilities of $6.1 million and the change in other income of $5.2 million, partially offset by a decrease in interest expense of $1.5 million. The change in fair value of derivative liabilities relates to the valuation of warrants previously issued by the Company. Other income for the three months ended September 30, 2025 mainly consisted of the one-time payment of $5.0 million related to the patent purchase agreement as described in Note 14 of our condensed consolidated financial statements.
Total other income decreased by $2.2 million to other expense of $1.0 million for the nine months ended September 30, 2026, as compared to other income of $1.2 million for the same period of 2025. The decrease was primarily driven by the change in other income of $4.9 million and the change in fair value of derivative liabilities of $2.2 million, partially offset by lower interest expense of $4.3 million. Other income for the nine months ended September 30, 2025 mainly consisted of the one-time payment of $5.0 million related to the patent purchase agreement as described in Note 14 of our condensed consolidated financial statements. The change in fair value of derivative liabilities relates to the valuation of warrants previously issued by the Company.
Liquidity and Capital Resources
As of September 30, 2026, we had an accumulated deficit of $246.2 million. Historically, our operations have primarily been funded from the sale of capital stock, issuances of notes payable, and convertible debt securities. During the third quarter of 2025, we entered into the JPM Credit Agreement, which provided a $23.0 million Term Loan and a $5.0 million Revolver, the proceeds of which were used to repay and terminate the Prior Debt, as described in Note 8 to the condensed consolidated financial statements. The JPM Credit Agreement extended the maturity of our debt obligations and provided additional liquidity through the Revolver. Together with the positive cash flow from operations generated in 2025 and the $5.0 million received in connection with the patent purchase agreement described in Note 14 of the condensed consolidated financial statements, these actions strengthened our liquidity position and capital structure.

As of September 30, 2026, we had cash and cash equivalents of $6.6 million, $17.3 million outstanding under our Term Loan, and $0.7 million drawn under our Revolver. The Term Loan matures on September 25, 2029 and the Revolver matures on September 25, 2027.

Debt Covenants

The JPM Credit Agreement requires us to maintain a minimum fixed charge coverage ratio tested quarterly on a trailing twelve-month basis. As of September 30, 2026, we were not in compliance with the fixed charge coverage ratio covenant under the JPM Credit Agreement. On October 28, 2026, we entered into Amendment No. 1 to Credit Agreement and Waiver (the “Amendment”) to the JPM Credit Agreement, pursuant to which (i) the lenders waived any default or event of default that has arisen or may arise from the fixed charge coverage ratio for the twelve-month period ending September 30, 2026 being below the level required by the JPM Credit Agreement, (ii) the lenders under the JPM Credit Agreement are now required to provide written consent for any Permitted Acquisition (as defined in the JPM Credit Agreement) or the use of any Restricted Payments (as defined in the JPM Credit Agreement) to repurchase the Company’s outstanding equity, subject to certain exceptions set forth in the Amendment, and (iii) the amount of permitted other secured indebtedness and the amount of permitted subsidiary investments were each lowered from $500 thousand to $250 thousand.

Based on our forecast, we believe it is probable that we will be in compliance with the covenants under the JPM Credit Agreement at each measurement date over the next twelve months. Our ability to comply with the fixed charge coverage ratio covenant depends on achieving our forecasted operating results and cash flows, which are subject to uncertainties. There can be no assurance that we will remain in compliance or that, if necessary, we would be able to obtain a waiver or amendment from the lenders on acceptable terms, or at all. A failure to comply that is not waived would constitute an event of default under the JPM Credit Agreement, which would permit the lenders to declare all amounts outstanding immediately due and payable and to terminate their commitments under the Revolver, and would have a material adverse effect on our liquidity and financial condition.
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
The following table presents summarized cash flow information:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows (used in) provided by operating activities	$(29)	$557
Cash flows (used in) provided by investing activities	$(811)	$3,154
Cash flows used in financing activities	$(4,550)	$(4,346)
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2026 totaled $29 thousand and consisted primarily of net loss of $3.5 million and a $3.0 million use of cash from changes in operating assets and liabilities, partially offset by non-cash charges including $4.6 million of stock-based compensation expense, $0.9 million of depreciation and amortization, $0.7 million of provision for credit losses, $0.1 million of amortization of debt issuance costs and debt discounts, and $0.1 million of amortization of ROU assets. The change in operating assets and liabilities was driven primarily by cash used in accrued expenses and contract liabilities and increases in inventory to support our operations.
Cash provided by operating activities for the nine months ended September 30, 2025 totaled $0.6 million. This primarily reflects a net income of $4.1 million and non-cash charges including stock-based compensation expense of $3.5 million, amortization of debt issuances and debt discounts of $1.4 million, depreciation and amortization of $0.6 million, proceeds from tenant improvement funds of $0.6 million, loss on extinguishment of debt of $0.5 million, amortization of ROU assets of $0.3 million, loss on disposal and impairment of assets of $0.2 million, and provision for credit losses of $0.1 million, partially offset by gain on the sale of patents of $5.0 million, changes in operating assets and liabilities of $3.6 million, and change in the fair value of derivative liabilities of $2.2 million. Changes in operating assets and liabilities resulted in a net use of cash of $3.6 million, driven primarily by increases in inventory of $2.7 million, accounts receivable of $1.4 million, and prepaid expenses and other assets of $1.0 million, partially offset by increases in accrued expenses and contract liabilities of $1.3 million and accounts payable of $0.3 million.

Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2026 totaled $0.8 million and consisted primarily of $0.6 million of purchases of property and equipment, including leasehold improvements at our headquarters, and $0.2 million of investment in capitalized software development.
Cash provided by investing activities for the nine months ended September 30, 2025 totaled $3.2 million and primarily consisted of $5.0 million of proceeds from the sale of patents, partially offset by $1.8 million of purchases of property and equipment.
Cash Flows from Financing Activities
Cash used in financing activities for the nine months ended September 30, 2026 totaled $4.6 million and consisted primarily of $4.3 million in scheduled quarterly payments on the Term Loan under the JPM Credit Agreement as well as $0.3 million of monthly payments for the note payable related to insurance. The use of cash was partially offset by $0.1 million of proceeds from stock option exercises. The increase in financing cash outflows reflects the transition from our prior non-amortizing Senior Secured Debt to the Term Loan, which requires quarterly principal payments that commenced on December 31, 2025.
Cash used in financing activities for the nine months ended September 30, 2025 totaled $4.3 million, consisting primarily of payment of a note payable of $27.7 million and payment of debt issuance costs of $0.4 million, partially offset by proceeds of the Term Loan of $23.0 million and proceeds from the secured revolving credit facility of $0.7 million.
Critical Accounting Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosures. Our critical accounting estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates,” in our 2025 Annual Report. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026.
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
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to the material weaknesses in our internal control over financial reporting described below.
As of December 31, 2025, the Company identified the following material weaknesses which continue to exist as of September 30, 2026:

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

As a result, the material weaknesses described above continued to exist as of September 30, 2026. Management continues to evaluate and implement remediation measures designed to address these material weaknesses and strengthen the Company’s internal control environment.

Remediation Plan

During the quarter ended September 30, 2026, we continued to make progress on our remediation plan, including information technology controls, and certain revenue and tax accounting processes. Management is committed to remediating the material weaknesses in the Company’s internal control over financial reporting and has implemented and continues to implement measures designed to strengthen the control environment. These efforts include enhancing technical accounting resources, formalizing and expanding internal control procedures over financial reporting, and improving oversight and documentation of key control activities.

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

Changes in Internal Control over Financial Reporting

Other than the changes described in “Remediation Plan” above, there were no changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1.          LEGAL PROCEEDINGS
For information regarding legal proceedings at September 30, 2026, see Note 15 to the condensed consolidated financial statements, which information is incorporated herein by reference.
Item 1A.       RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report. The risk factors below supplement, and should be read together with, the risk factors in our 2025 Annual Report.

Changes in Medicare reimbursement for skin substitutes and other wound care products and procedures have adversely affected, and may continue to adversely affect, our customers and demand for our products.

The wound care market is highly dependent on reimbursement from governmental and private third-party payors, including the Centers for Medicare & Medicaid Services (“CMS”) and Medicare Administrative Contractors (“MACs”). CMS and other payors periodically revise coverage policies, payment levels, coding guidance, and utilization rules for wound care products and procedures, including cellular and tissue-based products for skin wounds (“skin substitutes” or allografts) and other advanced wound care therapies.

Effective January 1, 2026, under the Calendar Year 2026 Medicare Physician Fee Schedule final rule, CMS stopped paying for most skin substitutes as biologicals under the average sales price methodology. It now pays for them as incident-to supplies at a single national rate of approximately $127 per square centimeter in both the physician office and hospital outpatient settings. CMS estimated this change would reduce Medicare spending on these products by nearly 90%. On November 4, 2026, CMS released the Calendar Year 2027 Physician Fee Schedule final rule, which maintains this payment methodology for 2027 and extends national pricing to non-sheet form skin substitutes.

Our Ultramist® system is not a skin substitute or allograft product and is not paid under the skin substitute payment methodology. However, Ultramist® treatment is billed under CPT code 97610, which is paid under the Physician Fee Schedule in the physician office setting. The 2027 final rule reduces the relative value units for CPT code 97610 and reduces the conversion factor applicable to all services paid under the Physician Fee Schedule. As a result, the national Medicare payment for CPT code 97610 in the physician office and mobile clinic setting will be $314.54 per treatment in 2027, compared with $397.81 in 2026, a reduction of approximately 21%. The reduction in relative value units is being phased in, and CMS’s final rule reflects a further decline at full phase-in in 2028. Although the 2028 conversion factor has not been established, absent further rulemaking, we expect a further significant reduction in the 2028 payment rate for CPT code 97610. Lower reimbursement for Ultramist® treatment could reduce demand for our systems and applicators, lengthen sales cycles, and put pressure on our pricing.

In addition, many of our customers operate in care settings where skin substitutes have historically been a significant part of wound care treatment protocols and provider revenue. These changes have reduced revenue at certain wound care practices, hospitals, and other providers. We believe they have contributed to longer sales cycles, deferred or reduced capital purchases, and practice consolidations or closures among our customers and prospective customers during 2026. Continued pressure on provider economics could further alter treatment protocols, limit capital expenditures, reduce demand for our systems and consumables, and impair some customers’ ability to pay amounts they owe us.

CMS has indicated it may continue to revise payment rates and product categories for skin substitutes. MACs and other payors may also adopt new coverage policies, prior authorization requirements, or utilization limits affecting wound care products and procedures. Reimbursement policies are determined by governmental and private payors and are outside our control, and we cannot predict the timing, scope, or effect of future changes. Changes in the wound care reimbursement environment, including those already in effect, could adversely affect our customers’ financial condition and have a material adverse effect on our business, financial condition, and results of operations.

We did not comply with a financial covenant under our JPM Credit Agreement as of September 30, 2026, and any future failure to comply with our covenants could result in an event of default and the acceleration of our indebtedness.

Our JPM Credit Agreement requires us to maintain a minimum fixed charge coverage ratio and to comply with other financial and operating covenants. As of September 30, 2026, we did not meet the fixed charge coverage ratio for the twelve months then ended. On October 28, 2026, we entered into the Amendment pursuant to which the lenders waived the resulting event of default. The Amendment also imposes additional restrictions, including lender consent requirements for acquisitions and repurchases of our equity securities and reduced limits on certain other indebtedness and investments.

As of September 30, 2026, $17.3 million was outstanding under the Term Loan and $0.7 million was outstanding under the Revolver, which matures in September 2027. We cannot assure you that we will comply with our covenants in future periods, or that the lenders would grant future waivers or amendments on acceptable terms, or at all. If we fail to comply and do not obtain a waiver, the lenders could declare all amounts outstanding immediately due and payable, terminate their commitments under the Revolver, and foreclose on the collateral securing the JPM Credit Agreement, which includes substantially all of our assets. Any of these events would have a material adverse effect on our business, financial condition, and results of operations.

We have received a notice from Nasdaq that we do not satisfy a continued listing requirement, and if we are unable to regain compliance, our common stock could be delisted from The Nasdaq Global Market.

On September 23, 2026, we received a notice from Nasdaq that, for the prior 30 consecutive business days, the market value of our listed securities (“MVLS”) was below the $50.0 million minimum required for continued listing on The Nasdaq Global Market. We have until March 22, 2027 to regain compliance, which requires the MVLS to close at $50.0 million or more for at least 10 consecutive business days. If we do not regain compliance by Nasdaq's deadline and are unable to transfer our common stock to The Nasdaq Capital Market, our common stock would be subject to delisting.
Item 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.          DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4.          MINE SAFETY DISCLOSURES
Not applicable.
Item 5.          OTHER INFORMATION
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
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
3.13
Amendment No. 1 to Credit Agreement and Waiver, dated as of October 28, 2026, by and among Sanuwave Health, Inc., Sanuwave, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 28, 2026).

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

SANUWAVE HEALTH, INC.

Dated: November 10, 2026	By:	/s/ Morgan Frank
Morgan Frank
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated: November 10, 2026	By:	/s/ Peter Sorensen
Peter Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)